Form 10-Q
period 1996-04-30
BATTERIES BATTERIES INC
filed 1996-06-19
CIK 1005504

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1996

Commission File Number  0-27994

                           BATTERIES BATTERIES, INC.
            (Exact name of registrant as specified in its charter)

               Delaware                                       13-383-5420
      (State of other jurisdiction                         (I.R.S. Employer)
      incorporation or organization)                       Identification No.)

      200 Madison Avenue
               2nd Fl.
      New York, New York                                               10016
(Address of principal executive offices)                            (Zip Code)

                                      (212) 953-0100
                   (Registrant's telephone number, including area code)

                                      N/A
             (Former name, former address and former fiscal year,
                        if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of June 10, 1996, there were 4,000,000 shares of common stock outstanding.

                           BATTERIES BATTERIES, INC.

                 FORM 10-Q FOR THE PERIOD ENDED APRIL 30, 1996

                                     INDEX


                                                                    Page No.
                                                                    ---------
PART I - FINANCIAL INFORMATION

     Financial Statements

     Consolidated Balance Sheet
        January 31, 1996 and April 30, 1996 (unaudited) ................. 3

     Consolidated Statements of Income
        For the three months ended April 30, 1995 (unaudited)
        and 1996 (unaudited) ............................................ 4

     Consolidated Statements of Cash Flows
        For the three months ended April 30, 1995 (unaudited)
        and 1996 (unaudited) ............................................ 5

     Notes to the Consolidated Financial Statements ..................... 6

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations ............................... 12


PART II - OTHER INFORMATION ............................................ 16

                           BATTERIES BATTERIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                   (In 000's)


                                                          January 31,      April 30,
                                                             1996             1996
                                                         -------------   -------------
                                                                          (unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                             $       946    $     4,462
    Accounts receivable                                        2,517          2,911
    Inventories                                                3,979          4,085
    Prepaid expenses and other current assets                    129            382
    Current deferred income taxes                                103            103
                                                         -----------    -----------
                Total current assets                           7,674         11,943
                                                         -----------    -----------

PROPERTY AND EQUIPMENT - Net                                     508            544
EXCESS OF COST OVER NET ASSETS ACQUIRED                          588            581
OTHER ASSETS                                                     335            221
                                                         -----------    -----------
TOTAL                                                    $     9,105    $    13,289
                                                         ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term debt                                       $       755    $       744
   Accounts payable                                            1,258          1,309
   Accrued expenses                                              202            960
   Redeemable Preferred Stock                                    ---          1,000
   Due to Stockholders of Merger Companies                       ---            795
   Preferred dividends payable                                    53             73
   Current portion of long-term debt                              51             51
   Current portion of obligations under capital leases            41             35
                                                         -----------    -----------
          Total current liabilities                            2,360          4,967
                                                         -----------    -----------
LONG-TERM DEBT                                                   160            153
OBLIGATIONS UNDER CAPITAL LEASES                                  23             23
DEFERRED INCOME TAXES AND OTHER DEFERRED CREDITS                  28             28

STOCKHOLDERS' EQUITY
   Preferred Stock, par value $.001, 2,000,000 shares
    authorized, 1,000,000 shares issued and outstanding            1             --
   Class A Common Stock, par value $.001, 2,000,000
    shares authorized, 517,990 shares and none shares,
    respectively issued and outstanding                            1             --
   Common Stock, par value $.001, 10,000,000 shares
    authorized, 222,010 shares and 4,000,000 shares,
    respectively, issued and outstanding                          --              4
   Additional paid-in capital                                  1,507          7,953
   Retained earnings                                           5,025            161
                                                         -----------    -----------
        Total stockholders' equity                             6,534          8,118
                                                         -----------    -----------
TOTAL                                                    $     9,105    $    13,289
                                                         ===========    ===========

                  See notes to consolidated financial statements.

                           BATTERIES BATTERIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                   (In 000's)


                                                 Three Months        Three Months
                                                   Ended               Ended
                                                April 30, 1995      April 30, 1996
                                                --------------      --------------
NET SALES                                       $   4,848           $   6,179

COST OF SALES                                       3,350               4,094
                                                ---------           ---------
  Gross profit                                      1,498               2,085

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                           1,113               1,804
                                                ---------           ---------

INCOME FROM OPERATIONS                                385                 281

INTEREST EXPENSE, NET                                  28                  18
                                                ---------           ---------

INCOME BEFORE PROVISION
   FOR INCOME TAXES                                   357                 263

PROVISION FOR INCOME TAXES                             33                  82
                                                ---------           ---------

NET INCOME                                            324                 181

PREFERRED STOCK DIVIDEND
    REQUIREMENTS                                        -                  20
                                                ---------           ---------

NET INCOME ATTRIBUTABLE TO
     COMMON STOCKHOLDERS                         $   324             $    161
                                                =========           =========

      Operating results of a closely held predecessor company have been combined without adjustment for income taxes, salaries or other items that are included in the operating results of the taxable predecessor companies. Pro forma net income results have been presented, reflecting an estimated effective income tax rate of 41%. See Note 4 for Unaudited Pro Forma Income Tax Information.
See Note 5 for unaudited pro forma information for acquisition and mergers, including pro forma net income and per share net income available to common stockholders.


                      See notes to consolidated financial statements.

                           BATTERIES BATTERIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                   (In 000's)

                                                             THREE MONTHS       THREE MONTHS
                                                                 ENDED              ENDED
                                                            April 30, 1995     April 30, 1996
                                                            --------------     --------------
OPERATING ACTIVITIES:
Net income                                                       $324                $181
Adjustments to reconcile net income to net cash
provided by operating activities
   Depreciation expense                                            15                  36
   Changes in assets and liabilities:
    Accounts receivable                                           572                (394)
    Inventories                                                   247                (105)
    Prepaid expenses and other assets                             (23)               (140)
    Accounts payable and accrued expenses                        (681)                809
                                                                ------             -------
       Net cash provided by operating activities                  454                 387
                                                                ------             -------

INVESTING ACTIVITIES:
Purchase of property and equipment, net                            (1)                (65)
                                                                ------             -------
        Net cash used in investing activities                      (1)                (65)
                                                                ------             -------

FINANCING ACTIVITIES:
Proceeds from initial public offering, net of expenses             --               9,134
Payments to stockholders of Merger
   Companies in connection with mergers                            --              (5,916)
Payments on borrowings                                           (158)                (18)
Principal payments on capital lease obligations                    --                  (6)
                                                                ------             -------
        Net cash provided by (used in) financing activities      (158)              3,194
                                                                ------             -------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                               295               3,516

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                           517                 946
                                                                ------             -------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                                $812              $4,462
                                                                ======             =======

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
    Cash paid during period for:
         Interest                                               $  26              $   30
                                                                ======             =======
         Income taxes                                              --              $   39
                                                                ======             =======
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITY:
     Preferred stock dividends accrued                             --              $   20
                                                                ======             =======
     Amounts payable to stockholders of Merger Companies           --              $  795
                                                                ======             =======

                       See notes to consolidated financial statements.

                           BATTERIES BATTERIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                April 30, 1996
                                  (Unaudited)


1.   BASIS OF PRESENTATION

     In April 1996, Batteries Batteries, Inc. (the "Company") acquired, by merger or stock acquisition (the "Mergers"), simultaneously with the closing of its initial public offering of common stock and redeemable warrants (the "Offering"), Advanced Fox Antenna, Inc. ("Advanced Fox") and Tauber Electronics, Inc. ("Tauber"), (collectively, the "Merger Companies") for common stock and cash. These three businesses are referred to herein as the "Combined Companies." As a result of the substantial continuing interests in the Company of the former stockholders of the Combined Companies, the historical financial information of each of the Combined Companies has been combined through April 12, 1996 on a historical cost basis in accordance with generally accepted accounting principles as if the Combined Companies had always been members of the same operating group. In June 1995, the Company acquired 95% of the outstanding common stock of Specific Energy Corporation ("Specific Energy") in a business combination accounted for as purchase. The accompanying consolidated financial statements and related notes to the consolidated financial statements are representative of what the financial position, results of operations and cash flows would have been if the Combined Companies, except for Specific Energy, which is included from June 1, 1995, the effective date of its acquisition, had been combined on February 1, 1995 (the beginning of fiscal 1995). The assets and liabilities of the Combined Companies are reflected at their historical amounts. The capital stock of Batteries Batteries, Inc. is presented as capital stock of the Company and the capital stock of Advanced Fox and Tauber is included in additional paid-in capital and their retained earnings have been reclassified to additional paid-in capital as of the date of the Mergers.

     The results of operations of the Combined Companies reflect the combined historical operating results of closely held Subchapter S and C corporations, and do not include pro forma adjustments for income taxes, officers' salaries or other items necessary for combining Subchapter S and C corporations. (See Notes 4 and 5.)

     Batteries Batteries, Inc. has reported on a fiscal year ending January 31. Tauber and Advanced Fox have previously reported on a fiscal year ending December 31. As such, the accounts of Tauber and Advanced Fox for their respective fiscal quarters ending March 31 have been combined with the accounts of Batteries Batteries, Inc. for the quarter ended April 30.

     The accompanying consolidated financial statements as of April 30, 1996 and the three months ended April 30, 1996 and April 30, 1995 are unaudited; but in the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results which may be expected for the year as a whole. These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1 (No. 33-80939) declared effective by the Securities and Exchange Commission on April 8, 1996 (the "Registration Statement") which related to the Offering.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following supplements the significant accounting policies referred to in the Notes to the Combined Financial Statements included in the Registration Statement.

     a. Net income per share - Historical net income per share has not been presented as it is not meaningful due to the S Corporation status of one of the Merger Companies. See Note 4 for pro forma net income per share.

     b. Statement of Financial Accounting Standards No. 123 - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in its annual financial statements.

     c. Statement of Financial Accounting Standards No. 121 - The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of." There was no impact in the consolidated financial statements from adoption of this statement.

3.   STOCKHOLDERS' EQUITY

     Changes in stockholders' equity during the three months ended April
     30, 1996 were as follows:
                                                                     (in 000's)
                                                                     ----------
     Stockholders' equity at January 31, 1996                        $6,534

     Issuance of 2,300,000 shares of common stock at $5.00 per
      share and 2,300,000 redeemable common stock purchase
      warrants at $.10 per warrant in the Offering, net of
      underwriting discounts and offering costs                       9,134

     Use of portion of proceeds of Offering to pay the
      cash portion of the merger consideration                       (5,916)

     Additional amounts payable (net) to the former stockholders
      of Merger Companies based on merger agreements                   (795)

     Reclassification of the Preferred Stock to Redeemable
      Preferred Stock upon consummation
      of the Offering                                                (1,000)

     Preferred stock dividend requirements                              (20)

     Net income                                                         181
                                                                     ------

     Stockholders' equity at April 30, 1996                          $8,118
                                                                     ======

     a.   The Mergers

          Simultaneously with the closing of the Offering, the Company issued 960,000 shares of common stock and options to purchase 50,000 shares of common stock and paid $5,916,000 in cash to the former stockholders of the Merger Companies. In addition, the Company estimated that it owes an additional $795,000 in cash payable in the second and third quarters of 1996 to the former stockholders of the Merger Companies in connection with the respective merger agreements. Such amount has been reflected as a reduction of stockholders' equity and been credited as an amount due to stockholders. Approximately $600,000 of this amount was paid in May 1996 and the remainder will be paid during the period ending October 31, 1996.

     b.   Preferred Stock

          Pursuant to its terms, the 1,000,000 shares of preferred stock outstanding on April 30, 1996, are to be redeemed on April 12, 1997 at $1.00 per share with accrued dividends at 8% per annum. The Company redeemed 250,000 of the 1,000,000 shares in May 1996.

     c.   Class A Common Stock

          Upon the consummation of the Offering the outstanding shares of Class A Common Stock were converted into a like numbers of shares of Common Stock, in accordance with their terms.

     d.   Stock Options

          In 1996, the Company granted stock options to purchase 185,000 shares to certain employees and an option to purchase 50,000 shares of Common Stock in connection with the Mergers at $5.00 per share. In addition, the Company previously had outstanding options to purchase 20,720 shares which were granted to two directors at $2.89 per share.

     e.   Warrants

          Each Warrant is exercisable at a price of $5.00 per share after April 8, 1997 and is redeemable thereafter at a price of $.01 per warrant upon not less than 30 days' prior written notice if the last sale price of the Common Stock has been at least $7.50 per share on the 20 consecutive trading days ending on the third day prior to the date on which the notice of redemption is given.

4.       UNAUDITED PRO FORMA INCOME TAX INFORMATION

The following unaudited pro forma income tax information is presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," as if Advanced Fox, a subchapter S corporation prior to its merger with the Company, had been subject to federal income taxes throughout the periods presented:

                                                       (in 000's)
                                                       -----------
                                       Three Months              Three Months
                                       Ended April 30,           Ended April 30,
                                            1995                     1996
                                     --------------------     ------------------

Net income before pro forma
 adjustments, per the consolidated
 statements of income                   $        357             $         263
Provision for income taxes                       146                       108
                                     --------------------     ------------------
Pro forma net income                    $        211             $         155
                                     ===================      ==================


As of April 12, 1996, the subchapter S Corporation status has terminated. The pro forma adjustment reflects an increase in the provisions for income taxes to an effective rate of 41%. While this effective rate represents the Combined Companies pro forma tax rate based on the historic earning trends in the respective tax jurisdictions, this rate may change in the future.


5.   UNAUDITED PRO FORMA INFORMATION FOR ACQUISITION AND MERGERS

     On June 6, 1995, effective June 1, 1995, the Company acquired 95% of the outstanding common stock of Specific Energy for approximately $1,013,000, including $770,000 in cash, a note payable in the amount of $180,000, and acquisition related expenses of approximately $63,000 (the "Acquisition"). The Acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. The purchase price was allocated to the underlying assets and liabilities based upon their respective fair values. The allocation of the purchase price included the assignment of approximately $604,000 to excess of cost over net assets acquired. The results of Specific Energy are included in the consolidated financial statements from the effective date of Acquisition.

     The following presents the unaudited pro forma results of operations of the Company for the three months ended April 30, 1995 and 1996 as if the Acquisition had been consummated at the beginning of fiscal year 1995, and includes certain pro forma adjustments resulting from the Mergers and the Offering, including the amortization of intangible assets, adjustments to executive compensation, an increase in corporate overhead expenses and a reduction in interest expense. In addition, the pro forma provision for income taxes is provided at an effective rate of 41.7%. (See Note 4).

                                              Three Months       Three Months
                                              Ended April 30,   Ended April 30,
                                                   1995              1996

Net sales                                         $ 5,475          $6,179
Cost of sales                                       3,715           4,094
                                                  -------         -------

Gross profit                                        1,760           2,085
Selling, general and administrative
 expenses                                           1,434           1,826
                                                  -------         -------
Operating income                                      326             259
Interest expense (income)                              32            (22)
                                                  -------         -------
Income before income taxes                            294             281
Provision for income taxes                            121             115
                                                  -------         -------
Net income                                          $ 173           $ 166
                                                  =======         =======
Preferred stock dividend requirements                                  20
                                                                  -------
Net income available to common stockholders                        $  146
                                                                  =======
Per share net income available to
 common stockholders                                               $  .04
                                                                  =======

The computation of pro forma net income per share as adjusted is based upon 4,151,573 weighted average shares of Common Stock outstanding, which includes
(i) 740,000 shares outstanding prior to the Offering, including the shares issued upon conversion of outstanding shares of Class A Common Stock, (ii) 2,300,000 shares sold in the Offering, (iii) 960,000 shares issued to the stockholders of the Merger Companies as a portion of the consideration for the Mergers and (iv) the dilution attributable to outstanding stock options and warrants in applying the treasury stock method.

The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect results that would have occurred had the Acquisition and Mergers occurred at the beginning of fiscal year 1995 or the results which may occur in the future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Introduction

     Prior to the Mergers, each of the three Combined Companies operated as a separate independent entity. For all periods presented, the consolidated financial statements include the accounts of the Combined Companies as if the Combined Companies had always been members of the same operating group without giving effect to the Mergers or the Offering. As a result, historical combined results may not be comparable to or indicative of future performance. The assets and liabilities of the Combined Companies are reflected at their historical amounts.

     Advanced Fox has operated as a Subchapter S corporation under the Internal Revenue Code of 1986, as amended. The Company will file as a consolidated group for federal income tax purposes. The unaudited pro forma results included in the Notes to the Consolidated Financial Statements reflect an income tax provision at an effective rate of 41% calculated in accordance with SFAS No. 109. While this effective rate represents the Combined Companies' pro forma tax rate based on the historic earnings trends in the respective tax jurisdictions, this rate may change in the future. See Note 4 of Notes to Consolidated Financial Statements.

Results of Operations

     The following table sets forth various items as a percentage of net sales revenues for the three months ended April 30, 1995 and 1996 on an historical basis, as well as on a pro forma basis, giving effect to the Mergers. The primary differences between the pro forma and historical results are due to the inclusion of (i) the results of operations of Specific Energy, which was acquired in June 1995, (ii) the adjustments to compensation expense resulting in the renegotiation of the executive compensation agreements with the Presidents of each of the Merger Companies, additional executives compensation and contractual management fees, (iii) adjustment to interest expense resulting from the use of proceeds from the Offering and (iv) the additional provision for income taxes resulting from the elimination of subchapter S corporation status.

                                                Three Months Ended April 30,
                                                Historical        Pro Forma
                                               1995     1996     1995     1996
                                               ----     ----     ----     ----
Net Sales                                     100.0%  100.0%     100.0%  100.0%
Cost of sales                                  69.1    66.3       67.9    66.3
                                              ------  ------     ------  ------
Gross Margin                                   30.9    33.7       32.1    33.7
Selling, general and administrative expenses   23.0    29.2       26.2    29.5
                                              ------  ------     ------  ------
   Income from operations                       7.9     4.5        5.9     4.2
Interest expense (income)                        .5      .2         .5     (.3)
                                              ------  ------     ------  ------
Income before provision for income taxes        7.4%    4.3%       5.4%    4.5%
                                              ======  ======     ======  ======



Historical Three Months Ended April 30, 1996 ("1996") Compared to Historical Three Months Ended April 30, 1995 ("1995")

     Net sales increased 27.5% from $4.8 million in 1995 to $6.2 million in 1996. The increase was primarily due to the inclusion of Specific Energy's revenues of $ .6 million and the continued rapid growth of Advanced Fox's cellular accessory business, partially offset by a decline in Tauber's sales, primarily the result of a reduction of its value added battery assembly business caused by a discontinuation of production by a supplier of a battery product and the delays in reorders from certain customers.

     Gross profit increased from $1.5 million in 1995 to $2.1 million in 1996 and as a percentage of sales increased from 30.9% in 1995 to 33.7% in 1996. The percentage increase is primarily due to the inclusion of the revenues and cost of sales of Specific Energy which reflect higher gross profit margins, particularly its retail sales margins, and the large sales increase in the Advanced Fox cellular accessory business which are effected at significantly higher margins than the margins of the Tauber sales; Tauber sales declined between the comparative periods.

     Selling, general and administrative ("SG&A") expenses increased from $1.1 million in 1995 to $1.8 million in 1996 and as a percentage of sales increased from 23.0% in 1995 to 29.2% in 1996. The percentage increase was substantially due to: i) the inclusion of the results of operations of Specific Energy which due to its retail operations has a higher percentage than Tauber's and Advanced Fox's percentages ii) an increase in marketing, selling and distribution costs incurred by Advanced Fox and iii) the reduction in sales by Tauber which was not fully offset by expense reductions.

Liquidity and Capital Resources

     For the 1995 and 1996 three month comparative periods, net cash provided by operating activities were $454,000 and $387,000, respectively, the difference resulting from several factors including the reduction in net income and a $140,000 increase in prepaid expenses and other assets, partially the result of the payment of a $150,000 origination fee to Founders Management Services, Inc., an affiliate of Messrs. Warren H. Haber, Chairman of the Board and John L. Teeger, a Vice President and Director of the Company; and cash used for additions to property and equipment were $1,000 and $65,000, respectively. For the 1995 period, the cash used in financing activities ws $158,000, the result of payments of debt. For the 1996 period cash provided by financing activities was $3.2 million primarily due to the net proceeds from the Offering. Of the $9.2 million net proceeds from the Offering, $5.9 million was paid to the former stockholders of the Merger Companies. As a result, the Company had at April 30, 1996 cash and cash equivalents of approximately $4.5 million.

     To effect the Mergers, the Company, in addition to the $5.9 million cash payment, issued 960,000 shares of Common Stock and an option to purchase an additional 50,000 shares at a price of $5.00 per share. Pursuant to the related merger agreements, an additional $.8 million is to be paid to the former stockholders of the Merger Companies (reflected as a reduction of the stockholders equity and credited as a payable) of which approximately $.6 million was paid in May 1996, with the balance to be paid prior to October 31,1996.

     The Company redeemed in May 1996 from the net proceeds of the Offering 250,000 of the 1,000,000 outstanding shares of Series A Preferred Stock at the redemption price of $1.00 per share plus accrued dividends at 8% per annum. Pursuant to their terms, the remaining 750,000 shares are to be redeemed on April 11, 1997 at the redemption price.

     In addition, the Company expects to repay approximately $744,000 of outstanding debt at April 30, 1996 during the second and third quarters of 1996.

     The Company estimates that it will incur additional capital expenditures of approximately $500,000 during the next twelve months in connection with the new retail locations, expansion of office and warehouse facilities and procurement of computer systems.

     Management believes that operating cash flow, available cash and available credit resources, will be adequate to make the repayments of indebtedness described herein, to meet the working capital needs of the Company and to meet anticipated capital expenditure needs during the next 12 months. Although the Company intends to issue shares of Common Stock as its primary method of financing acquisitions, it anticipates that additional funds will be required to implement successfully its acquisition program, and will use various methods to finance acquisitions for this purpose.

Seasonality and Inflation

     The Company's net sales typically show no significant seasonal variations, although net sales may be affected in the future by timing of retail store openings or acquisitions.

     The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.

                          PART II - OTHER INFORMATION



Item 5. Other Information

     The Company appointed on May 20, 1996 Mr. Stephen Rade, President of Advanced Fox and Vice President of the Company as its Chief Operating Officer.


Item 6. Exhibits and Reports on Form 8-K

a)   Exhibits

         None.

b)   Reports on Form 8-K

     No current reports on Form 8-K were filed during the three months ended April 30, 1996.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     June 18, 1996                 By: /s/ Ronald E. Badke
            Date                      _______________________________________
                                   Ronald E. Badke
                                   Vice President and Chief Financial Officer


                                   By: /s/ Donald L. Luke
                                      _______________________________________
                                   Donald L. Luke
                                   President and Chief Executive Officer


                                   By: /s/ John L. Teeger
                                      _______________________________________
                                   John L. Teeger
                                   Vice President and Secretary