Form 10-Q
period 1996-06-30
BATTERIES BATTERIES INC
filed 1996-08-15
CIK 1005504

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q



         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                   ---    ---

         As of August 9, 1996, there were 4,000,000 shares of common stock outstanding.

                           BATTERIES BATTERIES, INC.

                 FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 1996

                                     INDEX


                                                                                              Page No.
                                                                                             ---------
PART I - FINANCIAL INFORMATION

                  Financial Statements

                  Consolidated Balance Sheet ...............................................      3
                     January 31, 1996 and June 30, 1996 (unaudited)

                  Consolidated Statements of Income.........................................      4
                     For the three months and six months ended
                     June 30, 1995 (unaudited) and June 30, 1996 (unaudited)

                  Consolidated Statements of Cash Flows.....................................      5
                     For the six months ended June 30, 1995 (unaudited)
                     and June 30, 1996 (unaudited)

                  Notes to the Consolidated Financial Statements ...........................      6

                  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ......................................     12


PART II - OTHER INFORMATION ................................................................     17



                          BATTERIES BATTERIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                                  (IN 000'S)

                                                                   JANUARY 31,    JUNE 30,
                                                                      1996          1996
                                                                 -------------  -----------
                                                                                 (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ....................................     $  946        $ 2,342
  Accounts receivable ..........................................      2,517          2,831
  Inventories ..................................................      3,979          4,182
  Prepaid expenses and other current assets ....................        129            248
  Current deferred income taxes ................................        103             52
                                                                 -------------  -----------
     Total current assets ......................................      7,674          9,655
                                                                 -------------  -----------
PROPERTY AND EQUIPMENT--Net ....................................        508            666
EXCESS OF COST OVER NET ASSETS ACQUIRED ........................        588            627
OTHER ASSETS ...................................................        335            221
                                                                 -------------  -----------
TOTAL ..........................................................     $9,105        $11,169
                                                                 =============  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt ..............................................     $  755        $   590
  Accounts payable .............................................      1,258            923
  Accrued expenses .............................................        202            395
  Redeemable Preferred Stock ...................................         --            750
  Due to former stockholders of Merger Companies ...............         --             91
  Preferred dividends payable ..................................         53             65
  Current portion of long-term debt ............................         51             12
  Current portion of obligations under capital leases ..........         41             24
                                                                 -------------  -----------
     Total current liabilities .................................      2,360          2,850
                                                                 -------------  -----------
LONG-TERM DEBT .................................................        160             13
OBLIGATIONS UNDER CAPITAL LEASES ...............................         23             23
DEFERRED INCOME TAXES AND OTHER DEFERRED  CREDITS ..............         28              9
STOCKHOLDERS' EQUITY
  Preferred Stock, par value $.001, 2,000,000 shares authorized,
   1,000,000 shares issued and outstanding .....................          1             --
  Class A Common Stock, par value $.001, 2,000,000 shares
   authorized, 517,990 shares and none shares, respectively
  issued  and outstanding ......................................          1             --
  Common Stock, par value $.001, 10,000,000 shares authorized,
   222,010 shares and 4,000,000 shares, respectively, issued and
   outstanding .................................................         --              4
  Additional paid-in capital ...................................      1,507          8,001
  Retained earnings ............................................      5,025            269
                                                                 -------------  -----------
     Total stockholders' equity ................................      6,534          8,274
                                                                 -------------  -----------
  TOTAL ........................................................     $9,105        $11,169
                                                                 =============  ===========

               See notes to consolidated financial statements.

                          BATTERIES BATTERIES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                   (000'S)

                                 THREE MONTHS ENDED   SIX MONTHS ENDED
                                      JUNE 30,            JUNE 30,
                                   1995      1996      1995      1996
                                --------  --------  --------  ---------
NET SALES .....................   $4,890    $6,197    $9,738    $12,376
COST OF SALES .................    3,482     4,173     6,832      8,267
                                --------  --------  --------  ---------
    Gross profit ..............    1,408     2,024     2,906      4,109
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES  .....    1,240     1,837     2,353      3,641
                                --------  --------  --------  ---------
INCOME FROM OPERATIONS ........      168       187       553        468
INTEREST EXPENSE (INCOME), NET        19        (5)       47         13
                                --------  --------  --------  ---------
INCOME BEFORE PROVISION FOR
 INCOME TAXES .................      149       192       506        455
PROVISION FOR INCOME TAXES  ...       --        74        33        156
                                --------  --------  --------  ---------
NET INCOME ....................      149       118       473        299
PREFERRED STOCK DIVIDEND
 REQUIREMENTS .................        7        10         7         30
                                --------  --------  --------  ---------
NET INCOME ATTRIBUTABLE TO
 COMMON STOCKHOLDERS ..........   $  142    $  108    $  466    $   269
                                ========  ========  ========  =========

   Operating results of a closely held predecessor company through April 12, 1996 have been combined without adjustment for income taxes, salaries or other items that are included in the operating results of the taxable predecessor companies. Pro forma net income results have been presented, reflecting an estimated effective income tax rate of 41%. See Note 4 for Unaudited Pro Forma Income Tax Information. See Note 5 for Unaudited Pro Forma Information for acquisition and mergers, including pro forma net income and per share net income available to common stockholders.

               See notes to consolidated financial statements.

                          BATTERIES BATTERIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                  (IN 000'S)

                                                                    SIX MONTHS       SIX MONTHS
                                                                  ENDED JUNE 30,   ENDED JUNE 30,
                                                                       1995             1996
                                                                 ---------------  ---------------
OPERATING ACTIVITIES:
Net income .....................................................     $    473          $   299
Adjustments to reconcile net income to net cash provided by
 operating activities
 Depreciation expense ..........................................           30               76
 Deferred income taxes and other deferred credits ..............          (18)              70
 Changes in assets and liabilities:
 Accounts receivable ...........................................          316             (314)
 Inventories ...................................................          545             (203)
 Prepaid expenses and other assets .............................         (129)              27
 Accounts payable and accrued expenses .........................         (222)            (224)
                                                                 ---------------  ---------------
   Net cash provided by (used in) operating activities .........          995             (269)
                                                                 ---------------  ---------------
INVESTING ACTIVITIES:
Purchase of property and equipment, net ........................           (2)            (223)
Acquisition of Specific Energy Corporation, net of cash
 acquired ......................................................         (720)             (55)
                                                                 ---------------  ---------------
   Net cash used in investing activities .......................         (722)            (278)
                                                                 ---------------  ---------------
FINANCING ACTIVITIES:
Proceeds from private placement ................................        1,500               --
Deferred financing costs ........................................         (271)              --
Proceeds from initial public offering, net of expenses  ........           --            9,134
Payments to former stockholders of Merger Companies in
 connection with mergers .......................................           --           (6,573)
Redemption of preferred stock ..................................           --             (250)
Prepayment of note payable to minority stockholder  ............           --             (180)
Payments on borrowings .........................................         (452)            (188)
                                                                 ---------------  ---------------
   Net cash provided by financing activities  ..................          777            1,943
                                                                 ---------------  ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS ......................        1,050            1,396
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................          517              946
                                                                 ---------------  ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD .......................     $  1,567          $ 2,342
                                                                 ===============  ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during period for:
  Interest .....................................................     $     53          $    48
                                                                 ===============  ===============
  Income taxes .................................................     $     28          $    80
                                                                 ===============  ===============
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITY:
 Preferred stock dividends accrued .............................                       $    30
                                                                                  ===============
 Amounts payable to former stockholders of Merger Companies  ...                       $   138
                                                                                  ===============
 Portion of purchase price of Specific Energy Corporation
  which was financed by seller .................................     $180,000
                                                                 ===============

               See notes to consolidated financial statements.

                           BATTERIES BATTERIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (Unaudited)


1.       BASIS OF PRESENTATION

         In April 1996, Batteries Batteries, Inc. (the "Company") acquired, by merger or stock acquisition (the "Mergers"), simultaneously with the closing of its initial public offering of common stock and redeemable warrants (the "Offering"), Advanced Fox Antenna, Inc. ("Advanced Fox") and Tauber Electronics, Inc. ("Tauber"), (collectively, the "Merger Companies") for common stock and cash. These three businesses are referred to herein as the "Combined Companies." As a result of the substantial continuing interests in the Company of the former stockholders of the Combined Companies, the historical financial information of each of the Combined Companies has been combined on a historical cost basis in accordance with generally accepted accounting principles as if the Combined Companies had always been members of the same operating group. In June 1995, the Company acquired 95% of the outstanding common stock of Specific Energy Corporation ("Specific Energy") in a business combination accounted for as purchase. (In June 1996, the Company acquired the remaining minority 5% interest for cash). The accompanying consolidated financial statements and related notes to the consolidated financial statements are representative of what the financial position, results of operations and cash flows would have been if the Combined Companies, except for Specific Energy, which is included from June 1, 1995, the effective date of its acquisition, had been combined at the beginning of fiscal 1995. The assets and liabilities of the Combined Companies are reflected at their historical amounts. As of the date of the Mergers, the capital stock of Batteries Batteries, Inc. is presented as capital stock of the Company and the capital stock of Advanced Fox and Tauber is included in additional paid-in capital and their retained earnings have been reclassified to additional paid-in capital.

         The results of operations of the Combined Companies reflect the combined historical operating results of closely held Subchapter S and C corporations through the effective date of the Mergers, and do not include pro forma adjustments for income taxes, officers' salaries or other items necessary for combining Subchapter S and C corporations through such date. (See Notes 4 and 5.)

         Batteries Batteries, Inc. has previously reported on a fiscal year ending January 31, 1997, Advanced Fox and Tauber have previously reported on a fiscal year ending December 31, 1996. As such, the accounts of Tauber and Advanced Fox for their respective fiscal quarters ending March 31, previously had been combined with the accounts of Batteries Batteries, Inc. for the quarter ended April 30, 1996 and 1995. During the second quarter of fiscal 1996, Batteries Batteries, Inc. changed its fiscal year end to December 31, 1996 to conform with that of Advanced Fox and Tauber.

Therefore, the unaudited consolidated statements of income and cash flows presented herein for the three and six months ended June 30, 1996 include the results of Advanced Fox and Tauber for the three and six months ended June 30, 1996 and that of Batteries Batteries, Inc. for the two and five months ended June 30, 1996. The unaudited consolidated statements of income and cash flows for the three and six months ended June 30, 1995 include the results of Advanced Fox and Tauber for such periods and that of Batteries Batteries, Inc. for the one month period from June 1, 1995 (commencement of operations) to June 30, 1995.

         The accompanying consolidated financial statements as of June 30, 1996 and the three and six months ended June 30, 1996 and June 30, 1995 are unaudited; but in the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results which may be expected for the year as a whole. These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1 (No. 33-80939) declared effective by the Securities and Exchange Commission on April 8, 1996 (the "Registration Statement") which related to the Offering.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The following supplements the significant accounting policies referred to in the Notes to the Combined Financial Statements included in the Registration Statement.

         a. Net income per share - Historical net income per share has not been presented as it is not meaningful due to the S Corporation status through April 12, 1996 of one of the Merger Companies. See Note 4 for pro forma net income per share.

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

         c. Statement of Financial Accounting Standards No. 121 - The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of,." during the first quarter of fiscal 1996. There was no impact in the consolidated financial statements from adoption of this statement.

3.       STOCKHOLDERS' EQUITY

         Changes in stockholders' equity were as follows:

                                                                                      (in 000's)
                                                                                      ----------
         Stockholders' equity at January 31, 1996                                       $6,534

         Issuance of 2,300,000 shares of common stock at $5.00 per share and
           2,300,000 redeemable common stock purchase warrants at $.10 per warrant in the Offering, net of underwriting discounts and offering
           costs                                                                         9,135

         Use of portion of proceeds of Offering to pay the
           cash portion of the merger consideration                                     (6,573)

         Additional amounts payable (net) to the former stockholders
            of Merger Companies based on merger agreements                                 (91)

         Reclassification of the Preferred Stock to  Redeemable
            Preferred Stock upon consummation
            of the Offering                                                             (1,000)

         Preferred stock dividend requirements                                             (30)

         Net income                                                                        299
                                                                                        ------

         Stockholders' equity at June 30, 1996                                          $8,274
                                                                                        ======


         a.       The Mergers

                  Simultaneously with the closing of the Offering, the Company issued 960,000 shares of common stock and options to purchase 50,000 shares of common stock and paid $5,916,000 in cash to the former stockholders of the Merger Companies. In addition, the Company owed an additional $91,000 in cash to the former stockholders of the Merger Companies in connection with the respective merger agreements. Approximately $657,000 of this amount was paid in the second quarter of 1996 and the remainder will be paid on or prior to September 30, 1996. Such amount has been reflected as a reduction of stockholders' equity and been credited as an amount due to stockholders.

         b.       Preferred Stock

                  Pursuant to its terms, the outstanding shares of preferred stock are to be redeemed on April 12, 1997 at $1.00 per share with accrued dividends at 8% per annum. The Company voluntarily redeemed 250,000 of the original 1,000,000 shares in May 1996.

         c.       Class A Common Stock

                  Upon the consummation of the Offering, the outstanding shares of Class A Common Stock were converted into a like number of shares of Common Stock in accordance with their terms .

         d.       Stock Options

                  In 1996, the Company granted stock options to purchase 185,000 shares to certain employees and an option to purchase 50,000 shares of Common Stock in connection with the Mergers at $5.00 per share. In addition, the Company had outstanding previously issued options to purchase 20,720 shares which were granted to two directors at $2.89 per share.

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

4.       UNAUDITED PRO FORMA INCOME TAX INFORMATION

The following unaudited pro forma income tax information is presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," as if Advanced Fox, a subchapter S corporation prior to its merger with the Company, had been subject to federal income taxes throughout the periods presented :

                                  (in 000's)


                                                 Three Months Ended June 30th      Six Months Ended June 30th
                                                     1995            1996             1995              1996
                                                 ----------------------------      ---------------------------
Net income before pro forma adjustments,
  per the consolidated statements of income            $149           $192            $506             $455
Provision for income taxes                               61             79             207              186
                                                       ----           ----            ----              ---
Pro forma net income                                   $ 88           $113            $299             $269
                                                       ====           ====            ====             ====

As of April 12, 1996, the SubChapter S Corporation status terminated. The pro forma adjustment reflects an increase in the provisions for income taxes to an effective rate of 41%. While this effective rate represents the Combined Companies pro forma tax rate based on the historic earning trends in the respective tax jurisdictions, this rate may change in the future.


5.       UNAUDITED PRO FORMA INFORMATION FOR ACQUISITION AND MERGERS

         On June 6, 1995, effective June 1, 1995, the Company acquired 95% of the outstanding common stock of Specific Energy for approximately $1,013,000, including $770,000 in cash, a note payable in the amount of $180,000, and acquisition related expenses of approximately $63,000 (the "Acquisition"). In June 1996, the Company acquired the remaining 5% minority interest for approximately $55,000 and prepaid the note payable of $180,000. The Acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. The purchase price was allocated to the underlying assets and liabilities based upon their respective fair values. The allocation of the purchase price included the assignment of approximately $640,000 to excess of cost over net assets acquired. The results of Specific Energy are included in the consolidated financial statements from the effective date of Acquisition.

         The following presents the unaudited pro forma results of operations of the Company for the three and six months ended June 30, 1995 and 1996 as if the Acquisition had been consummated at the beginning of fiscal year 1995 and the operations of Batteries Batteries Inc. had been included for the three and six months ended June 30, 1996, and includes certain pro forma adjustments resulting from the Mergers and the Offering, including the amortization of intangible assets, adjustments to executive compensation, an increase in corporate overhead expenses and a reduction in interest expense. In addition, the pro forma provision for income taxes is provided at an effective rate of 41%. (See Note 4).




                                               Three Months Ended June 30                    Six Months Ended June 30
                                                     1995          1996                        1995                1996
                                                     ----          ----                        ----                ----
Net sales                                          $ 5,329        $6,439                    $10,804              $12,618
Cost of sales                                        3,739         4,314                      7,454                8,408
                                                   -------        ------                    -------              -------
Gross profit                                         1,590         2,125                      3,350                4,210
Selling, general and administrative
 expenses                                            1,498         1,971                      2,932                3,797
                                                   -------        ------                     ------               ------
Operating income                                        92           154                        418                  413
Interest expense (income)                              (62)          (11)                       (30)                 (33)
                                                   -------        ------                     ------               ------
Income before income taxes                             154           165                        448                  446
Provision for income taxes                              62            68                        183                  183
                                                   -------        ------                     ------               ------
Net income                                          $   92        $   97                     $  265               $  263
Preferred stock dividend requirements                   15            15                         35                   35
                                                   -------        ------                     ------               ------
Net income available to common
     stockholders                                   $   77        $   82                     $  230               $  228
                                                   =======        ======                     ======               ======
Per share net income available to
     common  stockholders                           $  .02        $  .02                     $  .05               $  .05
                                                    ======        ======                     ======               ======



The computation of pro forma net income per share is based upon 4,300,000 weighted average shares of Common Stock outstanding, which includes (i) 740,000 shares outstanding prior to the Offering, including the shares issued upon conversion of outstanding shares of Class A Common Stock, (ii) 2,300,000 shares sold in the Offering, (iii) 960,000 shares issued to the former stockholders of the Merger Companies as a portion of the consideration for the Mergers and (iv) the dilution attributable to outstanding stock options and warrants in applying the treasury stock method.

The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect results that would have occurred had the Acquisition and Mergers occurred at the beginning of fiscal year 1995 or the results which may occur in the future.

6.       SUBSEQUENT EVENT

         In August 1996, the Company entered into an agreement in principle to acquire Battery Network Inc., Alexander Battery Co. Inc. and their affiliated companies ("Alexander"). The acquisition is subject to the execution of a formal agreement which will provide for a purchase price in excess of $14,000,000 payable in cash, convertible preferred stock, shares of common stock of the Company, and options to purchase additional shares of common stock.

         Alexander is a national battery distributor and value added assembler with operations in San Diego, California, McHenry, Illinois and North Branch, New Jersey. Its unaudited revenues for the calendar year ended December 31, 1995 were approximately $23,000,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction
- ------------

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

         Advanced Fox operated as a Subchapter S corporation under the Internal Revenue Code of 1986, as amended through April 12, 1996, the effective date of the merger. The Company will file as a consolidated group for federal income tax purposes. The unaudited pro forma results included in the Notes to the Consolidated Financial Statements reflect an income tax provision at an effective rate of 41% calculated in accordance with SFAS No. 109. While this effective rate represents the Combined Companies' pro forma tax rate based on the historic earnings trends in the respective tax jurisdictions, this rate may change in the future. See Note 4 of Notes to Consolidated Financial Statements.

Results of Operations
- ---------------------

         The following table sets forth various items as a percentage of net sales revenues for the three and six months ended June 30, 1995 and 1996 on an historical basis, as well as on a pro forma basis, giving effect to the Mergers. The primary differences between the pro forma and historical results are due to the (i) inclusion of the results of operations of Specific Energy, which was acquired in June 1995, (ii) the adjustments to compensation expense resulting in the renegotiation of the executive compensation agreements with the Presidents of each of the Merger Companies, additional executives compensation and contractual management fees, (iii) adjustment to interest expense resulting from the use of proceeds from the Offering, (iv) the additional provision for income taxes resulting from the elimination of Subchapter S corporation status and (v) the inclusion of the operations of Batteries Batteries, Inc. for the three and six months ended June 30, 1996.



                                           Three Months ended June 30                    Six Months ended June 30
                                         Historical               Pro Forma            Historical                 Pro Forma
                                     ------------------     ------------------      -----------------        -----------------
                                     1995          1996     1995          1996      1995         1996        1995         1996
                                     ----          ----     ----          ----      ----         ----        ----         ----
Net Sales                           100.0%        100.0%   100.0%        100.0%    100.0%       100.0%      100.0%       100.0%
Cost of Sales                        71.2          67.3     70.2          67.0      70.2         66.8        69.0         66.6
                                    -----         -----    -----         -----     -----        -----       -----        -----
Gross Margin                         28.8          32.7     29.8          33.0      29.8         33.2        31.0         33.4
Selling, general and
   administrative expenses           25.4          29.7     28.1          30.6      24.1         29.4        27.1         30.2
                                    -----         -----    -----         -----     -----        -----       -----        -----
Income from operations                3.4           3.0      1.7           2.4       5.7          3.8         3.9          3.2
Interest expense (income)              .4           (.1)    (1.2)          (.2)       .5           .1         (.3)         (.3)
                                    -----         -----    -----         -----     -----        -----       -----        -----
Income before provision
   for income taxes                   3.0%          3.1%     2.9%          2.6%      5.2%         3.7%        4.2%         3.5%
                                    =====         =====    =====         =====     =====        =====       =====        =====


Historical Three Months Ended June 30, 1996 ("1996") Compared to Historical
- ---------------------------------------------------------------------------
Three Months Ended June 30, 1995 ("1995")
- -----------------------------------------

         Net sales increased 26.7% from $4.9 million in 1995 to $6.2 million in 1996. The increase was primarily due to the inclusion in 1996 of Specific Energy revenues for the two months ended June 30, 1996 as compared to only June 1995 in the prior period resulting in a $.3 million increment and the continued growth of Advanced Fox's cellular accessory business (up 37.2% as compared to 1995) and a 5.5% increase in the Tauber's value added and distribution sales.

         Gross profit increased from $1.4 million in 1995 to $2.0 million in 1996 and as a percentage of sales increased from 28.8% in 1995 to 32.7% in 1996. The increases were primarily due to the inclusion of the longer period in 1996 of the revenues and cost of sales of Specific Energy which operates at higher gross profit margins, particularly its retail sales margins, and the sales increase in the Advanced Fox cellular accessory business which are effected at significantly higher margins than the margins of the Tauber sales.

         Selling, general and administrative ("SG&A") expenses increased from $1.2 million in 1995 to $1.8 million in 1996 and as a percentage of sales increased from 25.4% in 1995 to 29.7% in 1996. The increases were substantially due to (i) the inclusion of the results of operations of Specific Energy for the longer period in 1996 which due to its retail operations has a higher percentage than Tauber's and Advanced Fox's percentages and (ii) an increase in marketing, selling and distribution costs incurred by Advanced
Fox, which resulted in increased revenues.

Historical Six  Months Ended June 30, 1996 ("1996") Compared to Historical
- --------------------------------------------------------------------------
Six Months Ended June 30, 1995 ("1995")
- ---------------------------------------

         Net sales increased 27.1% from $9.7 million in 1995 to $12.4 million in 1996. The increase was primarily due to (i) the inclusion of five months revenues of Specific Energy in the period ending June 30, 1996 as compared to one month in the period in 1995 resulting in an increment of revenues of $.9 million and (ii) the continued growth of Advanced Fox's cellular accessory business (up 42.9%), partially offset by a decline of 6.8% in Tauber's sales.

         Gross profit increased from $2.9 million in 1995 to $4.1 million in 1996 and as a percentage of sales increased from 29.8% in 1995 to 33.2% in 1996. The increases were primarily due to the inclusion for the longer period in 1996 of the revenues and cost of sales of Specific Energy which operates at higher gross profit margins, particularly its retail sales margins, and the large sales increase in the Advanced Fox cellular accessory business which are effected at significantly higher margins than the margins of the Tauber sales.

         Selling, general and administrative ("SG&A") expenses increased from $2.4 million in 1995 to $3.6 million in 1996 and as a percentage of sales increased from 24.1% in 1995 to 29.4% in 1996. The increase was substantially due to (i) the inclusion for the longer 1996 period of the results of operations of Specific Energy which due to its retail operations has a higher percentage than Tauber's and Advanced Fox's percentages (ii) an increase in marketing, selling and distribution costs incurred by Advanced Fox and (iii) the reduction in sales by Tauber which was not fully offset by expense reductions.

Liquidity  and Capital Resources
- --------------------------------

         The Company's working capital as of June 30, 1996 was $6.8 million.
For the six months ending June 30, 1995, net cash provided by operating activities was $.9 million and for the same period in 1996, cash used in operating activities was $.3 million. The difference results from several factors including the reduction in net income and changes in inventory, accounts receivable, prepaid expenses and other assets including the payment a $150,000 origination fee to Founders Management Services, Inc., an affiliate of Messrs. Warren H. Haber, Chairman of the Board and John L. Teeger, a Vice President and Director of the Company. Cash used for additions to property and equipment were $2,000 and $223,000 for 1995 and 1996, respectively. The cash provided by financing activities was $.8 million in 1995, primarily the result of the issuance of $1.5 million of common and preferred stock net of placement costs of $.2 million , the proceeds of which were used to finance the acquisition of 95% of Specific Energy offset by amounts repaid to affiliates and payments of short term borrowings. For the 1996 period cash provided by financing activities was $1.0 million primarily due to the net proceeds from the Offering. Of the $9.1 million net proceeds from the Offering, $6.6 million was paid to the former stockholders of the Merger Companies. The Company had at June 30, 1996 cash and cash equivalents of approximately $2.3 million.

         To effect the Mergers, the Company, in addition to the $6.6 million cash payment, issued 960,000 shares of Common Stock and an option to purchase an additional 50,000 shares at a price of $5.00 per share. Pursuant to the related merger agreements, an additional $.1 million was to be paid to the former stockholders of the Merger Companies (reflected as a reduction of the stockholders equity and credited as a payable).

         The Company redeemed in May 1996 from the net proceeds of the Offering 250,000 of the 1,000,000 outstanding shares of Series A Preferred Stock at the redemption price of $1.00 per share plus accrued dividends at 8% per annum. Pursuant to their terms, the remaining 750,000 shares are to be redeemed on April 11, 1997 at the redemption price. In June 1996, the Company prepaid its 8% subordinated note for $180,000 and acquired the remaining 5% of Specific Energy for $55,000.

         In addition, the Company expects to repay approximately $589,000 of outstanding debt at June 30, 1996 during the balance of 1996.

         The Company estimates that it will incur additional capital expenditures of approximately $500,000 during the next twelve months in connection with the new retail locations, expansion of office and warehouse facilities and procurement of computer systems.

         Management believes that operating cash flow, available cash and available credit resources, will be adequate to make the repayments of indebtedness described herein, to meet the working capital needs of the Company and to meet anticipated capital expenditure needs during the next 12 months. Although the Company intends to issue shares of Common Stock as a primary method of financing acquisitions, it anticipates that additional funds will be required to implement successfully its acquisition program, and will use various methods to finance acquisitions for this purpose.

         In August 1996, the Company entered into an agreement in principle to acquire Battery Network Inc., Alexander Battery Co. Inc. and their affiliated companies ("Alexander"). The acquisition is subject to the execution of a formal agreement which will provide for a purchase price in excess of $14,000,000, payable in cash, convertible preferred stock, shares of common stock of the Company and options to purchase additional shares of common stock. The Company expects to finance the cash portion of the purchase price by means of a private placement of debt, equity or a combination thereof. No assurance can be given that the financing will be obtained or the acquisition will be consummated.

Seasonality and Inflation
- -------------------------

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

                          PART II - OTHER INFORMATION



Item 5.           Other Information

                  During the quarter, the Company changed its fiscal year from January 31 to December 31 to conform with the fiscal year end of its subsidiaries.

                  The Company has agreed in principle to acquire the outstanding capital stock or assets of Alexander Battery Company Inc, Battery Network Inc., and affiliated companies (collectively, the "Alexander Battery Companies") for an aggregate purchase price in excess of $14 million to be satisfied by a cash payment and the issuance of shares of a series of Preferred Stock convertible into Common Stock with mandatory redemption and preferential dividends rights, shares of Common Stock and five year options to purchase additional shares. The Alexander Battery Companies conduct a national battery distribution and value-added assembly business. The acquisition will be subject to the execution of a definitive purchase agreement which will provide, among other things, that the consummation of the purchase will be subject to the satisfaction by the sellers and the Company of specified conditions including the accuracy of representations and warranties to be made by the sellers of their combined financial condition and operating results, the delivery of audited historical financial statements and the lack of a material adverse change in their financial condition and operating results, as well as the accuracy of representations and warranties with respect to the Company. The Alexander Battery Companies had combined revenues, based on unaudited information provided to the Company, of approximately $23 million for the twelve months December 31, 1995.

                  The Company will require additional financing to effect the acquisition, which financing may be effected through a private placement of debt, equity or a combination of debt and equity. No assurance can be given that an acquisition agreement will be concluded or that the financing and acquisition will be successfully consummated.

Item 6.           Exhibits and Reports on Form 8-K

a)       Exhibits

         27. Financial Data Schedule

b)       Reports on Form 8-K

         No current reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                  SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 14, 1996                    By: /s/ Donaldl L. Luke
- ---------------                       ---------------------------------------
        Date                       Donald L. Luke
                                   President and Chief Executive Officer


August 14, 1996                    By: /s/ Ronald E. Badke
- ---------------                       ---------------------------------------
        Date                       Ronald E. Badke
                                   Vice President and Chief Financial Officer


August 14, 1996                    By: /s/ John L. Teeger
- ---------------                       ---------------------------------------
        Date                       John L. Teeger
                                   Vice President , Secretary and Director