Form 10-Q
period 1996-09-30
BATTERIES BATTERIES INC
filed 1996-11-15
CIK 1005504

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

Commission File Number  0-27994

                           BATTERIES BATTERIES, INC.
            (Exact name of registrant as specified in its charter)

                Delaware                               13-383-5420
       (State of other jurisdiction                  (I.R.S. Employer)
       incorporation or organization)                Identification No.)

           200 Madison Avenue
                2nd Fl.
           New York, New York                            10016
         (Address of principal executive)              (Zip Code)

                                (212) 953-0100
             (Registrant's telephone number, including area code)

                                      N/A
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   --     --

     As of November 12, 1996, there were 4,000,000 shares of common stock outstanding.

                    BATTERIES BATTERIES,  INC.

         FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 1996

                               INDEX


                                                               Page No.

PART I - FINANCIAL INFORMATION

           Financial Statements

           Consolidated Balance Sheets
              January 31, 1996 and September 30, 1996
              (unaudited).................................        3

           Consolidated Statements of Income
              For the three months and nine months ended
              September 30, 1995 (unaudited) and 1996
              (unaudited).................................        4

           Consolidated Statements of Cash Flows
              For the nine months ended September 30, 1995
              (unaudited) and September 30, 1996 (unaudited)      5

           Notes to the Consolidated Financial Statements         6

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...........       13


PART II - OTHER INFORMATION ..............................       17

                          BATTERIES BATTERIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                                  (IN 000'S)

                                                                  JANUARY 31,    SEPTEMBER 30,
                                                                     1996            1996
                                                                -------------  ---------------
                                                                                  (UNAUDITED)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                          $  946          $ 2,283
 Accounts receivable                                                 2,517            2,551
 Inventories                                                         3,979            4,555
 Prepaid expenses and other current assets                             129              253
 Current deferred income taxes                                         103               39
                                                                -------------  ---------------
  Total current assets                                               7,674            9,681
                                                                -------------  ---------------

PROPERTY AND EQUIPMENT -Net                                            508              641
EXCESS OF COST OVER NET ASSETS ACQUIRED                                588              621
OTHER ASSETS                                                           335              280
                                                                -------------  ---------------
TOTAL                                                               $9,105          $11,223
                                                                =============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Short-term debt                                                    $  755          $   590
 Accounts payable                                                    1,258              850
 Accrued expenses                                                      202              469
 Redeemable Preferred Stock                                             --              750
 Preferred dividends payable                                            53               80
 Current portion of long-term debt                                      51                9
 Current portion of obligations under capital leases                    41               15
                                                                -------------  ---------------
   Total current liabilities                                         2,360            2,763
                                                                -------------  ---------------
LONG-TERM DEBT                                                         160               13
OBLIGATIONS UNDER CAPITAL LEASES                                        23               23
DEFERRED INCOME TAXES AND OTHER DEFERRED CREDITS                        28                9

STOCKHOLDERS' EQUITY
 Preferred Stock, par value $.001, 2,000,000 shares
  authorized,  1,000,000 shares and 750,000 shares,
  respectively, issued and  outstanding                                  1               --
 Class A Common Stock, par value $.001, 2,000,000 shares
  authorized 517,990 shares and none shares, respectively,
  issued  and outstanding                                                1               --
 Common Stock, par value $.001, 10,000,000 shares authorized,
  222,000 shares and 4,000,000 shares, respectively, issued
  and  outstanding                                                      --                4
 Additional paid-in capital                                          1,507            8,001
 Retained earnings                                                   5,025              410
                                                                -------------  ---------------
     Total stockholders' equity                                      6,534            8,415
                                                                -------------  ---------------
TOTAL                                                               $9,105          $11,223
                                                                =============  ===============

               See notes to consolidated financial statements.

                          BATTERIES BATTERIES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                   (000'S)

                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                   SEPT.  30,                  SEPT. 30,
                             -------------------------  -------------------
                                1995         1996          1995       1996
                             --------  ---------------  ---------  --------
NET SALES                      $5,311           $6,521    $15,049   $18,897

COST OF SALES                   3,703            4,534     11,148    13,439
                             --------  ---------------  ---------  --------
 Gross profit                   1,608            1,987      3,901     5,458
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES          964            1,741      2,704     4,744
                             --------  ---------------  ---------  --------

INCOME FROM OPERATIONS            644              246      1,197       714

INTEREST EXPENSE (INCOME),
 NET                              (15)              (7)        32         6
                             --------  ---------------  ---------  --------
INCOME BEFORE PROVISION FOR
 INCOME TAXES                     659              253      1,165       708
PROVISION FOR INCOME TAXES         54               97         87       253
                             --------  ---------------  ---------  --------
NET INCOME                        605              156      1,078       455
PREFERRED STOCK DIVIDEND
 REQUIREMENTS                      25               15         32        45
                             --------  ---------------  ---------  --------
NET INCOME ATTRIBUTABLE TO
 COMMON STOCKHOLDERS           $  580    $         141    $ 1,046   $   410
                             ========  ===============  =========  ========

   Operating results of a closely held Subchapter S predecessor company through April 12, 1996 have been combined without adjustment for income taxes, salaries or other items that are included in the operating results of the taxable predecessor companies. Pro forma net income results have been presented, reflecting an estimated effective income tax rate of 41%. See Note 4 for unaudited pro forma income tax information. Also see Note 5 for unaudited pro forma information with respect to acquisitions and mergers, including pro forma net income and per share net income available to common stockholders.

                 See notes to combined financial statements.

                           BATTERIES BATTERIES INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                     NINE MONTHS         NINE MONTHS
                                                                        ENDED               ENDED
                                                                  SEPTEMBER 30, 1995  SEPTEMBER 30, 1996
                                                                 ------------------  ------------------
OPERATING ACTIVITIES:
Net income                                                              $1,078             $   455
Adjustment to reconcile net income to net cash provided by
 operating activities
 Depreciation expense                                                       47                 127
 Deferred income taxes and other deferred credits                          (80)                 83
 Changes in assets and liabilities:
  Accounts receivable                                                       79                 (34)
  Inventories                                                              326                (576)
  Prepaid expenses and other assets                                       (205)               (103)
  Accounts payable, accrued expenses and other liabilities                (143)               (158)
                                                                 ------------------  ------------------
   Net cash provided by (used in) operating activities                   1,102                (206)
                                                                 ------------------  ------------------
INVESTING ACTIVITIES:
Purchase of property and equipment, net                                   (269)               (243)
Acquisition of Specific Energy Corporation, net of cash
 acquired                                                                 (722)                (55)
                                                                 ------------------  ------------------
  Net cash used in investing activities                                   (991)               (298)
                                                                 ------------------  ------------------
FINANCING ACTIVITIES:
Proceeds from Private Placement                                          1,500                  --
Deferred financing costs                                                  (271)                 --
Proceeds from initial public offering, net of expenses                      --               9,135
Payments to stockholders of Merger Companies in connection with
 mergers                                                                    --              (6,664)
Redemption of preferred stock                                               --                (250)
Repayment of note payable to minority stockholder                           --                (180)
Net payments on borrowings                                                (309)               (199)
                                                                 ------------------  ------------------
  Net cash provided by financing activities                                920               1,841
                                                                 ------------------  ------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                1,031               1,337
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             517                 946
                                                                 ------------------  ------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $1,548             $ 2,283
                                                                 ==================  ==================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during period for:
 Interest                                                               $   76             $    53
                                                                 ==================  ==================
 Income taxes                                                           $   36             $   134
                                                                 ==================  ==================
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITY:
 Preferred stock dividends accrued                                                         $    45
                                                                                     ==================
 Portion of purchase price of Specific Energy Corporation which
  was financed by seller                                                $  180
                                                                 ==================

               See notes to consolidated financial statements.

                     BATTERIES BATTERIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1996
                            (Unaudited)


1.    BASIS OF PRESENTATION

      In April 1996, Batteries Batteries, Inc. (the "Company") acquired, by merger or stock acquisition (the "Mergers"), simultaneously with the closing of its initial public offering of common stock and redeemable warrants (the "Offering"), Advanced Fox Antenna, Inc. ("Advanced Fox") and Tauber Electronics, Inc. ("Tauber"), (collectively, the "Merger Companies") for common stock and cash. These three businesses are referred to herein as the "Combined Companies." As a result of the substantial continuing interests in the Company of the former stockholders of the Combined Companies, the historical financial information of each of the Combined Companies has been combined on a historical cost basis in accordance with generally accepted accounting principles as if the Combined Companies had always been members of the same operating group. In June 1995, the Company acquired 95% of the outstanding common stock of Specific Energy Corporation ("Specific Energy") in a business combination accounted for as a purchase. (In June 1996, the Company acquired the remaining minority 5% interest in cash). The accompanying consolidated financial statements and related notes to the consolidated financial statements are representative of what the financial position, results of operations and cash flows would have been if the Combined Companies, except for Specific Energy, which is included from June 1, 1995, the effective date of its acquisition, had been combined at the beginning of fiscal 1995. The assets and liabilities of the Combined Companies are reflected at their historical amounts. As of the date of the Merger, the capital stock of Batteries Batteries, Inc. is presented as capital stock of the Company and the capital stock of Advanced Fox and Tauber is included in additional paid-in capital and their retained earnings have been reclassified to additional paid-in capital.

      The results of operations of the Combined Companies reflect the combined historical operating results of closely held Subchapter S and C corporations through the effective date of the mergers, and do not include pro forma adjustments for income taxes, officers' salaries or other items necessary for combining Subchapter S and C corporations through such date. (See Notes 4 and 5.)

      Batteries Batteries, Inc. has previously reported on a fiscal year ending January 31, 1997; Advanced Fox and Tauber have previously reported on a fiscal year ending December 31, 1996. As such, the accounts of Tauber and Advanced Fox for their respective fiscal quarters ending March 31, 1996 and 1995 previously had been combined with the accounts of Batteries Batteries, Inc. for the quarter ended April 30, 1996 and 1995. During the second quarter of fiscal 1996, Batteries Batteries, Inc. changed its fiscal year end to December 31, 1996 to conform with that of Advanced Fox and Tauber.

Therefore, the unaudited consolidated statements of income and cash flows presented herein for the three and nine months ended September 30, 1996 include the results of Advanced Fox and Tauber for the three and nine months ended September 30, 1996 and that of Batteries Batteries, Inc. for the three and eight months ended September 30, 1996. The unaudited consolidated statements of income and cash flows for the three and nine months ended September 30, 1995 include the results of Advanced Fox and Tauber for such periods and that of Batteries Batteries Inc. for the four month period from June 1, 1995 (commencement of operations) to September 30, 1995.

      The accompanying consolidated financial statements as of September 30, 1996 and the three and nine months ended September 30, 1996 and September 30, 1995 are unaudited; but in the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results which may be expected for the year as a whole. These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1 (No. 33-80939) declared effective by the Securities and Exchange Commission on April 8, 1996 (the "Registration Statement") which related to the Offering.

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

    c. Statement of Financial Accounting Standards No. 121 - The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of" during the first quarter of fiscal 1996. There was no impact in the consolidated financial statements from adoption of this statement.

3.    STOCKHOLDERS' EQUITY

      Changes in stockholders' equity were as follows:
                                                                                   (in 000's)
                                                                                    --------
      Stockholders' equity at January 31, 1996                                     $6,534

      Issuance of 2,300,000 shares of common stock at $5.00 per share and
        2,300,000 redeemable common stock purchase warrants at $.10 per warrant in the Offering, net of underwriting discounts and offering
        costs                                                                       9,135

      Use of portion of proceeds of Offering to pay the
        cash portion of the merger consideration                                   (6,664)

      Redemption of Preferred Stock                                                (  250)

      Reclassification of Preferred Stock to Redeemable
         Preferred Stock upon consummation of the Offering                         (  750)

      Preferred stock dividend requirements                                        (   45)

      Net income                                                                      455
                                                                                  -------

      Stockholders' equity at September 30, 1996                                  $ 8,415
                                                                                  =======

      a.   The Mergers

           Simultaneously with the closing of the Offering, the Company issued 960,000 shares of common stock and options to purchase 50,000 shares of common stock and paid $5,916,000 in cash to the former stockholders of the Merger Companies. In addition, the Company paid an additional $717,000 in cash to the former stockholders of the Merger Companies in connection with the respective merger agreements.

      b.   Preferred Stock

           Pursuant to its terms, the outstanding shares of preferred stock are to be redeemed on April 12, 1997 at $1.00 per share with accrued dividends at 8% per annum. The Company redeemed 250,000 of the original 1,000,000 shares in May 1996.

      c.   Class A Common Stock

           Upon the consummation of the Offering, the outstanding shares of Class A Common Stock were converted into a like number of shares of common stock in accordance with their terms.

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

4.    UNAUDITED PRO FORMA INCOME TAX INFORMATION

The following unaudited pro forma income tax information is presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," as if Advanced Fox, a Subchapter S corporation prior to its merger with the Company, had been subject to federal income taxes throughout the periods presented:

                                                                             (in 000's)

                                                   Three Months Ended Sept.30,         Nine Months Ended Sept.30,
                                                       1995           1996                 1995           1996
                                                   ----------------------------     -------------------------------
Net income before pro forma adjustments,
  per the consolidated statements of income           $659             $253               $1,165          $708
Provision for income taxes                             270              104                  478           290
                                                     ------            -----              -------         ----
Pro forma net income                                 $ 389             $149               $  687          $418
                                                     ======            ====               =======         ====


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


5.    UNAUDITED PRO FORMA INFORMATION FOR ACQUISITION AND MERGERS

     On June 6, 1995, effective June 1, 1995, the Company acquired 95% of the outstanding common stock of Specific Energy for approximately $1,013,000, including $770,000 in cash, a note payable in the amount of $180,000, and acquisition related expenses of approximately $63,000 (the "Acquisition"). In September 1996, the Company acquired the remaining 5% minority interest for approximately $55,000 and prepaid the note payable of $180,000. The Acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. The purchase price was allocated to the underlying assets and liabilities based upon their respective fair values. The allocation of the purchase price included the assignment of approximately $640,000 to excess of cost over net assets acquired. The results of Specific Energy are included in the consolidated financial statements from the effective date of Acquisition.

      The following presents the unaudited pro forma results of operations of the Company for the three and nine months ended September 30, 1995 and 1996 as if the Acquisition had been consummated at the beginning of fiscal year 1995 and the operations of Batteries Batteries Inc. had been included for the three and nine months ended September 30, 1995, and includes certain pro forma adjustments resulting from the Mergers and the Offering, including the amortization of intangible assets, adjustments to executive compensation, an increase in corporate overhead expenses and a reduction in interest expense. In addition, the pro forma provision for income taxes is provided at an effective rate of 41%. (See Note 4).


                                Three Months Ended Sept. 30,         Nine Months Ended Sept. 30,
                                ----------------------------         ---------------------------
                                    1995          1996                  1995             1996
                                    ----          ----                  ----               ----

Net sales                        $  5,311       $6,521                $16,115          $19,139
Cost of sales                       3,703        4,534                 11,771           13,580
                                 ---------      -------               -------          -------

Gross profit                        1,608        1,987                  4,344            5,559
Selling, general and
  administrative expenses             995        1,741                  3,313            4,900
                                 --------       -------               -------           ------
Operating income                      613          246                  1,031              659
Interest expense (income)          (   15)       (   7)                 (  45)           (  40)
                                 --------       ------                -------           ------
Income before income taxes            628          253                  1,076              699
Provision for income taxes            257          104                    440              287
                                 --------       ------                -------           ------
Net income                            371          149                    636              412
Preferred stock dividend
 requirements                          20           15                     55               50
                                 --------       ------                -------           ------
Net income available to common
   stockholders                   $   351       $  134                $   581             $362
                                 ========       ======                =======           ======
Per share net income available to
     common  stockholders         $   .08       $  .03                $   .14             $.09
                                 ========       ======                =======           ======


The computation of pro forma net income per share is based upon 4,200,000 weighted average shares of Common Stock outstanding, which includes (i) 740,000 shares outstanding prior to the Offering, including the shares issued upon conversion of outstanding shares of Class A Common Stock, (ii) 2,300,000 shares sold in the Offering, (iii) 960,000 shares issued to the former stockholders of the Merger Companies as a portion of the consideration for the Mergers and (iv) the dilution attributable to outstanding stock options and warrants in applying the treasury stock method.

The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect results that would have occurred had the Acquisition and Mergers occurred at the beginning of fiscal year 1995 or the results which may occur in the future.

6.    OTHER

      In August 1996, the Company entered into an agreement in principle to acquire Battery Network, Inc., Alexander Battery, Co. Inc. and their affiliated companies ("Alexander"). The acquisition is subject to the execution of a formal agreement which is to provide for a purchase price in excess of $14,000,000 payable in cash, convertible preferred stock and shares of common stock of the Company, and options to purchase additional shares of common stock.

      Alexander is a national battery distributor and value added assembler with operations in San Diego, California, McHenry, Illinois and North Branch, New Jersey. Its unaudited revenues for the calendar year ended December 31, 1995 were approximately $23,000,000.

      In September 1996, the Company reached an agreement in principle to acquire Cliffco, Inc. a cellular products distributor. The acquisition is subject to a formal agreement which is to provide for a purchase price of approximately $1,700,000, payable in cash and shares of common stock of the Company. Its unaudited revenues in the calendar year ended December 31, 1995 were approximately $4,500,000.

      The Company, on September 12, 1996, entered into an agreement dated as of September 6, 1996 with Donald L. Luke pursuant to which he resigned as Chief Executive Officer and a Director of the Company and from all positions with its subsidiaries. The agreement provides for Mr. Luke's engagement as a part-time consultant to the Company through August 31, 1997 at a rate of $500 per month. Pursuant to the agreement, Mr. Luke was paid $104,000 and his employment agreement was terminated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction
------------

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

Results of Operations
---------------------

      The following table sets forth various items as a percentage of net sales for the three and nine months ended September 30, 1995 and 1996 on an historical basis, as well as on a pro forma basis, giving effect to the Mergers. The primary differences between the historical and pro forma results are due to the: (i) inclusion of the results of operations of Specific Energy, which was acquired in June 1995 for all the periods, (ii) the adjustments to compensation expense resulting in the renegotiation of the executive compensation agreements with the Presidents of each of the Merger Companies, additional compensation for other executives and contractual management fees,
(iii) adjustment to interest expense resulting from the use of proceeds from the Offering, (iv) the additional provision for income taxes resulting from the elimination of Subchapter S corporation status and, (v) the inclusion of the operations of Batteries Batteries, Inc. for the four months ended September 30, 1995.


                                      Three Months ended Sept. 30,                    Nine Months ended Sept. 30,
                                      ------------------------------               ------------------------------
                                  Historical                 Pro Forma             Historical                 Pro Forma
                                  ----------                 ---------             ----------                 ----------
                               1995       1996             1995       1996       1995       1996            1995       1996
                               ----      -----            ------     -----      -----       ----            ----       ----
Net Sales                      100.0%   100.0%            100.0%     100.0%      100.0%     100.0%         100.0%     100.0%
Cost of Sales                   69.7     69.5              69.7       69.5        74.1       71.1           73.0       71.0
                              ------    -----            ------      -----       ------     ------         -----     ------
Gross Margin                    30.3     30.5              30.3       30.5        25.9       28.9           27.0       29.0
Selling, general and
   administrative expenses      18.2     26.7              18.8       26.7        18.0       25.1           20.5       25.6
                              -------   -----            ------      ------      -------    ------        ------     ------
Income from operations          12.1      3.8              11.5        3.8         7.9        3.8            6.5        3.4
Interest expense (income)     (   .3)   (  .1)            (  .3)     (  .1)         .2         .1          (  .2)     (  .2)
                              -------   -----            ------      -----       ------     ------         -----     ------
Income before provision
 for income taxes               12.4%     3.9%             11.8%       3.9%        7.7%       3.7%           6.7%       3.6%
                              ======    =====            ======      =====       =====      =====          =====     ======


                                -13-

Historical Three Months Ended September 30, 1996 ("1996") Compared to
---------------------------------------------------------------------
Historical Three Months Ended September 30, 1995 ("1995")
--------------------------------------------------------

      Net sales increased 22.8% from $5.3 million in 1995 to $6.5 million in 1996. The increase was primarily due the continued growth of Advanced Fox's cellular accessory business (up 55.4% as compared to 1995), as well as an increase in Specific Energy retail sales, partially offset by a 4.8% decline in Tauber's value added and distribution sales.

      Gross profit increased from $1.6 million in 1995 to $2.0 million in 1996 and as a percentage of sales increased from 30.3% in 1995 to 30.5% in 1996. The increases were primarily due to the sale increases in the Advanced Fox cellular business and Specific Energy, particularly its retail sales which are effected at significantly higher margins, offset by a decline in Tauber margins due to competitive pressures..

      Selling, general and administrative ("SG&A") expenses increased from $1.0 million in 1995 to $1.7 million in 1996 and as a percentage of sales increased from 18.2% in 1995 to 26.7% in 1996. The increases were substantially due to (i) an increase in marketing, selling and distribution costs incurred by Advanced Fox, which resulted in increased revenues (ii) contract termination costs relating to the resignation of the Chief Executive Officer, (iii) addition of management employees and (iv) general and administrative expenses associated with the company being publicly held.

Historical Nine  Months Ended September 30, 1996 ("1996") Compared to
---------------------------------------------------------------------
Historical Nine Months Ended September 30, 1995 ("1995")
--------------------------------------------------------

      Net sales increased 25.6 % from $15.0 million in 1995 to $18.9 million in 1996. The increase was primarily due to (i) the inclusion of eight months revenues of Specific Energy revenues in the period ending September 30, 1996 (as compared to four month in the period ending September 30, 1995) resulting in incremental revenues of $1.1 million and (ii) the continued growth of Advanced Fox's cellular accessory business (up 47.2%).

      Gross profit increased from $3.9 million in 1995 to $5.5 million in 1996 and as a percentage of sales increased from 25.9% in 1995 to 28.9% in 1996. The increases are primarily due to the inclusion for the longer period in 1996 of the revenues and cost of sales of Specific Energy which operates at higher gross profit margins, particularly its retail sales, and the substantial sales increase in the Advanced Fox cellular accessory business which are effected at significantly higher margins than the margins of Tauber sales.

      Selling, general and administrative ("SG&A") expenses increased from $2.7 million in 1995 to $4.7 million in 1996 and as a percentage of sales increased from 18.0% in 1995 to 25.1% in 1996. The increase was substantially due to (i) the inclusion for the longer 1996 period of the results of operations of Specific Energy which due to its retail operations operates at a higher percentage of net sales than Tauber and Advanced Fox (ii) an increase in marketing, selling and distribution costs incurred by Advanced Fox, (iii) contract termination costs relating to the resignation of the Chief Executive Officer, (iv) addition of management employees and (v) general and administrative expenses associated with the Company being publicly held.

Liquidity  and Capital Resources
--------------------------------

      The Company's working capital as of September 30, 1996 was $6.9 million. For the nine months ended September 30, 1995, net cash provided by operating activities was $1.1 million and for the same period in 1996, cash used in operating activities was $.2 million. The difference results from several factors including the reduction in net income and changes in inventory, accounts receivable, prepaid expenses and other assets. Cash used for additions to property and equipment were $269,000 and $243,000 for 1995 and 1996, respectively. The cash provided by financing activities was $.9 million in 1995, primarily the result of the issuance of $1.5 million of common and preferred stock, the proceeds of which were used to finance the acquisition of 95% of Specific Energy Corporation offset by amounts repaid to affiliates and payments of short term borrowings. For the 1996 period cash provided by financing activities was $1.8 million primarily due to the net proceeds from the Offering. Of the $9.1 million net proceeds from the Offering, $6.7 million was paid to the former stockholders of the Merger Companies. The Company had at September 30, 1996 cash and cash equivalents of approximately $2.3 million.

      To effect the Mergers, the Company, in addition to the $6.6 million cash payment, issued 960,000 shares of Common Stock and an option to purchase an additional 50,000 shares at a price of $5.00 per share.

      The Company redeemed in May 1996 from the net proceeds of the Offering 250,000 of the 1,000,000 outstanding shares of Series A Preferred Stock at the redemption price of $1.00 per share plus accrued dividends at 8% per annum. Pursuant to their terms, the remaining 750,000 shares are to be redeemed on April 11, 1997 at the redemption price. In June 1996, the Company prepaid its 8% subordinated note for $180,000 and acquired the remaining 5% of Specific Energy Corporation for $55,000.

      The Company estimates that it will incur additional capital expenditures of approximately $500,000 during the next twelve months in connection with the new retail locations, expansion of office and warehouse facilities and procurement of computer systems.

      Management believes that operating cash flow, available cash and available credit resources will be adequate to make the required repayments of indebtedness and the redemption of Preferred Stock and to meet the working capital needs of the Company and anticipated capital expenditures during the next 12 months.

      In August 1996, the Company entered into an agreement in principle to acquire Battery Network Inc., Alexander Battery Co. Inc. and their affiliated companies ("Alexander"). The acquisition is subject to the execution of a formal agreement which is to provide for a purchase price of approximately $14,000,000 payable in cash, convertible preferred stock, shares of common stock of the Company and options to purchase additional shares of Common Stock.

      In September 1996, the Company entered into an agreement in principle to acquire Cliffco, Inc., a cellular products distributor. The acquisition is subject to a formal agreement which is to provide for a purchase price of approximately $1,700,000, payable in cash and shares of common stock of the Company.

      The Company expects to finance the cash portion of the aforementioned anticipated purchases by means of a private placement of debt, equity or a combination thereof. No assurance can be given that the financing will be obtained or that either acquisition will be consummated.

Seasonality and Inflation
-------------------------

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

                     PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

a)    Exhibits

      27.  Financial Data Schedule.

b)    Reports on Form 8-K

      A current report Form 8-K disclosing an agreement with Donald L. Luke pursuant to which he resigned as Chief Executive Officer and a Director of the Company and from all positions with its subsidiaries and the appointment of Mr. Warren H. Haber, Chairman of the Board of Directors, as acting Chief Executive Officer.

                             SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




November 14, 1996                   By: /s/ Ronald E. Badke
-----------------                       -------------------------------------
      Date                              Ronald E. Badke
                                        Vice President and Chief Financial
                                        Officer


November 14, 1996                   By: /s/ John L. Teeger
-----------------                       --------------------------------------
      Date                              John L. Teeger
                                        Vice President, Secretary and Director