Form 10-K
period 1996-12-31
BATTERIES BATTERIES INC
filed 1997-04-01
CIK 1005504

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                (Fee Required)

         For the Fiscal Year Ended                     Commission File Number
             December 31, 1996                                     0-27994

                           BATTERIES BATTERIES, INC.
            (Exact name of Registrant as specified in its charter)


            Delaware                                          13-383-5420
State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)

          711 Fifth Avenue                                       10022
         New York, New York                                    (Zip Code)
(Address of principal executive offices)

      Registrant's telephone number, including Area Code: (212) 953-0100
          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.001 per share
                       Common Stock Purchase Warranties

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this

Form 10-K.     [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 25, 1997 was $10,857,390.

As of March 25, 1997, 4,550,000 shares of the Registrant's Common Stock, $.001 par value per share, were outstanding.

                                    PART I

ITEM 1.           BUSINESS

         Batteries Batteries, Inc. (the "Company" or "Batteries Batteries") was founded in May 1995 to create a nationwide battery and cellular products distribution business serving the commercial, industrial and retail markets. Through a series of acquisitions for cash, notes and securities, Batteries Batteries acquired (i) in June 1995, Specific Energy, Inc. ("Specific Energy") based in Phoenix, Arizona, (ii) in April 1996, Advanced Fox Antenna, Inc. ("Advanced Fox") based in Philadelphia, Pennsylvania and Tauber Electronics, Inc. ("Tauber") based in San Diego, California, and (iii) in January 1997 Battery Network, Inc. and affiliated companies ("Battery Network") based in Chicago, Illinois, North Branch, New Jersey and Escondido, California. As a result the Company is engaged in the sale and distribution of a wide range of batteries and battery related products and cellular products, accessories and components. Sales are effected on a nationwide basis to numerous retail, commercial and industrial accounts by means of the Company's administered business-to-business telemarketing and catalog circulation program and direct selling, and regionally to retail public and local commercial/industrial accounts through retail stores, technical centers, direct marketing and specialty store operations.

OPERATING STRATEGY

         The battery distribution business is highly fragmented. The Company believes a leader or leaders will emerge to more effectively market a very broad line of new and replacement specialty batteries and that an opportunity exists for industry consolidation through acquisitions and subsequent rationalization of the acquired businesses. The specialty battery market includes users of computers, scientific and medical equipment, photographic and industry equipment, calculators, cellular phones, camcorders, hearing aids and military equipment. The Company's strategy is to become a significant factor in the battery distribution business through the combination, by strategic acquisitions and otherwise, of value added assembly operations.

         The proliferation of battery types and chemistries, and expanded usage driven by the demand for portable devices has created a growing replacement market for battery products. Batteries are utilized in applications, the majority of which were nonexistent a decade ago, such as keyless entry systems, hand-held scanning devices, cellular phones, paging units, laptop computers, medical equipment, security devices, emergency lighting, children's toys and a vast array of power tools. Since thousands of battery types exist for a continually expanding universe of products, expertise is required to adequately address customer's needs.

         With the multiplicity of battery products, mass merchandisers and retail chains presently serve only segments of the market, offering a limited number of battery products which are often not specifically designed for intended applications, and staffed with personnel lacking specific training with respect to products offered. Additionally, such vendors in most instances offer batteries for products that are not more than a few years old. Furthermore, distributors of batteries have specific sources of reliable products and relationships with manufacturers making it difficult for a new venture to enter the market as a start-up.

         The Company believes that as a result of these factors an opportunity exists to combine regional distribution businesses, thereby leveraging already established distribution channels and relationships and providing high quality technical expertise while simultaneously achieving national recognition. The Company's business strategy features the following:

                  Diversity of Products. Through consolidated purchasing, combined with engineering and technical capability (enabling the Company to provide battery packs for specific applications), the Company offers a broad range of products, including chargers, power supplies and cellular communications items, well beyond that of any single existing competitor and is capable of supplying all market segments, including OEMs and MROs.

                  Expansion through Strategic Acquisitions. A strong management team combining substantial experience in identifying and acquiring businesses and in successfully managing battery and cellular distribution operations provides the Company with a competitive advantage for expanding through acquisitions of similar businesses in targeted markets. The Company plans to enhance its engineering capability through additions of battery companies with technical capabilities to allow assembly of unique battery packs to address specific products or industry segments and to meet additional applications.

                  Rationalization of Business Combinations. Operating efficiencies are being effected through: (i) combination of certain administrative functions, (ii) installation and integration of improved operating systems and (iii) achievement of cost savings by volume purchases of batteries from manufacturers and foreign sourcing and direct import of products.

                  National and Regional Marketing. The use of regionally centralized inventory, telemarketing and direct mail techniques, and operation of retail stores, to achieve synergies enables the Company's products to be marketed and sold nationally and supplied locally.

                  Superior Customer Service and Competitive Pricing. The achievement of superior customer service and competitive prices is to be effected through (i) utilizing regional value added operations, technical centers and high volume assembly operations as hubs to support store operations, (ii) employing highly trained personnel to service customers and (iii) offering a very broad product selection to fulfill customers' needs.

                  Decentralized Management. Management of operations on a decentralized basis through three operating groups: (i) OEMs, (ii) stores and direct marketing to the consumer and MRO segments, and
         (iii) specialty products, creates an atmosphere attractive to entrepreneurs by providing the opportunity for local managers to focus on marketing and expansion of their businesses.

OPERATIONS

         Products. The Company markets in excess of 6,000 different battery products (including those added in January 1997 with the Battery Network acquisition) and value-added battery packs and over 1,000 cellular phone accessories and components. Detailed engineering drawings for each Company-assembled battery pack are maintained in a Company database. The products address a multitude of applications for commercial and consumer use with individual sales ranging from less than a dollar to the retail consumer to thousands of dollars for commercial and industrial orders. The Company offers branded items, private label items and custom designed products for special situations produced or assembled at the Company's technical centers or its value added facilities. The Company is an authorized dealer for numerous major battery manufactures including Panasonic, Gates Energy Products, Duracell, Sanyo, Varta and Saft pursuant to agreements or arrangements which are terminable by the Company or the manufacturer on short notice.

         Purchases are made from many vendors, including several manufacturers located overseas, principally in the Far East, from whom the Company acquires most of its cellular accessories and components. Direct imports accounted for approximately 44% of the Company's cost of purchases for the 12 months ended December 31, 1996 (22% on a pro forma basis to include Battery Network's operations for the period). Purchases are made in U.S. dollars. No one supplier accounted for purchases representing more than 10% of the total pro forma purchase costs for the period, except for purchases from a manufacturer which accounted for approximately 10.5%. Although the Company has available several alternative sources for substantially all of the products acquired from that vendor, the unavailability of products from this source could have a short-term adverse effect on the Company's operations. The Company coordinates decentralized purchasing enabling volume discounts. The Company is considering the establishment of an office in the Far East area to reduce the costs of purchases of items currently imported and to permit the Company to benefit from lower costs for some items it currently acquires in the United States.

         Sales. The Company currently operates three retail stores in Arizona (one each in Phoenix, Scottsdale and Tempe), with selling areas ranging from 960 to 2,000 square feet. Each retail outlet has a small technical center and operates as a recycling center for the receipt of used batteries which are either sold or provided to an authorized recycling center. Retail sales are also effected through two leased departments as of March 25, 1997 in Office Max outlets in the Phoenix area.

         Battery packs are assembled at the Company's modern value added facilities in San Diego and Escondido, California and North Branch, New Jersey, and at its technical centers located adjacent to its retail stores and its warehouse servicing the retail outlets.

         The Company also engages in telemarketing from its own facilities and the production and distribution of eight product line catalogues which are circulated nationally and overseas, and one of which contains cellular accessories and component catalog with a national and international distribution of approximately 37,000 copies. Sales are effected through independent sales representatives compensated on a commission basis and the Company's own salaried sales representatives. The Company intends to expand and integrate the catalogs on a Company-wide basis, particularly as to private label and proprietary items, which generally provides higher margins and are produced at the technical centers or at the three value-added facilities.

         During the twelve months ended December 31, 1996, the Company effected sales to more than 7,000 commercial and industrial customers. Sales during 1996 by Battery Network, acquired in January 1997, were to more than 9,500 accounts. No one customer accounted for more than 5% of the pro forma revenues of the Company for the twelve months ended December 31, 1996. Export sales did not exceed 3% of total pro forma revenues for the period.

         Inventory Management. The Company has commenced a program to integrate and expand the computerized inventory and management system maintained by each acquired company to provide more efficient and integrated inventory management with centralized controls, to enable quick and accurate reporting of inventory and product movement throughout the Company, and to expand and integrate in its telemarketing operations.

COMPETITION

         The battery distribution business is fragmented, multi-tiered and loosely structured with manufacturers often competing with their own regional distributors in sales to both large OEM and commercial accounts. There are many distributors, most operating regionally or locally, directly selling to smaller commercial and industrial accounts, regional retail accounts and, to a small extent, directly to retail customers. In many instances, small distributors focus on a particular market segment. There are numerous retailers offering batteries, including several larger or national chain or discount operators such as Sears, K-Mark, Montgomery Ward, NAPA Distribution Center, Northern Automotive Corporation, Post Effective Period Boys - Manny, Moe and Jack, Radio Shack and Home Depot. These retailers, however, carry a limited number of batteries, a majority of which are automotive, and offer many products under their private label. Cellular accessories are sold by many large retailers, numerous small importers and by one large distributor of many cellular products.

         While the Company believes that its size and diversity provides certain competitive advantages such as those arising from centralized and volume purchasing and the ability to be located at the same time in several markets, competition is also based on delivery fulfillment efficiency, customer service satisfaction levels, maintenance of satisfactory dealer arrangements with major manufacturers and the ability to anticipate technological changes in products and customer preferences. Furthermore, no assurance can be given that some of the major battery manufacturers whose products the Company distributes will not acquire, commence or expand their own distribution systems to sell to commercial and retail customers directly.

         The Company also anticipates competition in the acquisition of other battery distributors and OEMs as the industry recognizes the benefits of consolidation. Such competition could result in higher prices being paid for other companies in the industry. The Company, however, believes that its operational strategy which includes an emphasis on decentralized management, will make the Company an attractive acquiror to other battery distribution businesses and to OEMs. No assurance can be given, however, as to the success of the Company's acquisition program.

EMPLOYEES

         As of March 15, 1997, the Company had 247 persons engaged in its operations (mostly full-time), of whom 48 were employed in management and administration, one in technical operations, 25 in sales at the retail stores, 57 in telemarketing and commercial sales, 68 in assembly and value added operations and 48 in shipping and receiving. None of the employees is represented by a labor union. The Company considers its relations with its employees to be satisfactory.

ENVIRONMENTAL MATTERS

         The Company is subject to Federal, state and local laws, regulations and ordinances that govern activities or operations that may have adverse environmental effects, such as discharges to air and water as well as handling and disposal practices for solid and hazardous wastes; or impose liability for the costs of cleaning up sites and certain damages resulting from past spills, disposal or other releases of hazardous substances which batteries contain. Although batteries contain chemicals such as alkaline, nickel-cadmium and lithium, the Company purchases the items in their finished state and its operations do not involve the alteration or penetration of the batteries. Returns of its nickel-cadmium batteries are made to the manufacturer and returns of its lead acid and mercury batteries are handled through a bonded agency. The Company believes that it has operated its respective facilities in compliance with applicable environmental laws and regulations. The Company accordingly does not believe that it has any material risk of environmental problems.

         The Company currently is not aware of any environmental conditions relating to present or past waste generation at or from any of its facilities or operations, that would likely have a material adverse effect on the financial condition or results of operations of the Company and does not anticipate any material expenditures to comply with environmental laws, regulations or ordinances. However, there can be no assurance that environmental liabilities in the future will not be incurred and that they will not have a material adverse effect on the financial condition or results of operations of the Company.

INTELLECTUAL PROPERTY

         The Company has applied for Federal service mark registration of "Batteries Batteries -- for everything" and the associated Company logo. No assurance can be given that any such registration will be effective to prevent others from: (i) using the service mark concurrently or (ii) preventing the Company from using the service mark in certain locations.

         The Company believes that it has all rights to trademarks and trade names necessary for the conduct of its business.

ITEM 2.           PROPERTIES

         All of the Company's real properties are held under leases

         Its three retail stores, in the Phoenix, Arizona area, are occupied under leases with expiration dates ranging from June, 1997 through October, 2001. The stores are supplied from a leased warehouse located in a building in Phoenix containing a technical center.

         The following table provides certain information concerning the Company's other leased properties:


                                                                                              APPROXIMATE       LEASE EXPIRATION
OPERATION                                NATURE                        LOCATION                  AREA                 DATE
---------                                ------                        --------                  ----                 -----

Tauber                      Office, warehouse and            San Diego, California              19,700               7/31/99
                            assembly
Advanced Fox                Office*                          Huntingdon Valley, PA               6,400              12/31/99
Advanced Fox                Office, warehouse and            Huntingdon Valley, PA               6,200           Month-to-Month
                            assembly
Advanced Fox                Office and warehouse             Miami, FL                           2,800               5/31/99
Battery Network             Office and warehouse*            McHenry, IL                        16,000               1/1/99
Battery Network             Office, warehouse and            North Branch, NJ                   10,800               1/1/99
                            assembly*
Battery Network             Office, warehouse and            Escondido, CA                      14,000              8/31/97
                            assembly
Battery Network             Office and warehouse             Rebound, WA                         3,000               6/1/97
Battery Network             Office and warehouse             McDonough, GA                         400           Month-to-Month

---------------

*  Leased from an affiliate of an officer or officers of the Company.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is, from time to time, a party to litigation arising in the normal course of its business, most of which involves claims for personal injury and property damage incurred in connection with its operations. Management believes that none of these actions will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters have been submitted to a vote of security holders during the three months ended December 31, 1996.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

         The "Company's" Common Stock ("BATS") and Redeemable Common Stock Purchase Warrants ("BATSW") have traded on the National Market System since April 8, 1996. The following table sets forth the range of high and low sale prices for the quarters indicated for the Common Stock and Warrants as reported by Nasdaq for the period from April 8, 1996 through December 31, 1996.



                                                         Common Stock                   Warrants
                                                     High       Low               High       Low
                                                     ----       ---               ----       ---
     1996
Second quarter (April 8-June 30)................ $7.125         $5.50         $2.625         $1.00
Third quarter................................... $5.875         $4.50         $1.875         $1.25
Fourth quarter.................................. $4.875         $3.50         $1.625         $ .625



         The number of record holders of the Company's Common Stock as of March 25, 1997 was 50. The Company believes that a substantially larger number of beneficial owners hold such shares of Common Stock in depository or nominee form.

         No dividends have been paid on the outstanding shares of Common Stock. The Company's Revolving Credit, Term Loan and Security Agreement prohibits the payment of dividends on the Common Stock without the consent of the bank lenders.

ITEM 6.           SELECTED FINANCIAL DATA

         In April 1996, Batteries Batteries, Inc. acquired, by merger or stock acquisition (the "Mergers"), simultaneously with the closing of its initial public offering of common stock and redeemable warrants (the "Offering"), Advanced Fox Antenna, Inc. ("Advanced Fox") and Tauber Electronics, Inc. ("Tauber"), (collectively, the "Merger Companies") for common stock and cash. These three businesses are referred to herein as the "Founding Companies." As a result of the substantial continuing interests in the Company of the former stockholders of the Founding Companies, the historical financial information of each of the Founding Companies has been combined on a historical cost basis in accordance with generally accepted accounting principles as if the Founding Companies had always been members of the same operating group. In June 1995, the Company acquired 95% of the outstanding common stock of Specific Energy Corporation ("Specific Energy") in a business combination accounted for as purchase. (In June 1996, the Company acquired the remaining minority 5% interest for cash.) The accompanying consolidated financial statements and related notes to the consolidated financial statements are representative of what the financial position, results of operations and cash flows would have been if the Founding Companies, except for Specific Energy, which is included from June 1, 1995, the effective date of its acquisition, had been combined at the beginning of fiscal 1992. The assets and liabilities of the Founding Companies are reflected at their historical amounts. As of the date of the Mergers, the capital stock of Batteries Batteries, Inc. is presented as capital stock of the Company and the capital stock of Advanced Fox and Tauber is included in additional paid-in capital and their retained earnings have been reclassified to additional paid-in capital.

         The results of operations of the Founding Companies reflect the combined historical operating results of closely held Subchapter S and C corporations through the effective date of the Mergers and do not include pro forma adjustments for income taxes, officers' salaries or other items necessary for combining Subchapter S and C corporations through such date.

         Batteries Batteries, Inc. has previously reported on a fiscal year ending January 31; Advanced Fox and Tauber have previously reported on a fiscal year ending December 31. During the second quarter of fiscal 1996, Batteries Batteries, Inc. changed its fiscal year-end to December 31, 1996 to conform with that of Advanced Fox and Tauber. The results of operations are now presented on a calendar year basis. For the year ended December 31, 1996, the results of operations include the results of Batteries Batteries, Inc. for the eleven months ended December 31, 1996 and those of Advanced Fox and Tauber For the year ended December 31, 1996. For the year ended December 31, 1995, the results of operations include the results of Batteries Batteries, Inc. for the year ended January 31, 1996 and those of Advanced Fox and Tauber for the year ended December 31, 1995. For the year ended December 31, 1994, the results of operations include those of Tauber for the year ended December 31, 1994 and Advanced Fox for the ten months ended December 31, 1994. Batteries Batteries, Inc. did not commence operations until June 1995 and Advanced Fox had previously reported on a February 28 fiscal year basis. The results of operations of Batteries Batteries, Inc. (excluding Advanced Fox and Tauber) for one month are not significant, therefore the 1996 consolidated results are provided on a basis comparable to the prior year.

         The Selected Financial Data for the fiscal years ended December 31, 1994, 1995 and 1996 have been derived from the Company's consolidated financial statements that have been audited by Deloitte & Touche LLP and that appear elsewhere in this Report. The Selected Financial Data for the fiscal year ended December 31, 1993 has been derived from the Company's consolidated financial statements that have been audited by Deloitte & Touche LLP and for the fiscal year ended December 31, 1992 has been derived from unaudited consolidated financial statements not included elsewhere in this Report. These unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented.

                            SELECTED FINANCIAL DATA

                                                                 FISCAL YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------------------
                                             1992         1993         1994         1995         1996
                                            ------       ------       ------       ------       ------
                                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
INCOME STATEMENT DATA:
  Net sales............................   $ 11,166     $  14,219     $ 18,213      $21,029    $    25,650
  Cost of sales........................      8,972        11,223       14,304       15,238         17,805
                                          --------     ---------      -------      -------     ----------
     Gross profit......................      2,194         2,996        3,909        5,791          7,845
  Selling, general and administrative
     expenses..........................      1,722         2,184        2,346        4,577          7,004
                                          --------     ---------      -------      -------     ----------
     Operating income..................        472           812        1,563        1,214            841
  Interest expense.....................         51            83           98           81             15
  Other (income).......................        (35)          (31)          (8)         (58)           (27)
                                          --------     ---------      -------      -------     ----------
  Income before provision for income taxes     456           760        1,473        1,191            853
  Provision (benefit) for income taxes.         11            60           (8)         (98)           337
                                          --------     ---------      -------      -------     ----------
  Net income...........................   $    445     $     700      $ 1,481        1,289            516
                                          ========     =========      =======
  Preferred stock dividend requirements                                                 53             60
                                                                                   -------     ----------
  Net income attributable to common share-
     holders...........................                                            $ 1,236     $      456
                                                                                   =======     ==========

UNAUDITED PRO FORMA DATA(1):
  Income before income taxes...........   $    456     $     760      $ 1,473      $ 1,191     $      853
  Provision for income taxes...........        187           312          604          488            350
                                          --------     ---------      -------      -------     ----------
  Pro forma net income.................   $    269     $     448      $   869      $   703     $      503
                                          ========     =========      =======      =======     ==========
  Pro forma net income attributable to
     common shareholders...............                                                        $      443
                                                                                               ==========
  Pro forma net income per share.......                                                        $      .11
                                                                                               ==========
  Pro forma number of shares outstanding                                                        4,100,000
                                                                                               ==========

                                                                  AS OF DECEMBER 31,
                                             --------------------------------------------------------
                                             1992         1993         1994         1995         1996
                                             ----         ----         ----         ----         ----
BALANCE SHEET DATA:
  Working capital......................   $  2,709     $   2,570      $ 3,597      $ 5,295      $ 6,782
  Total assets.........................      4,874         5,232        6,889        9,105       11,735
  Long-term debt, less current portion.        144             3            1          183           --
  Mandatory redeemable preferred stock.                                                             750
  Stockholders' equity.................   $  2,612     $   2,668      $ 3,809      $ 6,533        8,460

 (1) Certain of the Founding Companies were Subchapter S corporations during the periods presented and, accordingly, were not subject to corporate income taxes. The unaudited proforma information is presented for the purpose of reflecting a provision for income taxes as if all of the Founding Companies had been subject to income tax for all periods presented, calculated in accordance with SFAS No. 109, based on tax laws that were in effect during the respective periods.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS

           The following discussion of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements and the related notes thereto appearing elsewhere in this Report.

INTRODUCTION

           Simultaneously with the closing of the Offering in April 1996, each of the three Founding Companies were combined by merger or stock acquisition (collectively the "Mergers"). Prior to the Mergers, each of the Founding Companies had been operating as a separate independent entity. As a result, historical combined results may not be comparable to or indicative of future performance. For all periods presented, the Consolidated Financial Statements include the accounts of the Founding Companies as if the Founding Companies had always been members of the same operating group without giving effect to the Mergers or the Offering. The assets and liabilities of the Founding Companies are reflected at their historical amounts.

           Certain of the Founding Companies had operated as Subchapter S corporations under the Internal Revenue Code of 1986, as amended. Upon consummation of the Mergers, the Company now files as a consolidated group for Federal income tax purposes. For purposes of the Unaudited Pro Forma Statements of Operations date included in this Report, pro forma Federal and state income taxes have been provided as if the Combined Companies had filed C corporation tax returns. The unaudited pro forma results reflect an income tax provision at an effective rate of 41% calculated in accordance with SFAS No.
109. While this effective rate represents the Founding Companies' pro forma tax rate based on the historic earnings trends in the respective tax jurisdictions, this rate may change in the future in accordance with such trends.

RESULTS OF OPERATIONS

           The following table represents the Company's statement of income data expressed as a percentage of net sales for the three most recent fiscal years:


                                                Fiscal Year Ended December 31,
                                               1996         1995          1994
                                               ----         ----          ----
Net Sales                                       100.0%      100.0%       100.0%
Cost of Sales                                    69.4        72.5         78.5
                                                 ----        ----         ----
  Gross Margin                                   30.6        27.5         21.5
Selling, general and administrative expenses     27.3        21.7         12.9
                                                 ----       -----        -----
   Operating income                               3.3         5.8          8.6
Interest expense, net                             --           .4           .5
Other income                                      (.1)        (.3)          --
                                                  ----        ----        ----
    Income before provision for                   3.4%        5.7%         8.1%
    income taxes


Year Ended December 31, 1996 ("1996") Compared to Year Ended January 31, 1995 ("1995")

           Net sales increased 20.8% from $21.0 million in 1995 to $25.4 million in 1996. The increase was primarily due to the continued growth of Advanced Fox's cellular accessory business (up 45.7% as compared to 1995), as well as an increase in Specific Energy's retail sales, partially offset by a 5.1% decline in Tauber's value added and distribution sales.

           Gross profit increased from $5.8 million in 1995 to $7.8 million in 1996 and as a percentage of sales increased from 27.5% in 1995 to 30.6% in 1996. The increase was primarily due to the inclusion for the longer period in 1996 of the revenues and cost of sales of Specific Energy which operates at higher gross profit margins, particularly its retail sales, and the substantial sales increase in the Advanced Fox cellular accessory business which are effected at significantly higher margins than the margins of Tauber sales.

           Selling, general and administrative ("SG&A") expenses increased from $4.6 million in 1995 to $7.0 million in 1996 and as a percentage of sales increased from 21.7% in 1995 to 27.3% in 1996. The increases were substantially due to (i) an increase in marketing, selling and distribution costs incurred by Advanced Fox, which resulted in and is attributable to increased revenues, (ii) contract termination costs relating to the resignation of the Chief Executive Officer, (iii) addition of management employees, (iv) general and administrative expenses associated with the responsibilities of a publicly held corporation, and (v) start-up expenses relating to the opening of four Battery Max departments leased in Office Max outlets.

           Interest expense net decreased from approximately $81,000 in 1995 to approximately $15,000 in 1996, principally due to the reduction in borrowings, and interest income earned on invested cash from the proceeds of the initial public offering.

Year Ended December 31, 1995 ("1995") Compared to Year Ended December 31, 1994 ("1994")

           Net sales increased 15.5% from $18.2 million in 1994 to $21.0 million in 1995. The increase was primarily due to the inclusion of the results of operations of Specific Energy since June 1, 1995 and the continued growth of Advanced Fox's cellular accessory business, partially offset by a decline in Tauber's sales, the latter primarily the result of a reduction of its value added battery assembly business caused by a discontinuation of production by a supplier of a battery product, late deliveries from another supplier and the failure of anticipated orders from a customer to materialize.

           Gross profit increased from $3.9 million in 1994 to $5.8 million in 1995. Gross profit as a percentage of sales increased from 21.5% in 1994 to 27.5% in 1995. The increase is primarily due to the inclusion of the results of Specific Energy which reflect higher gross profit margins and reductions in product costs and higher margins of new cellular accessory products offered by Advanced Fox, partially offset by the high fixed costs of Tauber in relation to its sales and a change in its product mix.

           SG&A expenses increased from $2.3 million in 1994 to $4.6 million in 1995. SG&A as a percentage of sales increased from 12.9% in 1994 to 21.7% in 1995. The increase was substantially due to: (i) the inclusion of the result of operations of Specific Energy which due to its retail operations has a higher percentage of SG&A to sales ($.8 million); (ii) the increase in marketing costs incurred by Advanced Fox resulting primarily from higher management and consulting fees, personnel costs and catalog costs ($.6 million); (iii) an increase in compensation expense of Tauber's Chief Executive Officer of approximately $325,000; and (iv) an increase in approximately $235,000 of merger advisory and legal expenses relating to the anticipated Mergers.

           Interest expense decreased from $98,000 to $81,000, primarily as a result of reduced borrowings.

LIQUIDITY AND CAPITAL RESOURCES

           The Company's primary capital needs have been to fund (i) the working capital requirements necessitated by its sales growth, (ii) acquisitions and (iii) prior to the initial public offering, distributions to its existing stockholders primarily to satisfy their tax liabilities resulting from the S Corporation status of certain of the Predecessor Companies. The Company's primary sources of financing have been cash from operations and, to a lesser extent, bank borrowings and loans from affiliates.

           Net cash provided by operating activities was $227,000, $607,000 and $193,000 in 1994, 1995 and 1996, respectively. The increase from 1994 to 1995 was due to increased working capital as a result of increased sales and improved management of inventory and accounts receivable. The decrease from 1995 to 1996 was due to the decrease in net income (partially due to the Company's C Corporation tax status) and increases in inventories and accounts receivable as a result of the increased sales.

           Net cash used in investing activities was $143,000, $973,000 and $458,000 in 1994, 1995 and 1996, respectively. Cash used for additions to property and equipment to fund new stores, the growth of Company's business and computer equipment was $143,000, $254,000 and $407,000 during 1994, 1995 and 1996, respectively. In addition, the Company used $719,000 and $51,000 respectively, during 1995 and 1996 to fund the acquisition of Specific Energy.

           Net cash provided by (used in) financing activities was $(384,000), $794,000, and $1,929,000 during 1994, 1995 and 1996, respectively. The use of funds in 1994 was primarily due to dividends to fund stockholders' S Corporation income taxes. The cash provided by financing activities in 1995 was due primarily to the private placement of common and preferred stock for gross proceeds of $1,500,000, which were used to finance the acquisition of Specific Energy, offset by amounts used to repay loans to affiliates and short term borrowings. The cash provided by financing activities in 1996 was primarily due to the net proceeds of the Offering of $9.1 million, of which $6.7 million was paid to the former stockholders of the Merger Companies.

           To effect the Mergers, the Company, in addition to the $6.7 million cash payment, issued 960,000 shares of Common Stock and an option to purchase an additional 50,000 shares at a price of $5.00 per share.

           The Company redeemed in May 1996 from the net proceeds of the Offering 250,000 of the 1,000,000 outstanding shares of Series A Preferred Stock at the redemption price of $1.00 per share plus accrued dividends at 8% per annum. Pursuant to their terms, the remaining 750,000 shares are to be redeemed on April 11, 1997 at the redemption price. In June 1996, the Company prepaid its 8% subordinated note for $180,000 and acquired the remaining 5% of Specific Energy Corporation for $51,000.

           At December 31, 1996, the Company had cash and cash equivalents of approximately $2.6 million and working capital of approximately $6.8 million.

           On January 7, 1997 the Company acquired the business and related assets of Battery Network, Inc. ("Battery Network") and affiliated companies, an assembler and wholesale distributor of batteries servicing specialty battery customers nationally.

           The total purchase price of approximately $11.2 million consisted of (1) the payment of approximately $8.3 million in cash, (ii) the issuance of 550,000 shares of Common Stock and five year options to purchase an additional 225,000 shares at an exercise price of $4.50 per share, and (iii) approximately $590,000 in transaction costs. The cash portion of the purchase price is subject to adjustment to the extent that the net worth of Battery Network as of December 31, 1996 exceeds or is less than $7.3 million.

           The Battery Network agreement also provides the sellers the contingent right to receive additional consideration of up to $1 million in cash, 350,000 shares of Common Stock and five year options to acquire 250,000 shares of Common Stock, of which half are exercisable at $4.50 per share and half are exercisable at $6.00 per share. Payment of the additional consideration is to be based on the excess amount by which the combined "pre-tax income" as defined of the acquired company and Tauber, exceeds (i) $2,100,000 for the year ending December 31, 1997 (the "One-Year Period"), (ii) $4,200,000 for the two years ending December 31, 1998 (the "Two-Year Period") or (iii) $6,300,000 for the three years ending December 31, 1999 (the "Three-Year Period"), with the maximum amount of additional consideration to be paid if the excess is $400,000 for the One-Year Period, $800,000 for the Two-Year Period or $1,200,000 for the Three-Year Period.

           The cash portion of the purchase price was funded with a portion of the proceeds of a borrowing pursuant to a Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997 (the "Loan Facility"), with IBJ Schroder Bank & Trust Company, as Agent. The Loan Facility consists of a $3,000,000 three year Term Loan payable in 35 monthly installments of $50,000 each with the balance to be paid at maturity and a revolving credit of up to $10,000,000 to be advanced at the rate of 80% of eligible accounts receivable and 50% of inventories. The revolving credit loans bear interest at the rate of 1/4 of 1% plus the higher of (i) the base commercial lending rate of IBJ or
(ii) the weighted average of the rates on overnight Federal funds transactions with members of the federal Reserve System arranged by Federal funds brokers plus 1/4 of 1%, or at the option of the Company, at a rate 2% over the Eurodollar rate, which is defined as the applicable Libor rate divided by the difference between 1 and the aggregate reserve requirement. The interest on the Term Loan is 1/2% higher than the revolving credit interest rate. The loans are secured by a pledge of the assets of the borrowers and a pledge of the outstanding capital stock of the subsidiaries of the Company.

           The Company repaid $590,000 of short term indebtedness in January 1997 with a portion of the borrowings under the loan facility.

           Pursuant to the Management Agreement with Founders, the Company will pay Founders for its origination and negotiating services in connection with the acquisition and loan, $240,000 and issue to each of Founders' affiliates, Messrs. Haber and Teeger, who are officers and directors of the Company, five year warrants to purchase 50,000 shares of Common Stock at a price of $4.125 per share.

           The acquisition will be accounted for as a purchase in 1997. The purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the net assets acquired is estimated to be approximately $4.2 million, and will be amortized over a period of 25 years. Results of operations for Battery Network will be included with those of the Company for periods subsequent to the date of acquisition.

           The Company estimates that it will incur additional capital expenditures of approximately $1 million during the twelve months ended December 31, 1997 in connection with the expansion and relocation of office and warehouse facilities, acquisition of machinery and equipment used in the assembly of batteries pack and procurement of computer systems.

           Based upon its present plans, management believes that operating cash flow, available cash and available credit resources, will be adequate to make the repayments of indebtedness and redemptions described herein, to meet the working capital cash needs of the Company and to meet anticipated capital expenditures needs during the 12 months. Although the Company intends to issue shares of Common Stock as its primary method of financing acquisitions, it anticipates that additional funds will be required to implement successfully its acquisition program, and will use various methods to finance acquisitions, including the payment of cash, for this purpose.

SEASONALITY AND INFLATION

           The Company's net sales typically show no significant seasonal variations, although net sales may be affected in the future by timing of acquisitions.

           The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.

RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

           Recent pronouncements of the Financial Accounting Standards Board ("FASB") included Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), which are effective for the fiscal year ended December 31, 1996. The adoption of SFAS 123 and SFAS 121 did not have a material impact on the Company's consolidated financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The Company's consolidated financial statements as of December 31, 1996 and December 31, 1995 and for each of the three years in the period ended December 31, 1996 are included in this report as listed in the Index to Financial Statements in Item 14.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.

           Not applicable.

                                    PART III

ITEM 10.            DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

           The following table sets forth the name of each Director and executive officer of the Company, his or her principal occupation and the nature of all positions and offices with the Company held by him or her. The Directors of the Company will hold office until the next Annual Meeting of Shareholders, which management presently contemplates will be held in July 1997.

                                                                                                             First
                                                                                                             Became
                  NAME                         Age                 Office--Principal Occupation              Director
                  ----                         ---                 ----------------------------              --------
Warren H. Haber                                56       Chairman of the Board                                      1983
Ronald E. Badke                                51       Vice President, Chief Operating Officer
                                                        and Chief Financial Officer
Stephen Rade                                   58       Executive Vice President and Director                      1996
John L. Teeger                                 53       Vice President, Secretary and Director                     1983
Robert W. Tauber                               72       Vice President and Director                                1996
William Steven Sapp                            41       Vice President
James Sapp                                     36       Vice President
Susan Grandt                                   43       Vice President
Bruce Barnet                                   51       Director                                                   1995
John Simon                                     54       Director                                                   1995
Fred Corrado                                   56       Director                                                   1996
William Schlesinger Sapp                       65       Director                                                   1997

         Each executive officer serves at the discretion of the Board of Directors.

           Mr. Haber has been Chairman of the Board of the Company since its incorporation in November 1983, and its acting Chief Executive Officer since September 1996. For more than 20 years, he has been Chairman of the Board and Chief Executive Officer of Founders Equity, Inc., Founders Management Services, Inc. and affiliates (collectively, the "Founders Group"), all private investment concerns engaged in identifying businesses for acquisition by companies in which the principal stockholders of the Founders group have a substantial equity interest and managing such businesses for such principal stockholders' accounts. Since June 1993, Mr. Haber has been Chairman of the Board and Chief Executive Officer of HealthRite, Inc., a distributor and producer of vitamins, natural nutritional and dietary supplements, herbal based products, and weight-loss products. He had been, from December 1986 until December 1992 Chairman of the Board and Chief Executive officer of International Power Machines, an American Stock Exchange- listed manufacturer of uninterruptible power equipment, with which he remained director until February 1995 when it was merged into another company. He is a director of Lunn Industries, Inc., a composite product manufacturer and Realty Information Group, L.P., a privately held commercial real estate information provider. Mr. Haber has been for more than 20 years an officer and director of Founders Property, Inc., a private real estate investment concern.

           Mr. Badke, Vice President and Chief Financial Officer since November 1995 and Chief Operating Officer since November 1996, had been Senior Vice President and Chief Financial Officer of Shoe Town Inc., from 1984 through September 1994, positions he later held (September to November 1995) with Natures Elements. Mr. Badke, a certified public accountant, had been a consultant from October 1994 through August 1995.

         Mr. Rade, Vice President and a Director since April 1996 and Executive Vice President since September 1996, has been the President, Chief Executive Officer and director of Advanced Fox Antenna, Inc. since he founded the company in 1990.

         Mr. Teeger, Vice President, Secretary and Director and, until November 1995, the Company's Chief Financial Officer, since its incorporation in November 1983, has been employed since 1981 by, and has served since 1984 as President of, the Founders Group. He has also been Vice Chairman and director of HealthRite Inc. since December 1993. From 1976 to 1981, he was Vice President - Corporate Finance of Bear Stearns & Company, Inc., investment bankers.

         Mr. Tauber, Vice President and a Director since April 1996, has been the President until February 1997 and a Director of Tauber Electronics, Inc. since he founded the company in 1975.

         Messrs. William Steven Sapp and James Sapp and Ms. Susan Grandt, each of whom was appointed a Vice President of the Company in January 1997, have been officers and directors, and until its acquisition in January 1997 the principal stockholders, of Battery Network for more than five years.

         Their father, Mr. William Schlesinger Sapp, who was appointed a Director in February 1997, is the founder of Battery Network, of which he had been an officer, director and principal stockholder for more than five years.

         Mr. Barnet, has been President of Cahners Publishing Company since
          1995. Prior thereto he had been, from March 1993 until         1995,
Chief Executive Officer of Cowles Enthusiast Media, from November 1991 to
March 1993 an independent investor and consultant, and from October 1990 to November 1991 President of the Family Media Publications of Riordan Publishing Company. From 1969 to 1990 he was associated with Time Inc., the last two years as President of Time Inc. Magazines - Asia. Mr. Barnet is also a director of Culbro, Inc.

         Mr. Simon, is a Managing Director of the investment banking firm of Allen & Company Incorporated, with which firm he has been affiliated for more than 20 years. He is also a director of Immune Response Corp., Lunn Industries Inc., Neurogen Corp., and T. Cell.

         Mr. Corrado, has been Vice Chairman and Chief Financial Officer of The Great Atlantic & Pacific Tea Company for more than five years.

ITEM 11. EXECUTIVE COMPENSATION

         Batteries Batteries, Inc. did not conduct any operations prior to June 6, 1995, the date of its acquisition of Specific Energy Corporation. No executive officer or director received any compensation from Batteries Batteries prior to such date.

           The following table sets forth for the years ended December 31, 1996 and December 31, 1995, the compensation for services rendered in all capacities to the Company and subsidiaries by the Chief Executive Officer and the three highest paid executive officers who received compensation in excess of $100,000:



                                            SUMMARY COMPENSATION TABLE


                                                                    PERIOD                   SALARY ($)
Warren H. Haber, (1)                                    year ended 12/31/96                      (1)
Chairman of the Board and acting                        year ended 12/31/95                      (1)
 Chief Executive Officer

Donald L. Luke,                                         year ended 12/31/96                     $197,615(2)
former President and Chief Executive Officer            year ended 12/31/95                       53,333

Robert W. Tauber, (3)                                   year ended 12/31/96                      177,865
Vice President and Director                             year ended 12/31/95                      578,500


Stephen Rade,                                           year ended 12/31/96                      347,825(3)
Vice President and Director                             year ended 12/31/95                       98,608(4)

Ronald E. Badke,                                        year ended 12/31/96                      129,615(5)
Vice President, Chief Operating Officer
  and Chief Financial Officer

--------------
(1) Appointed acting Chief Executive Officer in September 1996. See Item 13 for compensation paid to his affiliate.

(2) Includes $110,346 payment made to him pursuant to an agreement with respect to termination of his employment agreement and his resignation as an officer and Director in September 1996.

(3) Includes a bonus of $200,000 accrued pursuant to an agreement relating to acquisition of Advanced Fox. See Item 12.

(4) Represents a management fee paid to an affiliate of Mr. Rade, who did not otherwise receive compensation for his services.

(5) Includes an earned bonus of $15,000 payable in 1997. Mr. Badke joined the Company in November 1995.

            The Company entered into employment agreements in April 1996 with each of Messrs. Rade and Tauber. The agreements provide for Mr. Rade to receive a salary of $150,000 per annum during the three year term and for Mr. Tauber to receive a salary of $150,000 during the first year, $120,000 during the second year, and, if extended by mutual agreement, $100,000 during the third year. Mr. Tauber's agreement further provides that after October 11, 1996 he will only be required to serve 20 hours per week; to the extent that the time served averages less than 20 hours per week, his salary will be proportionately reduced. Each agreement obligates the Company to continue the compensation for the term of the agreement in the event of a termination of the officer's employment by the Company without cause. Messrs. Tauber and Rade have agreed not to compete with the Company or solicit any employees of the Company for a period of five years, subject to a shorter period should the Company breach the agreement. Applicable law may reduce the time period of the covenant not to compete.

           Mr. Ronald E. Badke is employed pursuant to an employment agreement expiring April 1998 at an annual salary of $120,000, with provision for an annual bonus of up to 25% of the base salary subject to the achievement of certain goals.

           In January 1997, pursuant to agreements related to the Battery Network acquisition, each of Mr. William Steven Sapp ("WSS"), Mr. James Sapp ("JS") and Ms. Susan Grandt ("SG") entered into employment agreements with Battery Network, providing for their employment as officers of Battery Network at a base salary of $100,000 per annum, with WSS and JS to be employed for three years and SG for six months. with each to serve as a consultant thereafter. The agreements with WSS and JS provide that they are to be paid annual bonuses not to exceed $400,000 in the aggregate for any year, computed as the sum of (i) 30% of the first $300,000 by which the combined pre-tax income of Battery Network and Tauber (the Company's California subsidiary) exceeds $2,500,000 for the year ended December 31, 1997, $2,750,000 for the year ended December 31, 1998, and $3,025,000 for the year ended December 31, 1999, and (ii) 40% of the amount by which the combined pre-tax income for the foregoing years exceeds, respectively, $2,800,000, $3,050,000 and $3,325,000. WSS, JS and SG also received five-year stock options under the Company's Stock Option Plan to purchase an aggregate of 50,000 shares of Common Stock at a price of $4.50 per share.

         The terms of the respective employment agreements were negotiated on an arm's-length basis with each of the officers.

         Directors. The Company does not pay a fee to its directors. It reimburses those who are not employees of the Company for their expenses incurred in attending meetings.

           Stock Options. The Company's Stock Option plan (the "Plan") relates to 250,000 shares of its Common Stock and authorizes the Board of Directors or a Stock Option Committee appointed by the Board to grant incentive stock options and non-incentive stock options to officers and key employees, directors, and independent consultants, with directors who are not employees and consultants eligible only to receive non-incentive stock options.

           The following tables sets forth the details as to the options granted during and held at the end of the year ended December 31, 1996 by the executive officers set forth in the Summary Compensation Table (neither Mr. Haber nor Mr. Tauber have been granted options under the Plan, but see Item 13 with respect to an option granted in April 1996 to Mr. Tauber as part of the consideration for the Tauber acquisition):

                                             Option Grants in Last Fiscal Year

                                                                                              POTENTIAL REALIZABLE VALUE
                                                                                               AT ASSUMED ANNUAL RATES
                                                Percent of                                          OF STOCK PRICE
                    Number of Securities       Total Options    Exercise                       APPRECIATION FOR OPTION
                     underlying Options         Granted in      Price per     Expiration               TERM (1)
            Name              Granted           Fiscal Year       Share          Date             5%               10%
         ----------  --------------------       -----------     ---------       ------         ---------        --------
Donald L. Luke                80,000               20.2               5.00      8/31/97        $20,000         $ 40,000
Ronald E. Badke               40,000               10.1               5.00      3/11/01         66,827          142,961

---------------
(1) Based on the exercise price per share.

                         Fiscal Year End Option Values


                                NUMBER OF SHARES UNDERLYING
                               UNEXERCISED OPTIONS AT FISCAL
                                        YEAR END(1)

    Name                    Exercisable        Unexercisable
    ----                    -----------        -------------
Donald L Luke                   80,000                 0

Ronald E. Badke                 13,333              26,667

---------------
(1) None of the outstanding options held by the named individuals were in-the-money on December 31, 1996.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

                    The following table sets forth information with respect to the beneficial ownership as of March 20, 1997 of shares of Common Stock of each executive officer and director, and of each stockholder of the Company known to own beneficially more than 5% of the outstanding shares of Common Stock and all officers and Directors as a group.

                    NAME OF                                       SHARES
               BENEFICIAL OWNER                             BENEFICIALLY OWNED              PERCENTAGE
               ----------------                             ------------------              ----------
Warren H. Haber*                                            235,006 shares (1)                 5.1%
John Teeger                                                 104,762 shares (2)                 2.3
Robert W. Tauber                                            350,000 shares (3)                 7.6
           10656 Roselle Street
           San Diego, CA 92121
Stephen Rade                                                660,000 shares                    14.5
           3915 Somers Drive
           Huntington Valley, PA 19606
Ronald E. Badke                                              16,667 shares (4)                  **
Bruce A. Barnet                                              27,626 shares (5)                  **
John Simon                                                   10,360 shares (6)                  **
Fred Corrado                                                 10,000 shares (4)                  **
William Steven Sapp*                                        262,027 shares (7)                 5.7
James Sapp*                                                 250,093 shares (8)                 5.4
Susan Grandt*                                               261,880 shares (9)                 5.7
William Schlesinger Sapp                                           None                       -----
Directors and officers as a group (12                      1,963,421 shares (10)              40.0
persons)

---------------
* The address for Mr. Haber is c/o Batteries Batteries, Inc., 711 Fifth Avenue, New York, NY 10022, and for each of Messrs. William Steven Sapp and James Sapp and Ms. Susan Grandt is c/o Battery Network, Inc., 4071 Albany Street, McHenry, IL 60050.

**   Less than 1%.

(1) Includes 50,000 shares issuable upon exercise of a warrant, but does not include an aggregate of 25,900 shares owned by his children and brother as to which shares he disclaims beneficial ownership.

(2) Includes 50,000 shares issuable upon exercise of a warrant, but does not include an aggregate of 24,173 shares owned by his wife and children to which shares he disclaims beneficial ownership.

(3)  Includes 50,000 shares issuable upon exercise of an option.

(4) Represents shares issuable upon exercise of an option or options within 60 days.

(5)  Includes 10,360 shares issuable upon exercise of an option.

(6) Represents shares issuable upon exercise of options within 60 days; does not include shares owned by Allen & Company Incorporated, of which he is a Managing Director.

(7)  Includes 76,072 shares issuable upon exercise of options.

(8)  Includes 72,608 shares issuable upon exercise of options.

(9)  Includes 76,320 shares issuable upon exercise of options.

(10) Includes 408,563 shares subject to options and warrants described in the foregoing notes.



ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           In June 1995, the Company sold in a private placement at a price of $3.00 per Unit 500,000 Units, each consisting of two shares of 8% Preferred Stock, Series A and one share of Class A Common Stock, an aggregate of 1,000,000 shares of Preferred Stock, Series A and 500,000 shares of Class A Common Stock, which were subsequently, as a result of a 1.47 for one stock split in December 1994 and a .70475 for one reverse stock split in March 1996 increased to 517,990 shares. Included among the purchasers were Mr. Warren H. Haber, Chairman of the Board, who along with his children and brother acquired 74,988 Units; Mr. John L. Teeger, Vice President, Secretary and Director, who along with his wife and children acquired 33,333 1/3 Units; the wife of Mr. Donald L. Luke, at the time President and Chief Executive Officer and a Director, who acquired 66,666 2/3 Units; Allen & Company Incorporated, of which Mr. John Simon is a Managing Director, which acquired 83,333 1/3 Units; and Mr. Bruce Barnet, a Director, who acquired 16,666 2/3 Units.

           In consideration for the acquisition of Tauber and Advanced Fox, the Company in April 1996 issued to Mr. Robert W. Tauber 300,000 shares of Common Stock and a five year option to purchase an additional 50,000 shares at $5.00 per share and issued to Mr. Stephen Rade 660,000 shares of Common Stock; and paid cash of $3,289,000 to an affiliate of Mr. Tauber, and $2,175,000 to Mr. Rade. Mr. Rade also has a contingent right to receive additional cash consideration of up to $600,000, but not more than $200,000 per year, depending on the achievement of designated levels of pre-tax earnings by the Advanced Fox subsidiary over the three year period ending December 31, 1998. The Company has accrued $200,000 based on the earnings of Advanced Fox for the year ended December 31, 1996.

           Advanced Video Corp. ("AVC"), an affiliate of Mr. Stephen Rade, provided management consulting services to Advanced Fox during the twelve months ended December 31, 1995 for which it received a management fee of $98,608. Such fee was in lieu of any salary for Mr. Rade's services. Mr. Rade, AVC and Advanced Cellular of Philadelphia, which is affiliated with Mr. Rade, have from time to time extended to and received from Advanced Fox loans, some of which were noninterest bearing and others of which bore interest at the rate of 12% per annum. As of December 31, 1995, December 31, 1994 and February 28, 1994, there were net amounts of $165,498, $603,258 and $645,164, respectively, owed to Mr. Rade and the affiliates. The interest, net, paid or payable to Mr. Rade and the affiliates aggregated $108,811 for the twelve months ended December 31, 1995, ten months ended December 31, 1994 and the year ended February 28, 1994. The outstanding balance of the loans was repaid from the proceeds of the Company's public offering in April 1996.

           The principal offices of Advanced Fox, which comprise approximately 6,400 square feet in Huntingdon Valley, Pennsylvania, are occupied under a five year lease terminating December

31, 1999 with Rare Limited Partnership, of which Mr. Rade and his wife are the partners. The lease, as amended with respect to additions to the facility, provides for an annual rent of $70,000 with the tenant obligated to pay the applicable real estate taxes, and maintenance and insurance costs. Rental payments for the twelve months ended February 28, 1994, ten months ended December 31, 1994 and the twelve months ended December 31, 1995 and December 31, 1996 were $34,330, $37,500, $55,800, and $70,000 respectively.

         On January 7, 1997 the Company acquired, the business and related assets of Battery Network, Inc. and affiliated companies ("Battery Network"), a major assembler and wholesale distributor of specialty batteries servicing customers in the United States, Canada and Europe. The purchase was effected through the acquisition of (i) the outstanding capital stock of Battery Network, which in anticipation of the acquisition by the Company had merged with Alexander Battery Co. East, Inc., Alexander Battery Co. West, Inc., and Alexander Battery Co. South, Inc. (collectively, "Alexander Battery"), (ii) the outstanding capital stock of W.S. Battery Sales & Company, Inc. ("WSB"), and
(iii) substantially all of the assets of WSJ Enterprises, Inc. ("Enterprises"). Battery Network, Alexander Battery and WSB were owned by WSS, JS and their sister SG, or their parents, William Schlesinger Sapp, the founder of the companies, and Dolores Sapp. Enterprises is owned by their affiliate, W.S. Battery Sales & Co. Inc. Employee Stock Ownership Plan & Trust.

         The purchase price consisted of (i) a cash payment of $8,314,551, and
(ii) the issuance of an aggregate of 550,000 shares of Common Stock and five-year options to purchase an additional 225,000 shares at an exercise price of $4.50 per share. The cash portion of the purchase price is subject to adjustment to the extent that the combined net worth of Battery Network, WSB and Enterprises as defined in the acquisition agreement exceeds or is less than $7.3 million as of December 31, 1996.

           The Battery Network agreement also provides WSS, JS and SG with the contingent right to receive additional consideration of up to $1 million in cash, 350,000 shares of Common Stock, and five-year options to acquire 250,000 shares of Common Stock, with one-half of the options exercisable at $4.50 and one-half exercisable at $6.00 per share. Payment of the contingent consideration is to be based on the amount by which the amount of the combined "pre-tax" income of the acquired companies and Tauber exceeds (i) $2,100,000 for the year ending December 31, 1997, (ii) $4,200,000 for the year ending December 31, 1998, or (iii) $6,300,000 for the year ending December 31, 1999, with the maximum amount of consideration payable if the excess is $400,000, $800,000 or $1,200,000 for 1997, 1998 and 1999,
respectively.

           Upon consummation of the acquisition, Battery Network entered into leases with J.W.S. Partnership, an affiliate of WSS, JS and SG, with respect to its facilities in McHenry, Illinois and North Branch, New Jersey. Each lease is for a five-year term and contains a five-year renewal option. Aggregate rent for the two leases is $143,000 per annum, subject to increases commencing in third year based on incremental increases in the Consumer Price Index. The lessee is to bear the cost of insurance, real estate taxes and maintenance related to the properties.

           In September 1996, the Company entered into an agreement with Mr. Donald L. Luke, in connection with his resignation as President, Chief Executive Officer and Director of the Company, providing for the termination of his employment agreement which was to extend to April 11, 1998 and provided for an annual salary of $165,000 plus an annual bonus of up to $82,500 upon the attainment of certain goals; the payment by the Company to Mr. Luke of $110,000; his employment as a consultant at $500 per month through August 31, 1997; the amendment of his stock option to permit exercise as to all 80,000 shares at any time during the consulting period; and the agreement of the Company to acquire or to find purchasers for 20,000 shares of Common Stock held by his wife at a price of not less than $5 per share on or prior to January 1997. In January 1997, the 20,000 shares were sold and the Company paid him $21,000 to cover the difference between the aggregate sales proceeds and the $5.00 per share minimum.

           Messrs. Warren H. Haber, Chairman of the Board and John L. Teeger, Vice President, Secretary and Director of the Company are the sole stockholders, officers and directors of Founders Management Services Inc. ("Founders"). Pursuant to an agreement dated as of June 6, 1995, as subsequently amended, Founders provides advice and consultative services regarding management, overall strategic planning, acquisition policy, relations with commercial and investment banking institutions, and stockholders matters to or on behalf of the Company. The agreement is for a term expiring in April 1999, subject to five one-year renewal options and provides for Founders to receive a base fee of $120,000 per annum which increased to $150,000 per annum upon consummation of the acquisition of Battery Network. Founders is also to receive an additional fee of 5% of the Company's annual pre-tax income in excess of $750,000. Under the agreement, Founders is also entitled to receive originating fees with respect to acquisitions or financings for which it performed originating services - the fee to be that customarily charged by non-affiliated investment bankers or professional originators for transactions of similar size and nature.
The amount of the fee is subject to the approval of a majority of the Directors not affiliated with Founders. Founders received for its origination and consultation services in connection with the combination with Advanced Fox and Tauber a fee of $150,000; and in connection with the Battery
Network acquisition and related financing of $13,000,000, a fee of $240,000 and five year warrants to purchase 100,000 shares of Common Stock at a price of $4.125 per share. The warrants were issued to the extent of 50,000 shares each to Messrs. Haber and Teeger as designees of Founders. The Company believes that the terms of the management services agreement are no less favorable than the terms the Company could have received from an unaffiliated party.

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

           The following is an index of consolidated financial statements of Batteries Batteries, Inc., and subsidiaries, financial statement schedules and exhibits included in Part IV, Item 14:

FINANCIAL STATEMENTS                                                                     PAGE
Independent Auditor's Report ..........................................................   F-1

Consolidated Balance Sheets - December 31, 1996 and December 31, 1995 .................   F-2

Consolidated Statements of Income - Years ended December 31, 1996,
December 31, 1995 and December 31, 1994................................................   F-3

Consolidated Statements of Stockholders' Equity - Years ended December 31, 1996
December 31, 1995 and December 31, 1994................................................   F-4

Consolidated Statements of Cash Flows - Years ended December 31, 1996,
December 31, 1995 and December 31, 1994................................................   F-5

Notes to Consolidated Financial Statements ............................................   F-6



FINANCIAL SCHEDULES

     None

EXHIBITS
2(a)      Copy of Agreement and Plan of Merger with respect to Advanced Fox Antenna, Inc.*
2(a)-1    Copy of Amendment to Merger Agreement*
2(b)      Copy of Stock Purchase Agreement with respect to Tauber Industries Inc.*
2(b)-1    Copy of Amendment to Stock Purchase Agreement*
2(c)      Copy of Stock Purchase Agreement with respect to Specific Energy Corp.*
2(d)      Copy of Stock Purchase Agreement relating to Battery Network, Inc. **
2(e)      Copy of Stock Purchase Agreement relating to W.S. Battery Sales & Company, Inc.**
2(f)      Copy of Asset Purchase Agreement relating to WSJ Enterprises, Inc.**
3(a)      Certificate of Incorporation of Company and amendments thereto*
3(b)      By-Laws of Company*
4(a)      Copy of Common Stock Certificate*
4(b)      Copy of Warrant*
10(a)     Copy of Warrant Agreement related to Redeemable Stock Purchase Warrants*
10(b)     Form of Purchase Option issued to underwriter of initial public offering*
10(c)     Copy of Preferred Stock, Series A Certificate*
10(d)     Stock Option Plan of Company*





10(d)-1   Forms of Option Agreement under the Plan*
10(e)     Copy of option issued to Mr. Robert W. Tauber*
10(f)     Copy of Management Services Agreement between Company and Founders Management
          Services, Inc., as amended*
10(g)     Copy of Employment Agreement with Robert W. Tauber*
10(h)     Copy of employment agreement with Stephen Rade, as amended*
10(i)     Copy of Employment agreement with William Steven Sapp**
10(j)     Copy of Employment agreement with James Sapp**
10(k)     Copy of Employment agreement with Susan Grandt**
10(l)     Copy of employment Agreement with Mr. Ronald E. Badke*
10(m)     Copy of agreement relating to termination of the Employment Agreement of Donald L.
          Luke***
10(n)     Copy of lease between Advanced Fox Antenna, Inc. and Rade Limited Partners*
10(o)     Copy of lease with J.W.S. Partnership related to the McHenry, Illinois property**
10(p)     Copy of the lease with J.W.S. Partnership related to the North Branch, New Jersey property**
10(q)     Copy of Registration Rights Agreement between Company and Messrs. Tauber and
          Rade*
10(r)     Form of Warrant issued to each of Warren H. Haber and John L. Teeger **

-------------
* Filed as an exhibit to the Company's Registration Statement on Form S-1 (File #33-80939) and incorporated by reference thereto.

** Filed as an exhibit to the Company's Current Report on Form 8-K for January 7, 1997 and incorporated by reference thereto.

*** Filed as an exhibit to the Company's Current Report on Form 8-K for September 6, 1996 and incorporated by reference thereto.

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Batteries Batteries, Inc.

         We have audited the accompanying combined balance sheets of Batteries Batteries, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Batteries Batteries, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31,1996 in conformity with generally accepted accounting principles.






DELOITTE & TOUCHE LLP


New York, New York
March 21, 1997


                                    - F-1 -

                  BATTERIES BATTERIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                             DECEMBER 31,    DECEMBER 31,
                                                                                                 1996            1995
                                                                                                 ----            ----
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..............................................................     $ 2,609,611   $   945,613
  Accounts receivable (Net of allowance for doubtful accounts
     of $78,409 and $50,521, respectively)...............................................       2,730,158     2,516,915
  Inventories............................................................................       4,445,138     3,979,484
  Prepaid expenses and other current assets..............................................         219,107       129,219
  Current deferred income taxes..........................................................          27,932       103,358
                                                                                              -----------   -----------

       Total current assets..............................................................      10,031,946     7,674,589

PROPERTY AND EQUIPMENT- Net..............................................................         750,964       508,335
EXCESS OF COST OVER NET ASSETS ACQUIRED (Net of
     accumulated amortization of $40,539 and $16,850, respectively)                               614,736       587,543
OTHER ASSETS.............................................................................         337,121       334,513
                                                                                              -----------   -----------

TOTAL....................................................................................     $11,734,767   $ 9,104,980
                                                                                              ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt, including notes payable to related parties ...........................       $ 589,658     $ 755,156
  Accounts payable.......................................................................       1,336,270     1,257,652
  Accrued expenses.......................................................................         498,857       221,459
  Redeemable Preferred Stock.............................................................         750,000             -
  Preferred dividends payable............................................................          35,000        53,333
  Current portion of long-term debt......................................................               -        51,399
  Current portion of obligations under capital leases ...................................          40,443        40,636
                                                                                                ---------      --------

       Total current liabilities.........................................................       3,250,228     2,379,635
                                                                                              -----------   -----------

LONG-TERM DEBT...........................................................................               -       160,204
OBLIGATIONS UNDER CAPITAL LEASES.........................................................           7,101        22,911
DEFERRED INCOME TAXES....................................................................          17,274         9,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, par value $.001, 2,000,000 shares authorized; 750,000 shares
    (included in current liabilities) and 1,000,000 shares issued and outstanding,
    respectively.........................................................................               -         1,000
  Class A Common Stock, par value $.001, at December 31, 1995 2,000,000 shares
     authorized, 517,990 shares issued and outstanding ..................................               -           518
  Common Stock, par value $.001, 10,000,000 shares authorized, 4,000,000 shares
     and 222,010 shares issued and outstanding, respectively ............................           4,000           222
  Additional paid-in capital.............................................................       7,999,838     1,506,760
  Retained earnings......................................................................         456,326     5,024,730
                                                                                              -----------   -----------

       Total stockholders' equity........................................................       8,460,164     6,533,230
                                                                                              -----------   -----------

TOTAL....................................................................................     $11,734,767    $9,104,980
                                                                                              ===========    ==========

               See notes to consolidated financial statements.

                                    - F-2 -

                  BATTERIES BATTERIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME



                                                                                            YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------------------------

                                                                                     1996            1995              1994
                                                                                     ----            ----              ----
Net sales ....................................................................   $ 25,650,075    $ 21,028,765    $ 18,213,442

Cost of sales ................................................................     17,804,883      15,238,046      14,304,003
                                                                                 ------------    ------------    ------------

           Gross profit ......................................................      7,845,192       5,790,719       3,909,439

Selling, general and administrative expenses .................................      7,004,489       4,577,131       2,346,204
                                                                                  ------------    ------------    ------------

Income from operations .......................................................        840,703       1,213,588       1,563,235

Interest expense, net ........................................................         14,555          80,903          98,190

Other income .................................................................        (27,098)        (58,181)         (7,911)
                                                                                  ------------    ------------    ------------

Income before provision (benefit)
  for income taxes ...........................................................        853,246       1,190,866       1,472,956

Provision (benefit) for income taxes .........................................        336,920         (98,280)         (7,875)
                                                                                  ------------    ------------    ------------

Net income ...................................................................        516,326       1,289,146       1,480,831

Preferred stock dividend requirements ........................................         60,000          53,333               --
                                                                                  ------------    ------------    ------------
 Net income attributable to common
  shareholders ...............................................................   $    456,326    $  1,235,813    $  1,480,831
                                                                                  ============   =============    ============
Pro Forma Income Data (Unaudited)
  Income before provision for income taxes as
    reported .................................................................   $    853,246    $  1,190,866    $  1,472,956

  Pro forma income tax provision .............................................        349,831         488,255         603,912
                                                                                  ------------    ------------    ------------

  Pro forma net income .......................................................   $    503,415    $    702,611    $    869,044
                                                                                  ============   =============    ============





         Operating results of nontaxable closely held predecessor companies have been combined without adjustment for income taxes, salaries or other items that are included in the operating results of the taxable predecessor companies. Pro forma net income results have been presented, reflecting an estimated effective income tax rate of 41%.

                See notes to consolidated financial statements.


                                    - F-3 -

                  BATTERIES BATTERIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         CLASS A
                              PREFERRED STOCK          COMMON STOCK         COMMON STOCK
                           -------------------    ------------------  ------------------     PAID-IN     RETAINED
                            SHARES      AMOUNT    SHARES      AMOUNT   SHARES     AMOUNT     CAPITAL     EARNINGS            TOTAL
                            ------      ------    ------      ------   ------     ------     -------     --------            -----
Balance, January 1, 1994         -      $     -          -     $   -       200   $  -      $ 8,500    $  2,659,710   $ 2,668,210

Dividends paid
 to stockholders                 -            -          -         -         -      -            -        (339,830)     (339,830)

Net income                       -            -          -         -         -      -            -       1,480,831     1,480,831
                            ------     ---------    --------   --------  ------  ------   -  -------   -------------  ------------

Balance, December 31, 1994       -            -          -         -       200      -        8,500       3,800,711     3,809,211

Dividends paid to
 stockholders                    -            -          -         -         -      -            -         (11,794)      (11,794)

Unpaid preferred stock
 dividend requirements           -            -          -         -         -      -            -         (53,333)      (53,333)

Private placement and
 recapitalization         1,000,000        1,000    500,000       500  214,100    214    1,498,286              -      1,500,000

Net income                       -            -          -         -         -      -            -       1,289,146     1,289,146

1.47 for 1 stock split
 in December 1995                -            -     235,000       235  100,721    101         (336)             -             -

 .70475 for 1 stock
 split in March 1996             -            -    (217,010)     (217) (93,011)   (93)         310              -             -
                          ----------   ---------    --------  --------  -------  ------   ----------   -------------   -----------

Balance, December
31, 1995                  1,000,000        1,000    517,990       518  222,010    222    1,506,760       5,024,730     6,533,230

Conversion of
 Class A Common
 Stock to
 Common Stock                                      (517,990)     (518) 517,990    518

Elimination of retained
 earnings of Founding
 Companies to reflect
 the Mergers                                                                             5,024,730      (5,024,730)

Proceeds of Offering,
 net of underwriting
 discounts and offering
 costs                                                               2,300,000  2,300    9,132,700                     9,135,000

Issuance of 960,000
 shares of Common
 Stock to stockholders
 of Founding Companies                                                 960,000    960                                        960

Use of portion of
 proceeds of Offering
 to pay the cash
 portion of the Merger
 consideration                                                                          (6,665,352)                   (6,665,352)

Reclassification of
 Preferred Stock to
 Redeemable Preferred
 Stock upon consummation
 of the Offering          (1,000,000)     (1,000)                                         (999,000)                    (1,000,000)

Preferred stock dividend
 requirements                                                                                              (60,000)       (60,000)

Net income                                                                                                 516,326        516,326
                          ----------     -------    -------  -------- ---------- ------  ----------    -----------   ------------
Balance,
 December 31, 1996                 -     $    -         -     $    -  4,000,000  4,000  $7,999,838        $456,326     $8,460,164
                          ==========     =======    =======  ======== ========== ====== ===========    ===========   ============



                              See notes to consolidated financial statements.

                  BATTERIES, BATTERIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Year Ended December 31,
                                                                    ----------------------------------------------------
                                                                          1996                 1995            1994
OPERATING ACTIVITIES:
  Net income                                                        $     516,326         $  1,289,146    $  1,480,831
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization expense                                 188,075               91,823          31,018
    Deferred income taxes                                                  83,700             (100,497)         (7,875)
    Changes in assets and liabilities, net of effects
      from acquisition of Specific Energy Corporation:
      Accounts receivable                                                (213,243)            (188,808)       (877,072)
      Inventories                                                        (465,654)             235,060        (961,812)
      Prepaid expenses and other assets                                  (293,987)            (130,427)         (6,164)
      Accounts payable and accrued expenses                               377,863             (589,119)        568,002
                                                                        ---------              -------        --------
           Net cash provided by operating activities                      193,080              607,178         226,928
                                                                        ---------              -------        --------

INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                (407,015)            (253,535)       (142,996)
  Acquisition of Specific Energy Corporation, net
    of cash acquired                                                      (50,882)            (719,559)              -
                                                                        ---------              -------        --------

           Net cash used in investing activities                         (457,897)            (973,094)       (142,996)
                                                                        ---------              -------        --------

FINANCING ACTIVITIES:
  Proceeds from Offering, net of expenses                               9,135,000                    -               -
  Payments to stockholders of Merger companies
    in connection with Mergers                                         (6,665,352)                   -               -
  Redemption of preferred stock                                          (250,000)                   -               -
  Proceeds from private placement                                               -            1,500,000               -
  Net payments on borrowings                                             (213,104)            (423,444)        (44,296)
  Dividends paid                                                          (78,333)             (11,794)       (339,830)
  Prepaid financing and acquisition costs relating to the
    Battery Network acquisition                                           (90,000)                   -               -
  Repayment of note to minority shareholder                              (180,000)                   -               -
  Prepaid Offering costs                                                  270,604             (270,604)       -
                                                                        ---------              -------        --------

           Net cash provided by (used in) financing activities          1,928,815              794,158        (384,126)
                                                                        ---------              -------        --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                      1,663,998              428,242        (300,194)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                                               945,613              517,371         817,565
                                                                        ---------              -------         -------

CASH AND CASH EQUIVALENTS, END OF
  PERIOD                                                             $  2,609,611        $     945,613       $ 517,371
                                                                     ============        =============       =========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during period for:
    Interest                                                        $      81,386        $      87,242       $ 111,917
                                                                    =============        =============       =========
    Income taxes                                                    $     115,000        $      27,090       $       -
                                                                    =============        =============       =========
SUPPLEMENTAL DISCLOSURES OF NONCASH
  ACTIVITY:
  Capital lease obligations incurred                                $       8,641        $      78,958
                                                                    =============        =============

  Portion of purchase price of Specific Energy
    Corporation which was financed by seller                                             $     180,000
                                                                                         =============



                See notes to consolidated financial statements.

                  BATTERIES, BATTERIES, INC. AND SUBSIDIARIES



                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS ORGANIZATION, BASIS OF PRESENTATION AND
      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BUSINESS ORGANIZATION AND BASIS OF PRESENTATION - In April 1996, Batteries Batteries, Inc. (the "Company") acquired, by merger or stock acquisition (the "Mergers"), simultaneously with the closing of its initial public offering (Note 2) of common stock and redeemable warrants (the "Offering"), Advanced Fox Antenna, Inc. ("Advanced Fox") and Tauber Electronics, Inc. ("Tauber"), (collectively, the "Merger Companies") for common stock and cash. These three businesses are referred to herein as the "Founding Companies." As a result of the substantial continuing interests in the Company of the former stockholders of the Founding Companies, the historical financial information of each of the Founding Companies has been combined on a historical cost basis in accordance with generally accepted accounting principles as if the Founding Companies had always been members of the same operating group. In June 1995, Batteries Batteries Inc. acquired 95% of the outstanding common stock of Specific Energy Corporation ("Specific Energy") in a business combination accounted for as a purchase. (In June 1996, the Company acquired the remaining minority 5% interest). The accompanying consolidated financial statements and related notes to the consolidated financial statements are representative of what the financial position, results of operations and cash flows would have been if the Founding Companies, except for Specific Energy, which is included from June 1, 1995, the effective date of its acquisition, had been combined at the beginning of fiscal 1994. The assets and liabilities of the Founding Companies are reflected at their historical amounts. As of the date of the Mergers, the capital stock of Batteries Batteries, Inc. is presented as capital stock of the Company and the capital stock of Advanced Fox and Tauber is included in additional paid-in capital and their retained earnings have been reclassified to additional paid-in capital.

      The results of operations of the Founding Companies reflect the combined historical operating results of closely held Subchapter S and C corporations through the effective date of the Mergers and do not include pro forma adjustments for income taxes, officers' salaries or other items necessary for combining Subchapter S and C corporations through such date. (See unaudited pro forma information presented on the face of the consolidated statements of income.)

      Batteries Batteries, Inc. has previously reported on a fiscal year ending January 31; Advanced Fox and Tauber have previously reported on a fiscal year ending December 31. During the second quarter of fiscal 1996, Batteries Batteries, Inc. changed its fiscal year-end to December 31, 1996 to conform with that of Advanced Fox and Tauber. The results of operations are now presented on a calendar year basis. For the year ended December 31, 1996, the results of operations include the results of Batteries Batteries, Inc. for the eleven months ended December 31, 1996 and those of Advanced Fox and Tauber for the year ended December 31, 1996. For the year ended December 31, 1995, the results of operations include the results of Batteries Batteries, Inc. for the year ended January 31, 1996 and those of Advanced Fox and Tauber for the year ended December 31, 1995. For the year ended December 31, 1994, the results of operations include those of Tauber for the year ended December 31, 1994 and Advanced Fox for the ten-months ended December 31, 1994. Batteries Batteries, Inc. did not commence operations until June 1995 and Advanced Fox had previously reported on a February 28 fiscal year basis. The results of operations of Batteries Batteries, Inc. (excluding Advanced Fox and Tauber) for one month are not significant; therefore the 1996 consolidated results are presented on a basis comparable to the prior year.

      Batteries Batteries, Inc., Specific Energy and the Merger Companies (collectively, the "Company") are engaged in the distribution of batteries, battery accessories and cellular products, accessories and components in the United States.

      Significant accounting policies followed in the preparation of the consolidated financial statements are as follows:

      CASH EQUIVALENTS - The Company considers all highly liquid investments with a maturity date of three months or less from the date of purchase to be cash equivalents.

      CONCENTRATION OF CREDIT RISK - The Company invests its excess cash in money market accounts and short-term investments. The Company has not experienced any losses on its cash accounts or short-term investments. The Company sells its products to original equipment, maintenance and repair organizations, commercial businesses, institutional users and retail consumers primarily in the United States. Through its continuing relationships with these customers, the Company performs credit evaluations and generally does not require collateral. The Company maintains a reserve for potential credit losses, and such losses have been minimal.

      INVENTORIES - Inventories consist of batteries, battery packs and related components and are carried at the lower of cost (first-in, first-out) or market value.

      PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation and amortization of property and equipment is calculated under straight-line and accelerated methods over the estimated useful lives of the respective assets. Estimated useful lives are 30 to 40 years for buildings, and three to ten years for machinery and equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of their leases. Property financed by capital leases (principally equipment) is amortized on a straight-line basis over the shorter of the estimated useful lives or remaining lease term. Amortization of property financed by capital leases is included in depreciation expense and accumulated depreciation.

      EXCESS OF COST OVER NET ASSETS ACQUIRED - The excess of cost over net assets acquired is being amortized on a straight-line basis over twenty-five years. The carrying value of the excess cost over net assets acquired is periodically reviewed to determine whether impairment exists. The review is based on comparing the carrying amounts to the undiscounted estimated cash flows before interest charges from operations over the remaining amortization period. No impairment is indicated as of December 31, 1996.

      REVENUE RECOGNITION - Revenue from product sales is recognized at the time of shipment.

      INCOME TAXES - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," except for Tauber for the fiscal year ended December 31, 1994 and Advanced Fox for the year ended December 31, 1995 and the ten months ended December 31, 1994. During such periods, the respective entities were organized as Subchapter S corporations under the Internal Revenue Code. Under the liability methods specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statements and tax basis of assets and liabilities, measured using enacted tax rates.

      NET INCOME PER SHARE - Historical net income per share has not been presented as it is not considered meaningful due to the Mergers, the Offering and the Subchapter S corporation tax status of certain of the Founding Companies.

      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value at December 31, 1996 and 1995 of the Company's financial instruments approximated their fair value primarily due to the short maturities of these instruments.

      USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      RECENT ACCOUNTING PRONOUNCEMENTS - In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company continues to apply APB Opinion No. 25 to its stock based compensation awards to employees and has disclosed the required pro forma effect on net income and income per share in the notes to the consolidated financial statements. The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of" during the first quarter of fiscal 1996. There was no impact in the consolidated financial statements from adoption of this statement.

      RECLASSIFICATIONS - Certain amounts in prior years have been reclassified to conform to the current year presentation.

2.    INITIAL PUBLIC OFFERING

      On April 8, 1996, the Company completed its initial public offering (the "Offering") of 2,300,000 shares of Common Stock at an initial public offering price of $5.00 per share and 2,300,000 redeemable common stock purchase warrants (the "Warrants") at $.10 per Warrant. The net proceeds to the Company, net of underwriting discounts and Offering costs, were approximately $9.1 million. Simultaneously with the Closing of the Offering, the Company issued 960,000 shares of Common Stock and options to purchase 50,000 shares of Common Stock and paid approximately $5.9 million in cash to the former stockholders of the Merger Companies. In addition, the Company subsequently paid an additional $.8 million in cash to the former stockholders of the Merger Companies in connection with price adjustments stipulated in the respective merger agreements. The cash consideration paid to the former stockholders of the Merger Companies has been reflected as a reduction of stockholders' equity in the consolidated financial statements. The remaining cash proceeds from the Offering were used for general corporate purposes.

3.    ACQUISITION

      On June 6, 1995, effective June 1, 1995, the Company acquired 95% of the outstanding common stock of Specific Energy Corporation ("Specific Energy") for approximately $1,013,000, including $770,000 in cash, a note payable in the amount of $180,000, and acquisition related expenses of approximately $63,000 (the "Acquisition"). In September 1996, the Company acquired the remaining 5% interest for approximately $51,000 in cash and repaid the net payable of $180,000. The Acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. The purchase price was allocated to the underlying assets and liabilities based upon their respective fair values. The allocation of the purchase price included the assignment of approximately $604,000 to excess of cost over net assets acquired. The results of

      Specific Energy are included in the consolidated financial statements from the effective date of the Acquisition.

4.    PRO FORMA INFORMATION (UNAUDITED)

      The following presents the unaudited results of operations of the Company for the year ended December 31, 1996 and 1995 (1) as if the acquisition of Specific Energy had been consummated at the beginning of fiscal 1995 (Note 3); (2) for 1995, includes certain adjustments to compensation expense resulting from the renegotiation of the executive compensation agreements with the Presidents of each of the Founding Companies, additional executives compensation and contractual management fees payable to Founders Management Services, Inc., and (3) for 1996 and 1995 reflects a provision for income taxes to record the income tax effect of items (1) and (2) and the pro forma income tax provisions for the Merger Companies with S corporation status. Upon closing of the Mergers and the Offering, each of the Merger Companies with S corporation status terminated such status. The pro forma adjustment reflects increased provisions for income taxes to an effective rate of 41%. While this effective rate represents the Company's pro forma tax rate based on the historic earnings trends in the respective tax jurisdictions, this rate may change in the future in accordance with such trends.

                                              YEAR ENDED DECEMBER 31,
                                   -------------------------------------------
                                       1996                 1995

       Net sales                         $  25,650,000        $  21,882,000
                                         =============        =============

       Net income attributable
           to common shareholders        $     443,000        $     878,000
                                         =============        =============

       Net income per share              $        0.11        $        0.22
                                         =============        =============

       Number of shares used in
           computing per share data      $   4,100,000        $   4,000,000
                                         =============        =============


      The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had such events occurred at the beginning of the period, as assumed, or of the future results of the Company.

5.    PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                           December 31,       December 31,
                                              1996               1995
                                           -----------        -----------
          Machinery and equipment          $   947,147        $   555,731
          Furniture and fixtures                67,779            164,575
          Vehicles                              60,237             60,237
          Leasehold improvements               124,825             40,159
                                           -----------        -----------
                                             1,199,988            820,702
          Less accumulated depreciation       (449,024)          (312,367)
                                           -----------        -----------

          Property and equipment, net      $   750,964        $   508,335
                                           ===========        ===========

      6. DEBT

                                                                            DECEMBER 31,           DECEMBER 31,
                                                                                1996                   1995
                                                                             -----------            -------------
Short-term debt:
  Line of credit due on demand, with interest at the banks prime rate plus 1.25% (8.25% and 9.75%, respectively), interest
    payments are due monthly, collateralized by the assets of
    Advanced Fox,  maximum borrowings of $590,000.  This
    agreement is renewable annually                                           $  589,658            $   589,658
  Notes payable, stockholder,  interest at 12% per annum,
    payable on demand                                                                 -                 165,498
                                                                             -----------            -------------
Total short-term debt                                                         $  589,658            $   755,156
                                                                             ===========            =============

Long-term debt:
  Note payable with interest at 8.25% per annum due in monthly
    installments of $1,091, maturing October 1998; note repaid in 1996        $        -           $     31,603
  8% subordinated promissory note payable to minority
    shareholders, interest payable quarterly, principal payable in two annual installments of $40,000 with a balloon payment due June 1998, collateralized by the assets of Specific Energy;
    note repaid in 1996                                                                -                180,000
                                                                             -----------            -------------

                                                                                       -                211,603
Less current portion                                                                   -                (51,399)
                                                                             -----------            -------------

Long-term debt                                                                $        -            $   160,204
                                                                             ============           =============


      The weighted average interest rates in effect on short-term debt for the years ended December 31, 1996, 1995 and 1994 were 8.25%, 10.2% and 9.6%, respectively.

7.    STOCKHOLDERS' EQUITY

      The following depicts the capitalization of Batteries Batteries, Inc. (the "Company"), which is presented as the capital stock of the Company. Capital stock of the Merger Companies is included in additional paid-in capital.

      CAPITALIZATION - In June 1995, the outstanding 200 shares of Common Stock, par value $.001 per share, were converted, pursuant to an amendment to the Certificate of Incorporation, into an aggregate of 214,300 shares (220,010 shares as adjusted for December 1995 and March 1996 stock splits) of Common Stock, par value $.001 per share.

      In June 1995, the Company effected a private placement of its equity securities. The Company sold, at a price of $3.00 per unit, 500,000 units, each consisting of two shares of the Preferred Stock, Series A and one share of Class A Common Stock, or an aggregate of 1,000,000 shares of Preferred Stock, Series A and 500,000 shares (517,990 shares as adjusted for December 1995 and March 1996 stock splits) of Class A Common Stock. The proceeds of the unit sale were applied to consummate the Acquisition and for working capital.

      On December 26, 1995, the Company effected a 1.47 for 1 stock split of the outstanding shares of Common Stock and Class A Common Stock. On
      March 5, 1996, the Company effected a .70475 for 1 reverse stock split of the outstanding shares of Common Stock and Class A Common Stock. All share and per share information presented herein has been adjusted to reflect the stock splits.

      The terms of the classes of capital stock are as follows:

      PREFERRED STOCK - The Board of Directors of the Company, without action by the stockholders, is authorized to issue the shares of Preferred Stock in one or more series and, within certain limitations, to determine the voting rights (including the right to vote as a series on particular matters), preferences as to dividends and in liquidation, conversion, redemption and other rights of each such series. The Board of Directors could issue a series with rights more favorable with respect to dividends, liquidation and voting than those held by the holders of any class of common stock. The Preferred Stock, Series A shares are nonvoting and will be redeemed in accordance with their terms one year following consummation of an initial public offering at the redemption price of $1.00 per share plus accrued dividends from the date of issuance at the rate of 8% per annum of the redemption price. In May 1996, the Company redeemed 250,000 shares of Preferred Stock. The remaining shares are classified as Redeemable Preferred Stock in the consolidated balance sheet.

      CLASS A COMMON STOCK - The shares of Class A Common Stock were automatically converted into like shares of the Common Stock upon the consummation of the Offering in accordance with their terms. The authority to issue Class A Common Stock terminated as a result of the Offering and concurrent conversion.

      COMMON STOCK - The shares of Common Stock have one vote per share. None of the shares have preemptive or cumulative voting rights, redemption rights, are or will be liable for assessment or further calls. Subject to the rights of the holders of the Redeemable Preferred Stock, the holders of the Common Stock are entitled to dividends when declared from funds legally available therefore.

      STOCK OPTIONS - The Company, on June 6, 1995, adopted the Company's Stock Option Plan (the "Plan"), which as amended in December 1995 relates to 250,000 shares of its Common Stock, authorizing the Board of Directors or a Stock Option Committee appointed by the Board to grant incentive stock options and non-incentive stock options to officers and key employees, directors and independent consultants, with directors who are not employees and consultants eligible only to receive non-incentive stock options. The Board of Directors in 1995 granted under the Plan options to purchase 20,720 shares of Common Stock to two directors at a price of $2.89 per share. In 1996, the Company granted under the Plan five-year options to purchase an aggregate of 185,000 shares of Common Stock to employees. The options are exercisable at the initial Offering price per share of $5.00. At December 31, 1996, there were a total of 135,485 shares exercisable and 44,280 shares available for grant.

      In addition, Tauber's selling stockholder received an option to purchase 50,000 additional shares of the Company's Common Stock exercisable at $5.00 per share as part of his consideration for the sale of the capital stock of Tauber.

      The Company accounts for the Plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation costs have been recognized for stock option awards. Had compensation costs of the plans been determined under a fair value alternative method as stated in SFAS No. 123, "Accounting for Stock-Based Compensation," the Company would have been required to prepare a fair value model for such options and record such amount in the financial statements as compensation expense. Pro forma net income available to common shareholders, as adjusted, would have been $357,000 or $.09 per share for fiscal 1996. The impact on fiscal 1995 net income would not have been material. The Company arrived at the fair value


                                   - F-11 -
      of each stock grant at the date of grant by using the Black Scholes pricing option model with the following weighted average assumptions used for grants: risk-free interest rate of 6.1%; expected dividend yield of 0%; expected life of 5 years; and expected volatility of 35%.

      WARRANTS - Each Warrant is exercisable at a price of $5.00 per share after April 8, 1997 and is redeemable thereafter at a price of $.01 per Warrant upon not less than 30 days' prior written notice if the last sale price of the Common Stock has been at least $7.50 per share on the 20 consecutive trading days ending on the third day prior to the date on which the notice of redemption is given.

8.    LEASE COMMITMENTS

      The Company leases various types of warehouse and other space and equipment, furniture and fixtures under capital and noncancelable operating lease agreements which expire at various dates. Future minimum lease payments under noncancelable operating and capital leases are as follows:

      OPERATING LEASES -

      FISCAL YEAR ENDING
      DECEMBER 31,                                        AMOUNT
          1997                                       $     429,886
          1998                                             385,907
          1999                                             323,350
          2000                                             160,047
          2001                                              90,599
          Thereafter                                            -
                                                     -------------
          Total                                      $   1,389,789
                                                     =============


      CAPITAL LEASES -

       FISCAL YEAR ENDING
       DECEMBER 31,                                     AMOUNT
          1997                                       $      40,443
          1998                                               9,820
                                                     -------------
          Total minimum lease payments                      50,263
          Less amount representing interest                  2,719
                                                     -------------
          Present value of net
               minimum lease payments                $      47,544
                                                     =============

      Rent expense for all operating leases for the fiscal years ended December 31, 1996, 1995 and 1994 was $245,455, $291,331 and $151,853,
      respectively.

9.    PROFIT SHARING PLAN

      Tauber has a profit share plan covering substantially all of its employees. Tauber makes contributions to the plan at its discretion. The plan allows participating employees to make voluntary deposits into the plan, subject to annual limits. Contributions to the plan were $41,364, $79,653 and $84,751 for the years ended December 31, 1996, 1995, and 1994, respectively.



                                   - F-12 -

10. INCOME TAXES

      The Company will file a consolidated Federal income tax return for periods subsequent to the Mergers described in Note 1. Each of the Merger Companies will file a "short period" Federal tax return through the date of the Mergers.

      The provision (benefit) for income taxes consists of:


                                                                            Fiscal
                                                   -----------------------------------------------------------
                                                     1996                  1995                  1994
Current:
  Federal                                         $  132,561             $       -            $       -
  State                                              120,659                 2,217                    -
                                                  ----------             --------             ---------
                                                     253,220                 2,217                    -
                                                  ----------             --------             ---------
Deferred:
  Federal                                             66,170               (83,644)              (5,064)
  State                                               17,530               (16,853)              (2,811)
                                                  ----------             ---------            ---------
                                                      83,700              (100,497)              (7,875)
                                                  ----------             ---------            ---------
Total provision (benefit) for income taxes        $  336,920            $  (98,280)         $    (7,875)
                                                  ==========             =========            =========


      The approximate tax effects of temporary differences that gave rise to deferred tax assets (liabilities) were as follows:

                                                            December 31,      December 31,
                                                               1996               1995
                                                         ----------------    ------------
Deferred income tax assets:
  Net operating loss carryforwards - current             $         -          $    58,451
  Reserves not currently deductible - current                 27,932               44,907
                                                         -----------          -----------
Total deferred income tax assets                         $    27,932          $   103,358
                                                         ===========          ===========
Deferred income tax liabilities:
  Excess of tax depreciation over book - noncurrent      $   (17,274)         $    (9,000)
                                                         ===========          ===========

      The effective income tax rate varied from the U.S. Federal statutory tax rate as follows:


                                                                     Fiscal
                                                      -----------------------------------
                                                       1996          1995          1994
                                                       ----          ----          ----
Statutory income tax rate                             34.0 %        34.0 %        34.0 %
State income taxes,  net of Federal tax benefit        9.9           -             0.2
Subchapter S corporation income not subject to
  corporate level taxation                            (6.9)        (34.0)        (34.0)
Effect of converting status of corporations                         (8.3)         (0.5)
Other                                                  2.5            -           (0.2)
                                                       ---          ----          ----

Effective tax rate                                    39.5 %        (8.3)%        (0.5)%
                                                      ====          ====          ====

      Tauber was organized as a Subchapter S corporation for the fiscal year ended December 31, 1994, and converted to a C corporation as of January 1, 1995. Advanced Fox was organized as a Subchapter S corporation for the ten months ended December 31, 1994 and the year ended
      December 31, 1995. Prior to March 1, 1994, Advanced Fox was organized as a C corporation. As discussed in Note 1, the historical consolidated financial statements do not include adjustments to income taxes necessary for combining the operating results of closely held
      Subchapter S and C corporations. See unaudited pro forma information presented on the face of the consolidated statements of income.

11.   COMMITMENTS AND CONTINGENCIES

      LITIGATION - The Company is, from time to time, party to litigation arising in the normal course of its business. Management believes that none of this litigation will have a material adverse effect on the financial position or results of operations of the Company.

12.   RELATED PARTY TRANSACTIONS

      MANAGEMENT AGREEMENT - Messrs. Warren H. Haber, Chairman of the Board and acting Chief Executive Officer and John L. Teeger, Vice President, Secretary and Director of the Company are the sole stockholders, officers and directors of Founders Management Services, Inc. ("Founders"). Founders has agreed, pursuant to an agreement (the "Management Agreement") dated as of June 6, 1995, as subsequently amended, to provide advice and consultative services regarding management, overall strategic planning, acquisition policy, relations with commercial and investment banking institutions, and stockholder matters to or on behalf of the Company. The agreement, which is for a term expiring on a date three years from the closing of the Offering, subject to five one-year renewal options, provides for Founders to receive a base fee of $120,000 per annum upon closing of the Mergers, with a further increase to $150,000 per annum upon consummation of the Company's first acquisition after the Mergers. Founders is also to receive an additional fee of 5% of the Company's annual pre-tax income in excess of $750,000. Under the agreement, Founders will also be entitled to originating fees with respect to acquisitions or financings for which it performed originating services-the fee to be that customarily charged by nonaffiliated investment bankers or professional originators for transactions of similar size and nature. Founders received a fee of $150,000 for its origination and consulting services in connection with the Mergers. In connection with the Management Agreement, the Company paid Founders $245,024 during the year ended December 31, 1996, including the origination fee.

      The following is a summary of transactions and balances with the stockholders or affiliated companies of each of the Founding Companies.


                                                                    AS OF OR FOR THE
                                                             RESPECTIVE YEAR ENDED DECEMBER 31,
                                                        -------------------------------------------
                                                          1996            1995              1994
Notes payable to stockholders of Founding Companies     $       -      $  165,498       $  386,117
Due to affiliates                                              -               -          217,141
Salary and bonus paid to stockholders                     539,750         578,500          253,500
Interest expense paid to stockholders and affiliates
  of stockholders                                           8,378          13,453           56,385
Rent expense paid to stockholders                          70,000          55,800           37,500

      13. SUBSEQUENT EVENT

      On January 7, 1997, effective January 1, 1997 the Company acquired the business and related assets of Battery Network, Inc. and affiliated companies ("Battery Network"), an assembler and wholesale distributor of batteries servicing specialty battery customers nationally. Battery Network, which operates principally in California, New Jersey and Illinois, had combined revenues of approximately $23 million for the year ended December 31, 1996.

      The total purchase price of approximately $11.2 million consisted of (i) the payment of approximately $8.3 million in cash, (ii) the issuance of 550,000 shares of common stock at a price of $4.125 per share and five year options to purchase an additional 225,000 shares at an exercise price of $4.50 per share, and (iii) approximately $590,000 in transaction costs. The cash portion of the purchase price is subject to adjustment to the extent that the net worth, as defined, of Battery Network, exceeds or is less than $7.3 million.

      The Battery Network agreement also provides the sellers the contingent right to receive additional consideration of up to $1 million in cash, 350,000 shares of Common Stock and five year options to acquire 250,000 shares of Common Stock, of which half are exercisable at $4.50 per share and half are exercisable at $6.00 per share. Payment of the additional consideration is to be based on the excess amount by which the combined "pre-tax income" as defined of the acquired company and Tauber, exceeds
      (i) $2,100,000 for the year ending December 31, 1997 (the "One-Year Period"), (ii) $4,200,000 for the two years ending December 31, 1998 (the "Two-Year Period") or (iii) $6,300,000 for the three years ending December 31, 1999 (the "Three Year Period"), with the maximum amount of additional consideration to be paid if the excess is $400,000 for the One-Year Period, $800,000 for the Two-Year Period or $1,200,000 for the Three-Year period.

      The cash portion of the purchase price was funded with a portion of the proceeds of a borrowing pursuant to a Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997 (the "Loan Facility"), between IBJ Schroder Bank & Trust Company, as Agent ("IBJ") and the Company and all its subsidiaries. The Loan Facility consists of a $3,000,000 Term Loan payable in 35 monthly installments of $50,000 each with the balance to be paid at maturity and a revolving credit of up to $10,000,000 to be advanced at the rate of 80% of eligible accounts receivable and 50% of inventories. The revolving credit loans bear interest at the rate of 1/4 of 1% plus the higher of (i) the base commercial lending rate of IBJ or
      (ii) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 1/4 of 1%, or, at the option of the Company at the Eurodollar rate plus 2%. The Eurodollar rate is defined as Libor for a designated period divided by one less the aggregate reserve requirements. The interest on the Term Loan is 1/2% higher than the revolving credit loan interest rate. The loans are secured by a pledge of the assets of the borrowers and a pledge of the outstanding capital stock of the subsidiaries of the Company.

      Pursuant to the Management Agreement with Founders, the Company is to pay Founders, for its origination and negotiating services in connection with the acquisition and loan, $240,000 and is to issue to the designees of Founders five year warrants to purchase 100,000 shares of Common Stock at a price of $4.125 per share.

      The acquisition will be accounted for as a purchase in 1997. The purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the net assets acquired is estimated to be approximately $4.2 million, and will be amortized over a period of 25 years. Results of operations for Battery Network will be included with those of the Company for periods subsequent to the date of acquisition.

      The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had been completed at the beginning of 1996 and does not purport to be indicative of what would have occurred had the acquisition actually been made as of such date or of results which may occur in the future.

                                                        YEAR ENDED
                                                       DECEMBER 31,
                                                           1996

Net sales                                             $ 48,868,000
                                                      ============
Net income attributable to common stockholders        $    644,000
                                                      ============
Income per share attributable to common
    stockholders                                          $0.14
                                                          =====

      Adjustments made in arriving at the pro forma unaudited results of operations include increased interest expense on acquisition debt, amortization of goodwill, adjustments to stockholder compensation, and related tax adjustments.

                                 * * * * * * *

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Batteries Batteries, Inc.
                                     --------------------------------
                                          (Registrant)


                              s/ Ronald E. Badke
                              --------------------------------------------
                              Ronald E. Badke, Chief Operating Officer



Dated: March 31, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Name              Title                                       Date
       ----              -----                                       ----


/s/ Warren H. Haber     Chairman of the Board,
-------------------     acting Chief Executive Officer           March 31, 1997
Warren H. Haber



/s/ John L. Teeger      Vice President, Secretary
-------------------     and Director                             March 31, 1997
John L. Teeger


/s/ Ronald E. Badke     Vice President, Chief Operating
-------------------     Officer and Chief Financial
Ronald E. Badke         Officer                                  March 31, 1997
                        (Principal Financial Officer)


/s/ Stephen Rade        Executive Vice President and
-------------------     Director                                 March 31, 1997
Stephen Rade

/s/ Bruce Barnett               Director
----------------------------                                     March 31, 1997
Bruce Barnett

/s/ John Simon                  Director
----------------------------                                     March 31, 1997
John Simon


/s/ William Schlesinger Sapp    Director
----------------------------                                     March 31, 1997
William Schlesinger Sapp


/s/                             Vice President and
----------------------------    Director                         March__, 1997
Robert W. Tuber


/s/                             Director
----------------------------                                     March __, 1997
Fred Corrdo