Form 10-Q
period 1997-03-31
BATTERIES BATTERIES INC
filed 1997-05-20
CIK 1005504

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q



  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

Commission File Number  0-27994

                           BATTERIES BATTERIES, INC.
             (Exact name of registrant as specified in its charter)

                     Delaware                           13-383-5420
          (State of other jurisdiction               (I.R.S. Employer)
          incorporation or organization)            Identification No.)


                  711 Fifth Avenue
                 New York, New York                        10022
    (Address of principal executive offices)             (Zip Code)

                                 (212) 223-1260
              (Registrant's telephone number, including area code)

                                      N/A
             (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of May 12, 1997, there were 4,550,000 shares of common stock outstanding.

                           BATTERIES BATTERIES, INC.

                 FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 1997

                                     INDEX


                                                                       Page No.
                                                                       --------
PART I - FINANCIAL INFORMATION

              Consolidated Financial Statements

              Consolidated Balance Sheets ...............................  3
              March 31, 1997 (unaudited) and December 31, 1996

              Consolidated Statements of Income..........................  4
               For the three months ended March 31, 1997 and 1996 (unaudited)

              Consolidated Statements of Cash Flows......................  5
               For the three months ended March 31, 1997 and 1996 (unaudited)

              Notes to the Consolidated Financial Statements ............  6

              Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................ 10


PART II - OTHER INFORMATION ............................................. 12

                           BATTERIES BATTERIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                December 31,    March 31,
                                                                   1996           1997
                                                                   ----           ----
                                                                               (unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                    $    2,609     $      863
   Accounts receivable                                               2,730          6,343
   Inventories                                                       4,445          9,620
   Prepaid expenses and other current assets                           219            463
   Current deferred income taxes                                        28              4
                                                                ----------     ----------
     Total current assets                                           10,031         17,293
                                                                ----------     ----------

PROPERTY AND EQUIPMENT - Net                                           751            943
EXCESS OF COST OVER NET ASSETS ACQUIRED                                615          4,973
OTHER ASSETS                                                           337            364
                                                                ----------     ----------
TOTAL                                                           $   11,734     $   23,573
                                                                ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term debt                                              $      590     $        0
   Accounts payable                                                  1,336          2,778
   Accrued expenses                                                    499          1,268
   Redeemable Preferred Stock                                          750            750
   Preferred dividends payable                                          35             50
   Current portion of long-term bank debt                                0            600
   Current portion of obligations under capital leases                  40              8
                                                                ----------     ----------
     Total current liabilities                                       3,250          5,454
                                                                ----------     ----------
REVOLVING BANK CREDIT FACILITY                                           0          4,805
LONG-TERM BANK DEBT                                                      0          2,300
OBLIGATIONS UNDER CAPITAL LEASES                                         7             26
DEFERRED  INCOME TAXES AND OTHER DEFERRED CREDITS                       17              9

STOCKHOLDERS' EQUITY
   Common Stock, par value $.001, 10,000,000 shares
     authorized, 4,000,000 shares and 4,550,000 shares,
     respectively, issued and outstanding                                4              5
   Additional paid-in capital                                        8,000         10,264
   Retained earnings                                                   456            710
                                                                ----------     ----------
     Total stockholders' equity                                      8,460         10,979
                                                                ----------     ----------
TOTAL                                                           $   11,734     $   23,573
                                                                ==========     ==========

                See notes to consolidated financial statements.

                           BATTERIES BATTERIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                (in thousands, except share and per share data)

                                          Three Months      Three Months
                                              Ended             Ended
                                         March 31, 1996    March 31, 1997
                                         --------------    --------------
NET SALES                                  $    6,179         $   12,778

COST OF SALES                                   4,388              9,115
                                           ----------         ----------
          Gross profit                          1,791              3,663

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                       1,510              3,052
                                           ----------         ----------
INCOME FROM OPERATIONS                            281                611

INTEREST EXPENSE, NET                              18                140
                                           ----------         ----------
INCOME BEFORE PROVISION FOR INCOME TAXES          263                471

PROVISION FOR INCOME TAXES                         82                202
                                           ----------         ----------
NET INCOME                                        181                269

PREFERRED STOCK DIVIDEND
    REQUIREMENTS                                   20                 15
                                           ----------         ----------
NET INCOME ATTRIBUTABLE TO
      COMMON STOCKHOLDERS                  $      161         $      254
                                           ==========         ==========

NET INCOME PER SHARE                       $      .04                .06
                                           ==========         ==========
WEIGHTED AVERAGE NUMBER OF COMMON &
   COMMON EQUIVALENT SHARES OUTSTANDING     4,151,573          4,550,000
                                           ==========         ==========

                See notes to consolidated financial statements.

                           BATTERIES BATTERIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                   (In 000's)

                                                                      THREE MONTHS     THREE MONTHS
                                                                         ENDED            ENDED
                                                                     March 31, 1996   March 31, 1997
                                                                     --------------   --------------
OPERATING ACTIVITIES:
Net income                                                             $      181       $      269
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation & Amortization expense                                        36              131
    Deferred income tax                                                         0               16
Changes in assets and liabilities:
    Accounts receivable                                                      (394)          (1,090)
    Inventories                                                              (105)            (496)
    Prepaid expenses and other assets                                        (140)              37
    Accounts payable and accrued expenses                                     809              698
                                                                       ----------       ----------
       Net cash provided (used) by operating activities                       387             (435)
                                                                       ----------       ----------
INVESTING ACTIVITIES:
Purchase of property and equipment, net                                       (65)             (72)
Acquisition of Battery Network, net of cash acquired                            0          (10,462)
                                                                       ----------       ----------
        Net cash used in investing activities                                 (65)         (10,534)
                                                                       ----------       ----------
FINANCING ACTIVITIES:
Borrowings under Term  Loan Facility                                            0            3,000
Net borrowings under Revolving Credit Facility                                  0            4,805
Issuance of Common Stock to Stockholders of Battery Network                     0            2,269
Proceeds from initial public offering, net of expenses                      9,134                0
Payments to stockholders of Merger
   Companies in connection with mergers                                    (5,916)               0
Financing costs relating to the Battery Network aquisition                      0             (148)
Payments under Term Loan Facility                                               0             (100)
Payments on other debt and capital lease obligations                          (24)            (603)
                                                                       ----------       ----------
  Net cash provided by financing activities                                 3,194            9,223
                                                                       ----------       ----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                         3,516           (1,746)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                                       946            2,609
                                                                       ----------       ----------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                                           4,462              863
                                                                       ==========       ==========
SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
    Cash paid during period for:
         Interest                                                              30               67
                                                                       ==========       ==========
         Income taxes                                                          39              110
                                                                       ==========       ==========

                See notes to consolidated financial statements.

                           BATTERIES BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                                  (Unaudited)


1.  ORGANIZATION BASIS OF PRESENTATION

In April 1996, effective March 31, 1996, Batteries Batteries, Inc. (the "Company") acquired, by merger or stock acquisition (the "Mergers"), simultaneously with the closing of its initial public offering of common stock and redeemable warrants (the "Offering"), Advanced Fox Antenna, Inc. ("Advanced Fox") and Tauber Electronics, Inc. ("Tauber"), (collectively, the "Merger Companies") for common stock and cash. These three companies are referred to herein as the "Combined Companies." As a result of the substantial continuing interests in the Company of the former stockholders of the Combined Companies, the historical financial information of each of the Combined Companies has been combined on a historical cost basis in accordance with generally accepted accounting principles as if the Combined Companies had always been members of the same operating group. In June 1995, the Company acquired 95% of the outstanding common stock of Specific Energy Corporation ("Specific Energy") in a business combination accounted for as a purchase. (In June 1996, the Company acquired the remaining minority 5% interest in cash).

On January 7, 1997, effective January 1, 1997, the Company acquired the business and related assets of Battery Network, Inc. and affiliated companies (see Note 2), an assembler and wholesale distributor of batteries servicing specialty batteries customers nationally, in a business combination accounted as a purchase. The results of operations of Battery Network are included in the consolidated results of the Company from January 1, 1997, the effective date of its acquisition.

The accompanying consolidated financial statements and related notes to the consolidated financial statements are representative of what the financial position, results of operations and cash flows would have been if the Combined Companies, except for Battery Network, which is included from January 1, 1997, the effective date of its acquisition, had been combined at the beginning of fiscal 1996. The assets and liabilities of the Combined Companies are reflected at their historical amounts. As of the date of the Mergers, the capital stock of Batteries Batteries, Inc. was treated as capital stock of the Company and the capital stock of Advanced Fox and Tauber was included in additional paid-in capital and their retained earnings have been reclassified to additional paid-in capital.

The results of operations of the Combined Companies for the three months ended March 31, 1996 reflect the combined historical operating results of closely held Subchapter S and C corporations through the effective date of the mergers, and do not include pro forma adjustments for income taxes, officers' salaries or other items necessary for combining Subchapter S and C corporations through such date. However, net income and net income per share amounts would not have been materially different from the reported historical amounts if such adjustments were included.

The accompanying consolidated financial statements as of March 31, 1997 and the three months ended March 31, 1997 and March 31, 1996 are unaudited; but in the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results which may be expected for the year as a whole. These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


2.  ACQUISITION AND LOAN FACILITY

On January 7, 1997, effective January 1, 1997 the Company acquired (the "Acquisition") the business and related assets of Battery Network, Inc. and affiliated companies ("Battery Network"), an assembler and wholesale distributor of batteries servicing specialty battery customers nationally. Battery Network, which operates principally in California, New Jersey and Illinois, had combined revenues of approximately $23 million for the year ended December 31, 1996.

The purchase price of approximately $11.2 million consisted of (i) approximately $8.3 million in cash, subject to adjustment to the extent that the net worth as defined, of Battery Network, exceeds or is less than $7.3 million; (ii) 550,000 shares of common stock at a price of $4.125 per share and five year options to purchase an additional 225,000 shares at an exercise price of $4.50 per share, and (iii) approximately $590,000 in transaction costs.

The Battery Network agreement also provides the sellers the contingent right to receive additional consideration of up to $1 million in cash, 350,000 shares of Common Stock and five year options to acquire 250,000 shares of Common Stock, of which half are exercisable at $4.50 per share and half are exercisable at $6.00 per share. Payment of the additional consideration is to be based on the excess amount by which the combined "pre-tax income" as defined of Battery Network and Tauber, exceeds (i) $2,100,000 for the year ending December 31, 1997 (the "One-Year Period"), (ii) $4,200,000 for the two years ending December 31, 1998 (the "Two-Year Period") or (iii) $6,300,000 for the three years ending December 31, 1999 (the "Three Year Period"), with the maximum amount of additional consideration to be paid if the excess is $400,000 for the One-Year Period, $800,000 for the Two-Year Period or $1,200,000 for the Three-Year period. The sellers also entered into employment agreements and were granted options under the Company's Stock Option Plan to purchase an aggregate of 75,000 shares of Common Stock.

The cash portion of the purchase price was funded with a portion of the proceeds of a borrowing pursuant to a Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997 (the "Loan Facility"), between IBJ Schroder Bank & Trust Company, as Agent ("IBJ") and the Company and all its subsidiaries. The Loan Facility consists of a $3,000,000 Term Loan (the "Term Loan") payable in 35 monthly installments of $50,000 each with the balance to be paid at maturity and a Revolving Credit Facility (the "Revolver Loan") of up to $10,000,000 to be advanced at the rate of 80% of eligible accounts receivable and 50% of inventories. The Revolver Loans bears interest at the rate of 1/4 of 1% plus the higher of (i) the base commercial lending rate of IBJ or (ii) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 1/4 of 1%, or, at the option of the Company at the Eurodollar rate plus 2%. The Eurodollar rate is defined as Libor for a designated period divided by one less the aggregate reserve requirements. The interest on the Term Loan is 1/2% higher than the interest rate on the Revolver Loans. The Loan Facility is secured by a pledge of the assets of the borrowers and a pledge of the outstanding capital stock of the subsidiaries of the Company. As of March 31, 1997, the amount of Term Loans outstanding was $2,900,000 and the amount of Revolver Loans outstanding was $4,805,254.

Pursuant to the Management Agreement with Founders Management Services, Inc. ("Founders") , the Company paid Founders, for its origination and negotiating services in connection with the acquisition and loan facility, $240,000 and issued to the designees of Founders five year warrants to purchase 100,000 shares of Common Stock at a price of $4.125 per share.

The Acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. The total purchase price net of cash acquired was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

                                            (In Thousands)

Accounts receivable                             $ 2,522
                                                -------
Inventories                                     $ 4,679
                                                -------
Property and equipment                          $   185
                                                -------
Other assets                                    $   177
                                                -------
Accounts payable and Accrued expenses           $(1,507)
                                                -------
Excess of Cost Over Net Assets Acquired         $ 4,406
                                                -------
  Total                                         $10,462
                                                =======
The excess of the purchase price over the net assets acquired will be amortized over a period of 25 years. The results of operations of Battery Network are included with those of the Company for the periods subsequent of the date of Acquisition.

The following unaudited pro forma summary data presents the consolidated results of operations of the Company for the three months ended March 31, 1996 as if the acquisition had been completed at the beginning of 1996 and does not purport to be indicative of what would have occurred had the acquisition actually been made as of such date or of results which may occur in the future.

                                             THREE MONTHS
                                                ENDED
                                            MARCH 31, 1996
                                            --------------
Net sales                                      $ 11,903
                                               ========
Net income attributable to common
    stockholders*                              $    229
                                               ========
Net income per share attributable to
    common stockholders*                       $    .05
                                               ========

*Reflects adjustments for increased interest expense arising from acquisition debt, amortization of goodwill, changes in compensation to stockholder officers, and related tax adjustments.


3.  INITIAL PUBLIC OFFERING

On April 8, 1996, effective March 31, 1996, the Company completed its initial public offering (the "Offering") of 2,300,000 shares of Common Stock at an initial public offering price of $5.00 per share and 2,300,000 redeemable common stock purchase warrants (the "Warrants") at $.10 per Warrant. The net proceeds to the Company net of underwriting discounts and Offering costs, were approximately $9.1 million. Simultaneously with the closing of the Offering, the Company issued 960,000 shares of Common Stock and options to purchase 50,000 shares of Common Stock and paid approximately $5.9 million in cash to the former stockholders of the Merger Companies. In addition, the Company subsequently paid an additional $.8 million in cash to the former stockholders of the Merger Companies in connection with price adjustments stipulated in the respective merger agreements. The cash consideration paid to the former stockholders of the Merger Companies has been reflected as a reduction of stockholders' equity in the consolidated financial statements. The remaining cash proceeds from the Offering were used for general corporate purposes.


4.  STOCKHOLDERS EQUITY

See Note 1 for information as to the issuance in January, 1997 in connection with the acquisition of Battery Network, of 550,000 shares of Common Stock valued at $4.125 per share and five year options to purchase 225,000 shares of Common Stock at an exercise price of $4.50 per share. The Company also issued in connection with the acquisition to designees of Founders Management Services Inc., warrants to purchase 100,000 shares of Common Stock at a price of $4.125 per share.


5.  SUBSEQUENT EVENTS

During April 1997, the Company redeemed its outstanding 750,000 shares of Redeemable Preferred Stock at the redemption price of $1.00 per share plus accrued dividends of $50,000.

During May 1997, the Company acquired the business and related assets of Cliffco of Tampa Bay, Inc. ("CTB"), a distributor of cellular products operating out of Tampa, Florida. The total purchase price was $521,985 consisting of cash of approximately $75,000 and 193,500 shares of common stock valued at $2.31 per share or $446,985 in the aggregate. In addition, the Company repaid Cliffco's debt in the amount of approximately $560,000 to its collateralized lender, with borrowings under the Revolver Loans.

Item 2. MANAGEMENTS DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table represents the Company's statement of operations data expressed as a percentage of net sales for the respective periods:

                           Three Months Ended March 31,
                           ----------------------------
                              1996             1997
                              ----             ----

Net                           100.0%           100.0%
Sales

Cost of Sale                   71.1             71.3
                               ----             ----

   Gross Margin                28.9             28.7

Selling Gen. & Admin.
Expenses                       24.4             23.9
                               ----             ----

   Operating Income             4.5              4.8

Interest expense, net            .3              1.1
                                 --              ---

Income before provision for
   Income Taxes                 4.2              3.7

Income Taxes                    1.3              1.6
                                ---              ---

Net Income                      2.9%             2.1%
                                ===              ===

Three Months ended March 31, 1997 ("1997") Compared to Three Months Ended March 31, 1996 ("1996")

Net sales increased 107% from $6.2 million in 1996 to $12.8 million in 1997. The increase was primarily due to the acquisition of Battery Network, effective January 1, 1997, which had $6.3 million of sales for the quarter, and the continued growth of Advanced Fox's cellular accessory business (up 14.5% as compared to 1996), partially offset by a decline in Specific Energy's sales of
16.5 %.

Gross profit increased by $1.9 million from $1.8 million in 1996 to $3.7 million in 1997 but as a percentage of sales decreased from 28.9% in 1996 to 28.7% in 1997. The bulk of the increase in dollars is attributable to the acquisition of Battery Network ($1.7 million) and to increases in Advanced Fox of $.2 million.

Selling, general and administrative ("SG&A") expenses increased from $1.5 million in 1996 to $3.1 million in 1997 or a total net increase of $1.6 million and as a percentage of sales decreased from

24.4% to 23.9%. The bulk of the increase in dollars is attributable to (i) the acquisition of Battery Network ($1.3 million), to (ii) general and administration costs associated with being a publicly held company and (iii) an increase in marketing, selling and distribution costs incurred by and to Advanced Fox, and Specific Energy, offset in part by cost reductions in the Tauber division, and (iv) amortization of Goodwill related to the Battery Network acquisition. The reduction as a percentage of sales is mainly attributable to Battery Network's significantly lower rate of selling and administrative costs than the other operations of the Company taken as a whole.

Interest expense, net increased from $18,000 in 1996 to $140,000 in 1997, primarily due to interest on borrowings incurred in connection with the acquisition of Battery Network.

The Company's effective income tax rate increased from 31.2% in 1996 to 43.0% in 1997. Prior to the Mergers, certain of the Founding Companies had operated as Subchapter S Corporations under the Internal Revenue Code of 1986, as amended. Upon consummation of the Mergers, effective March 31, 1996 the Company files as a consolidated group for Federal income tax purposes. The income tax provision for the three months ended March 31, 1997 reflects income taxes at an estimated annual rate.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital needs have been to fund (i) the working capital requirements necessitated by its sales growth, (ii) acquisitions and (iii) prior to the initial public offering, distributions to its existing stockholders primarily to satisfy their tax liabilities resulting from the S Corporation status of certain of the Predecessor Companies. The Company's primary sources of financing have been cash from operations, the initial public offering and bank borrowings under the Loan Facility.

The Company's working capital as of March 31, 1997 was $11.8 million. For the three months ended March 31, 1996, net cash provided by operating activities was $.4 million and for the same period in 1997, cash used in operating activities was $.4 million. The difference results from several factors including the increase in net income, changes in inventory, accounts receivable, accounts payable and accrued expenses, prepaid expenses and other assets. Cash used for additions to property and equipment were $65,000 and $72,000 for 1996 and 1997 periods, respectively. Investing activities in 1997, included the purchase price and related expenses net of cash acquired of $10,462,000 relating to the acquisition of Battery Network. The cash provided by financing activities was $3.2 million in 1996, primarily due to the net proceeds from the Offering. Of the $9.1 million net proceeds from the Offering, $6.7 million was paid to the former stockholders of the Merger Companies. In 1996, cash provided by financing activities was $6.2 million consisting of net borrowings of $7.1 million offset by financing and acquisition costs relating to the Battery Network acquisition. Financing activities in 1997, included the issuance of 550,000 shares of common stock at $4.125 per share, totalling $2,269,000 as part of the purchase price of Battery Network and the finance costs of $148,000 expended in 1997 related to Revolving Credit, Term Loan and Security Agreement with IBJ Schroder Bank & Trust Company of $148,000 and net borrowings under this facility, partially offset by a payment of Long-Term
Debt of $590,000 and capital lease obligations of $13,000. The Company had at March 31,1997 cash and cash equivalents of approximately $.9 million.

On January 7, 1997, effective January 1, 1997 the Company acquired the business and related assets of Battery Network, Inc. ("Battery Network") and affiliated companies, as discussed in (Note 2)

"Acquisition and Loan Facility" to the Consolidated Financial Statements.

The Company redeemed in April 1997 the outstanding 750,000 shares of Series A Preferred Stock at the redemption price of $1.00 per share plus accrued dividends at 8% per annum, for a total of $800,000.

On May 12, 1997 the Company acquired the business and related assets of Cliffco of Tampa Bay, Inc. ("CTB") a distributor of cellular products operating out of Tampa, Florida as discussed in (Note 5) "Subsequent Events" to the Consolidated Financial Statement.

The Preferred Stock redemption and the cash payments made in connection with the CTB acquisition were funded under the Company's Revolving Credit, Term Loan and Security Agreement, as amended on May 13, 1997.

The Company estimates that it will incur additional capital expenditures of approximately $1,000,000 during the next twelve months in connection with the expansion and relocation of office and warehouse facilities, acquisition of machinery and equipment used in the assembly of battery packs and procurement of computer systems.

Based upon its present plans, management believes that operating cash flow, available cash and available credit resources, will be adequate to make the repayments of indebtedness described herein, to meet the working capital cash needs of the Company and to meet anticipated capital expenditures needs during the next twelve months. Although the Company intends to issue shares of Common Stock as its primary method of financing acquisitions, it anticipates that additional funds will be required to implement successfully its acquisition program, and it will use various methods to finance acquisitions, including the payment of cash, for this purpose.


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


PART II - OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K

a) Exhibits

         (1) Copy of Amendment No. 1 and Joinder Agreement dated May 13, 1997 to Revolving Credit, Term Loan and Security Agreement among IBJ Schroder Bank and Trust Company, as Agent, the Company and its subsidiaries, including Cliffco of Tampa Bay Inc. (the "Loan Agreement")

         (2) Copy of Amended and Restated Term Note issued pursuant to Amendment No. 1 to the Loan Agreement.

         (3) Copy of Amended and Restated Revolving Credit Note issued pursuant to Amendment No. 1 to the Loan Agreement.

         27. Financial Data Schedule.

b) Reports on Form 8-K

         No Report on Form 8-K was filed during the three months ended March 31, 1997, except a Report on Form 8-K for January 7, 1997 providing information with respect to the acquisition of Battery Network Inc, and affiliated companies and the related bank term loan and revolving credit facility financing.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    5/20/97                         By: Ronald E. Badke /s/
  -----------                          ---------------------------------------
     Date                           Ronald E. Badke
                                    Vice President and Chief Financial Officer


    5/20/97                         By: John L. Teeger /s/
  -----------                          ---------------------------------------
     Date                           John L. Teeger
                                    Vice President, Secretary and Director