Form 10-Q
period 1997-06-30
BATTERIES BATTERIES INC
filed 1997-08-19
CIK 1005504

DRAFT                                                       15 AUGUST, 1997
                                                            6:25 PM
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

Commission File Number 0-27994

                           BATTERIES BATTERIES, INC.
            (Exact name of registrant as specified in its charter)

                  Delaware                          13-383-5420
        (State of other jurisdiction               (IRS Employer
        incorporation or organization)           Identification No.)




                 711 Fifth Avenue
                New York, New York                        10022
     (Address of principal executive offices)          (Zip Code)

                                (212) 223-1260
             (Registrant's telephone number, including area code)

                                      N/A
             (Former name, former address and former fiscal year,
                        if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      As of August 14, 1997, there were 4,743,500 shares of common stock outstanding.

                           BATTERIES BATTERIES, INC.

                 FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 1997

                                     INDEX


                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

Consolidated Financial Statements

         Consolidated Balance Sheets ..................................    3
         June 30, 1997 (unaudited) and December 31, 1996

         Consolidated Statements of Income.............................    4
         For the three and six months ended June 30, 1996
         (unaudited) and 1997 (unaudited)

         Consolidated Statements of Cash Flows.........................    5
         For the six months ended June 30, 1996
         (unaudited) and 1997 (unaudited)

         Notes to the Consolidated Financial Statements ...............    6

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..........................   11


PART II - OTHER INFORMATION............................................   15

                          BATTERIES BATTERIES, INC.
                         CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share data)

                                                             December 31        June 30,
                                                                1996             1997
                                                                ----             ----
                                                                              (unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                 $ 2,609         $   772
    Accounts receivable                                        2,730           6,719
    Inventories                                                4,445          10,021
    Prepaid expenses and other current assets                    219             487
    Current deferred income taxes                                 28              28
                                                            --------        --------
                Total current assets                          10,031          18,027
                                                            --------        --------

PROPERTY AND EQUIPMENT - Net                                     751           1,068
EXCESS OF COST OVER NET ASSETS ACQUIRED                          615           5,611
OTHER ASSETS                                                     337             380
                                                            --------        --------
TOTAL                                                        $11,734         $25,086
                                                            ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt                                            $   590         $    63
  Accounts payable                                             1,336           2,682
  Accrued expenses                                               499           1,153
  Redeemable Preferred Stock                                     750               0
  Preferred dividends payable                                     35               0
  Current portion of long-term bank debt                           0             600
  Current portion of obligations under capital leases             40               5
                                                            --------        --------
          Total current liabilities                            3,250           4,503
                                                            --------        --------
REVOLVING BANK CREDIT FACILITY                                     0           6,820
LONG-TERM BANK DEBT                                                0           2,150
OBLIGATIONS UNDER CAPITAL LEASES                                   7               9
DEFERRED  INCOME TAXES AND OTHER DEFERRED CREDITS                 17               9

STOCKHOLDERS' EQUITY
  Common Stock, par value $.001, 10,000,000 shares
    authorized, 4,000,000 shares and 4,743,500 shares,
    respectively, issued and outstanding                           4               5
  Additional paid-in capital                                   8,000          10,716
  Retained earnings                                              456             874
                                                            --------        --------
        Total stockholders' equity                             8,460          11,595
                                                            --------        --------
TOTAL                                                        $11,734         $25,086
                                                            ========        ========


                See notes to consolidated inancial statements.

                          BATTERIES BATTERIES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                (in thousands, except share and per share data)


                                                               Three Months Ended                      Six Months Ended
                                                     -----------------------------------        -----------------------------------
                                                      June 30,                June 30,            June 30,               June 30,
                                                        1996                    1997                1996                   1997
                                                     ------------            -----------        ------------            -----------
NET SALES                                                 $6,197                 $12,795             $12,376               $25,573

COST OF SALES                                              4,536                   8,932               8,907                18,047
                                                     ------------            ------------       -------------           -----------
    Gross profit                                           1,661                   3,863               3,469                 7,526
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                  1,474                   3,383               3,001                 6,435
                                                     ------------            ------------       ------------            -----------

INCOME FROM OPERATIONS                                       187                     480                 468                 1,091

INTEREST EXPENSE, NET                                         -5                     173                  13                   313
                                                     ------------            ------------       -------------           -----------
INCOME BEFORE PROVISION FOR INCOME TAXES                     192                     307                 455                   778

PROVISION FOR INCOME TAXES                                    74                     143                 156                   345
                                                     ------------            ------------       -------------           -----------

NET INCOME                                                   118                     164                 299                   433

PREFERRED STOCK DIVIDEND
    REQUIREMENTS                                              10                       0                  30                    15
                                                     ------------            ------------       -------------           -----------

NET INCOME ATTRIBUTABLE TO
      COMMON STOCKHOLDERS                                   $108                    $164                $269                  $418
                                                     ============            ============       =============           ===========



NET INCOME PER SHARE                                        $0.03                   $0.04               $0.06                 $0.09

                                                     ============            ============       =============           ===========

WEIGHTED AVERAGE NUMBER OF COMMON &
   COMMON EQUIVALENT SHARES OUTSTANDING                4,300,000               4,656,049           4,300,000             4,603,314
                                                     ============            ============       =============           ===========


                See notes to consolidated financial statements.

                          BATTERIES BATTERIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                  (In 000's)

                                                             SIX MONTHS            SIX MONTHS
                                                                ENDED                ENDED
                                                            June 30, 1996        June 30, 1997
                                                           ----------------      ---------------
OPERATING ACTIVITIES:
Net income                                                           $299                  $433
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation & amortization expense                                76                   288
    Deferred  income tax                                               70                    (8)
Changes in assets and liabilities:
    Accounts receivable                                              (314)                 (742)
    Inventories                                                      (203)                 (484)
    Prepaid expenses and other assets                                  27                    31
    Accounts payable and accrued expenses                            (224)                  204
                                                           ----------------      ---------------
       Net cash provided (used) by operating activities              (269)                 (278)
                                                           ----------------      ---------------

INVESTING ACTIVITIES:
Purchase of property and equipment, net                              (223)                 (192)
Acquisition of Specific Energy, net of cash
acquired                                                              (55)                    0
Acquisition of Battery Network, net of cash
acquired                                                                0               (10,596)
Acquisition of Cliffco of Tampa Bay, net of cash
acquired                                                                0                  (942)
                                                           ----------------      ---------------
        Net cash used in investing activities                        (278)              (11,730)
                                                           ----------------      ---------------

FINANCING ACTIVITIES:
Borrowings under Term Loan Facility                                     0                 3,000
Net borrowings under Revolving Credit Facility                          0                 6,820
Issuance of Common Stock in Battery Network
   and Cliffco of Tampa Bay acquisitions                                0                 2,716
Proceeds from initial public offering, net of
   expenses                                                         9,134                     0
Redemption of Preferred Stock                                        (250)                 (750)
Payments to stockholders of Merger
   Companies in connection with mergers                            (6,573)                    0
Financing costs relating to the Battery Network
   aquisition and Cliffco of Tampa Bay acquisitions                     0                  (179)
Payments under Term Loan Facility                                       0                  (250)
Payments on debt and capital lease obligations                       (188)               (1,186)
Payment of note payable to minority stockholders                     (180)                    0
                                                           ----------------      ---------------
  Net cash provided by financing activities                         1,943                10,171
                                                           ----------------      ---------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                 1,396                (1,837)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                               946                 2,609
                                                           ----------------      ---------------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                                   2,342           $       772
                                                           ================      ===============

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
    Cash paid during period for:
         Interest                                              $       48           $       271
                                                           ================      ===============
         Income taxes                                          $       80           $       247
                                                           ================      ===============

               See notes to consolidated financial statements.

                          BATTERIES BATTERIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

In April 1996, effective June 30, 1996, Batteries Batteries, Inc. (the "Company") acquired, by merger or stock acquisition (the "Mergers"), simultaneously with the closing of its initial public offering of common stock and redeemable warrants (the "Offering"), Advanced Fox Antenna, Inc. ("Advanced Fox") and Tauber Electronics, Inc. ("Tauber and collectively the Merger Companies") for common stock and cash. These three companies are referred to herein as the "Combined Companies." As a result of the substantial continuing interests in the Company of the former stockholders of the Combined Companies, the historical financial information of each of the Combined Companies has been combined on a historical cost basis in accordance with generally accepted accounting principles as if the Combined Companies had always been members of the same operating group. In June 1995, the Company acquired 95% of the outstanding common stock of Specific Energy Corporation ("Specific Energy") in a business combination accounted for as a purchase. (In June 1996, the Company acquired the remaining minority 5% interest in cash).

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

On May 12, 1997, effective May 9, 1997, the Company acquired the business and related assets of Cliffco of Tampa Bay, Inc. ("CTB") (see Note 2), a distributor of cellular products operating out of Tampa, Florida, in a business combination accounted for as a purchase. The results of operations of CTB are included in the consolidated results of the Company from May 9, 1997, the effective date of its acquisition.

The accompanying consolidated financial statements and related notes to the consolidated financial statements are representative of what the financial position, results of operations and cash flows would have been if the Combined Companies, except for Battery Network and CTB, which are included, respectively, from January 1, 1997, and May 9, 1997, the effective dates of their acquisitions, had been combined at the beginning of fiscal 1996. The assets and liabilities of the Combined Companies are reflected at their historical amounts. As of the date of the Mergers, the capital stock of Batteries Batteries, Inc. was treated as capital stock of the Company and the capital stock of Advanced Fox and Tauber was included in additional paid-in capital and their retained earnings have been reclassified to additional paid-in capital.

Effective during the quarter ending June 30, 1996, Batteries Batteries, Inc. changed its fiscal year end from January 31, 1997 to December 31, 1996 in order to conform with that of Tauber and Advanced Fox. Advanced Fox and Tauber previously reported on a fiscal year ending December 31, 1996. Therefore, the unaudited consolidated statements of income and cash flows presented herein for the three and six months ended June 30, 1996 include the results of Advanced Fox and Tauber for the three and six months ended June 30, 1996 and that of Batteries Batteries, Inc. for the two and five months ended June 30, 1996.

The results of operations of the Combined Companies for the three and six months ended June 30, 1996 reflect the combined historical operating results of closely held Subchapter S and C corporations through the effective date of the mergers, and do not include pro forma adjustments for income taxes, officers' salaries or other items necessary for combining Subchapter S and C corporations through such date. However, net income and net income per share amounts would not have been materially different from the reported historical amounts if such adjustments were included.

The accompanying consolidated financial statements as of June 30, 1997 and the three and six months ended June 30, 1997 and June 30, 1996 are unaudited; but in the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results which may be expected for the year as a whole. These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


2.    ACQUISITIONS AND LOAN FACILITY

On January 7, 1997, effective January 1, 1997 the Company acquired (the " BN Acquisition") the business and related assets of Battery Network, Inc. and affiliated companies ("Battery Network"), which operates principally in California, New Jersey and Illinois and had combined revenues of approximately $23 million for the year ended December 31, 1996.

The purchase price of approximately $11.2 million consisted of (i) approximately $8.3 million in cash, subject to adjustment to the extent that the net worth, as defined, of Battery Network, exceeds or is less than $7.3 million; (ii) 550,000 shares of Common Stock valued at a price of $4.125 per share and five year options to purchase an additional 225,000 shares at an exercise price of $4.50 per share, and (iii) approximately $590,000 in transaction costs.

The Battery Network agreement also provides the sellers the contingent right to receive additional consideration of up to $1 million in cash, 350,000 shares of Common Stock and five year options to acquire 250,000 shares of Common Stock, of which half are exercisable at $4.50 per share and half are exercisable at $6.00 per share. Payment of the additional consideration is to be based on the excess amount by which the combined "per-tax income" as defined of the Battery Network and Tauber, exceeds (i) $2,100,000 for the year ending December 31, 1997 (the "One-Year Period"), (ii) $4,200,000 for the two years ending December 31, 1998 (the "Two-Year Period") or (iii) $6,300,000 for the three years ending December 31, 1999 (the "Three Year Period"), with the maximum amount of additional consideration to be paid if the excess is $400,000 for the One-Year Period, $800,000 for the Two-Year Period or $1,200,000 for the Three-Year period. The sellers also entered into employment agreements and were granted options under the Company's Stock Option Plan purchase an aggregate of 75,000 shares of Common Stock.

On May 12, 1997, the Company acquired the business and related assets of Cliffco of Tampa Bay, Inc. ("CTB"). The purchase price of approximately
$615,000 consisted of (i) cash of approximately $75,000 (ii) 193,000 shares of common stock valued at $2.35 per share, or $446,985 and (iii) approximately $93,000 in transaction costs. In addition, the Company assumed liabilities of $1,162,000. As part of its assumption of liabilities, the Company paid at the closing indebtedness of CTB of approximately $560,000. The CTB agreement provides the president and sole stockholder of the seller with a three-year employment agreement.

The cash portion of the purchase price of each transaction, as well as the repayment of CTB debt of $560,000 to its collateralized lender was funded with a portion of the proceeds of a borrowing pursuant to a Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997, as amended May 13, 1997, (the "Loan Facility"), between IBJ Schroder Bank & Trust Company, as Agent ("IBJ") and the Company and all its subsidiaries. The Loan Facility consists of a $3,000,000 Term Loan (the "Term Loan") payable in 35 monthly installments of $50,000 each with the balance to be paid at maturity and a Revolving Credit Facility (the "Revolver Loan") of up to $10,000,000 to be advanced at the rate of 80% of eligible accounts receivable and 50% of inventories. The Revolver Loans bears interest at the rate of 1/4 of 1% plus the higher of (i) the base commercial lending rate of IBJ or (ii) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 1/4 of 1%, or, at the option of the Company at the Eurodollar rate plus 2%. The Eurodollar rate is defined as Libor for a designated period divided by one less the aggregate reserve requirements. The interest on the Term Loan is 1/2% higher than the interest rate on the Revolver Loans. The Loans Facility is secured by a pledge of the assets of the borrowers and a pledge of the outstanding capital stock of the subsidiaries of the Company. As of June 30, 1997, the principal amounts outstanding of Term Loans was $2,750,000 and of the Revolver Loans was $6,820,000.

Pursuant to the Management Agreement with Founders Management Services, Inc. ("Founders"), the Company paid Founders, for its origination and negotiating services in connection with the acquisition of Battery Network and the loan facility, $240,000 and issued to the designees of Founders five year warrants to purchase 100,000 shares of Common Stock at a price of $4.125 per share and paid Founders in connection with the acquisition of CTB, $40,000.

The BN Acquisition and CTB Acquisition were accounted for as purchases in accordance with Accounting Principles Board Opinion No. 16. The total purchase price, net of cash acquired, was allocated to the assets acquired and liabilities assumed based on their estimated fair values, are as follows:

                                                     (In Thousands)
                                            Battery Network        CTB
                                            ---------------        ---
Accounts receivable                             $ 2,522          $   725
Inventories                                       4,679              412
Property and equipment                              185               79
Other assets                                        177               32
Accounts payable and Accrued expenses and debt   (1,307)          (1,062)
Excess of cost over Net Assets Acquired           4,340              756
                                                -------          -------
           Total                                $10,596          $   942
                                                =======          =======

The excess of the cost over the net assets acquired will be amortized over a period of 25 years. The results of operations of Battery Network and CTB are included with those of the Company for the periods subsequent to the date of acquisition.

The following unaudited pro forma summary data presents the consolidated results of operations of the Company for the three and six months ended June 30, 1996, as if the BN and CTB acquisitions had been completed at the beginning of 1996, and for the three and six months ended June 30, 1997 as if the CTB acquisition had been completed at the beginning of 1997, and does not purport to be indicative of what would have occurred had the acquisitions actually been made as of such date or of results which may occur in the future.
                                      THREE MONTHS ENDED  SIX MONTHS ENDED
                                           JUNE 30,            JUNE 30,
                                        1996       1997    1996       1997
                                      ------------------  ----------------
Net sales                              $13,600   $13,359  $26,400   $27,365
                                       =======   =======  =======   =======
Net income attributable to common
    stockholders*                      $   248   $   129  $   441   $   418
                                       =======   =======  =======   =======
Income per share attributable to
    common stockholders*               $   .05   $   .03  $   .09   $   .09
                                       =======   =======  =======   =======

*Reflect adjustments for increased interest expense arising from acquisition debt, amortization of Goodwill, changes in compensation to stockholder officers, and related tax adjustments.


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


4.  STOCKHOLDERS EQUITY

See Notes 1 and 2 for information as to the issuance in January, 1997 in connection with the acquisition of Battery Network, of 550,000 shares of Common Stock valued at $4.125 per share and five year options to purchase 225,000 shares of Common Stock an exercise price of $4.50 per share and the issuance in May 1997 of 193,500 shares of Common Stock valued at $2.31 per share upon the acquisition of CTB. The Company also issued in connection with the BN Acquisition to designees of Founders Management Services Inc. warrants to purchase 100,000 shares of Common Stock at a price of $4.125 per share.

Item 2.  MANAGEMENTS DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

The following table represents the Company's statement of operations data expressed as a percentage of net sales for the respective periods:

                                   Three Months          Six Months
                                  Ended June 30,        Ended June 30,
                                 ---------------        --------------
                                 1996       1997        1996       1997
                                 ----       ----        ----       ----
Net Sales                        100%       100%        100%       100%

Cost of Sales                    73.2       69.8        72.0       70.6
                                 ----       ----        ----       ----
Gross Profit                     26.8       30.2        28.0       29.4
Selling, General &
   Administrative Expenses       23.8       26.4        24.2       25.2
                                 ----       ----        ----       ----
Operating Income                  3.0        3.8         3.8        4.2
Interest expense, net             (.1)       1.4          .1       (1.2)
                                 ----       ----        ----       ----
Income before provision for
   Income Taxes                   3.1        2.4         3.7        3.0
                                 ----       ----        ----       ----
Income Taxes                      1.2        1.1         1.3        1.3
                                 ----       ----        ----       ----
Net Income                        1.9%       1.3%        2.4%       1.7%
                                 ====       ====        ====       ====

Three Months ended June 30, 1997 ("1997") Compared to Three Months Ended June 30, 1996 ("1996")

Net sales increased 106% from $6.2 million in 1996 to $12.8 million in 1997. The increase was primarily due to the acquisitions of Battery Network, effective January 1, 1997, and CTB, effective May 12, 1997, contributing respectively, $11.5 million and $.6 million of sales for the three months, respectively, and the continued growth of Advanced Fox's cellular accessory business (up 17.6% as compared to 1996).

Gross profit increased by $2.4 million from $1.7 million in 1996 to $3.9 million in 1997, and as a percentage of sales increased from 26.8% in 1996 to 30.2% in 1997. The bulk of the increase in dollars is attributable to the acquisition of Battery Network ($1.7 million) and CTB ($.2 million) and to increases in Advanced Fox of $.2 million. The increase in percentage is attributable to the addition of

Battery Network and CTB which carry higher gross margin percentages then the other operation of the company taken as a whole, and improvement in Advanced Fox overall margin percentage.

Selling, general and administrative ("SG&A") expenses increased by $1.8 million from $1.5 million in 1996 to $3.4 million in 1997 but as a percentage of sales decreased from 23.8% to 26.4%. The bulk of the increase in dollars is attributable to: (i) the acquisition of Battery Network ($1.4 million) and the acquisition of CTB $.2 million. (ii) general and administration costs associated with being a publicly held company. (iii) an increase in marketing, selling and distribution costs incurred by Advanced Fox and Specific Energy, offset in part by costs reductions in the Tauber division, (iv) amortization of Goodwill related to the Battery Network acquisition and (v) inclusion of "SG&A" expenses of Batteries, Batteries for only the two months ended June 30, 1996.

Interest expense, net increased from ($5000) in 1996 to $173,000 in 1997, primarily due to interest on borrowings incurred in connection with the acquisition of Battery Network in January 1997, and CTB in May 1997, and the $750,000 redemption of the outstanding shares of Series A Preferred Stock.

Six Months Ended June 30, 1997 ("1997") Compared to Six Months Ended June 30, 1996 ("1996")

Net sales increased 107% from $12.4 million in 1996 to $25.6 million in 1997. The increase was primarily due to the acquisitions of Battery Network, effective January 1, 1997, and CTB, effective May 12, 1997, contributing respectively, $11.5 million and $.6 million of sales for the six months, and the continued growth of Advanced Fox's cellular accessory business (up approximately 20% as compared to 1996).

Gross profit increased by $4.0 million from $3.5 million in 1996 to $7.5 million in 1997 and as a percentage of sales increased from 28% in 1996 to 29.4% in 1997. The bulk of the increase in dollars is attributable to the acquisition of Battery network ($3.2 million) and CTB ($ .2 million) and to an increase of $.6 million in Advanced Fox's gross profit.

("SG&A") expenses increased by 3.4 million from $3.0 million in 1996 to $6.4 million in 1997, and as a percentage of sales increased from 24.2% to 25.2%. The bulk of the increase in dollars is attributable to; (i) the acquisition of Battery Network ($2.8 million) and the acquisition of CTB $.2 million. (ii) general and administration costs associated with being a publicly held company and (iii) an increase in marketing, selling and distribution costs incurred by Advanced Fox and Specific Energy, offset in part by costs reductions in the Tauber division, (iv) amortization of Goodwill related to the Battery Network acquisition and (v) inclusion of "SG&A" expenses of Batteries, Batteries for only the five months ended June 30, 1996.

Interest expense, net, increased from ($13,000) in 1996 to $313,000 in 1997, primarily due to interest on borrowings incurred in connection with the acquisition of Battery Network in January 1997, and CTB in May 1997, and the $750,000 redemption of the outstanding shares of Series A Preferred Stock.

The Company's effective income tax rate increased from 31.2% in 1996 to 44.0% in 1997. Prior to the Mergers, certain of the Founding Companies had operated as Subchapter S Corporations under the Internal Revenue Code of 1986, as amended. Upon consummation of the Mergers, effective June 30, 1996 the Company files as a consolidated group for Federal income tax purposes. The income tax provision for the six months ended June 30, 1997 reflects income taxes at an estimated annual rate.

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

The Company's working capital as of June 30, 1997 was $13.5 million. For the six months ended June 30, 1996 and 1997, net cash used by operating activities was $.3 million. The difference results from several factors including the increase in net income and changes in inventory, accounts receivable, accounts payable and accrued expenses, prepaid expenses and other assets. Cash used for additions to property and equipment were $223,000 for 1996 and $192,000 for 1997 periods, respectively. Cash used for investing activities of $11.1 million in 1997 included the purchase price and related expenses net of cash acquired relating to the acquisitions of Battery Network and CTB. The cash provided by financing activities was $1.9 million in 1996, primarily due to the net proceeds from the Offering. Of the $9.1 million net proceeds from the Offering, $6.7 million was paid to the former stockholders of the Merger Companies. In 1997, cash provided by financing activities was $10.1 million principally consisting of net borrowings of $9.7 million under the Revolving Credit, Term Loan and Security Agreement. Financing activities in 1997 included: the issuance of 550,000 shares of Common Stock at $4.125 per share, totaling $2,269,000 to the Battery Network Sellers and finance costs of $148,000 related to the Revolving Credit, Term Loan and Security Agreement, and (ii) the issuance of 193,000 shares of Common Stock valued at $2.35 per share, totaling $446,985 to the CTB Sellers, and financing costs of $30,000 expended in 1997 related to the amendment of the Revolving Credit, Term Loan and Security Agreement, partially offset by (iii) payments of indebtedness of CTB of $560,000 and of long-term debt of Advanced Fox of $590,000 and net capital lease obligations of $28,000. The Company had at June 30,1997 cash and cash equivalents of approximately $.8 million.

On January 7, 1997, effective January 1, 1997 the Company acquired the business and related assets of Battery Network, as discussed in (Note 2) "Acquisition and Loan Facility" to the Consolidated Financial Statement.

The Company redeemed in April 1997 the outstanding 750,000 shares of Series A Preferred Stock at the redemption price of $1.00 per share plus accrued dividends at 8% per annum, a total of $800,000.

On May 12, 1997 the Company acquired the business and related assets of ("CTB") as discussed in (Note 2) to the Consolidated Financial Statement.

The Preferred Stock redemption and the cash payments made in connection with the BN Acquisition and CTB Acquisition were funded under the Company's Revolving Credit, Term Loan and Security Agreement, as amended on May 12, 1997.

The Company estimates that it will incur additional capital expenditures of approximately $1,000,000 during the twelve months ended June 30, 1998, principally for the expansion and relocation of office and warehouse facilities, acquisition of machinery and equipment used in the assembly of battery packs and procurement of computer systems.

Based upon its present plans, management believes that operating cash flow, available cash and available credit resources, will be adequate to make the repayments of indebtedness described herein, to meet the working capital cash needs of the Company and to meet anticipated capital expenditures needs during the twelve month period. Although the Company intends to issue shares of Common Stock as its primary method of financing acquisitions, it anticipates that additional funds will be required to implement successfully its acquisition program.


SEASONALITY AND INFLATION

The Company's net sales typically show no significant seasonal variations, although net sales may be affected in the future by timing of acquisitions.

The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would both have an adverse effect on the Company's operating results.

PART II - OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K

a)    Exhibits

      (1) Copy of Amendment No. 1 and Joinder Agreement dated May 13, 1997 to Revolving Credit, Term Loan and Security Agreement among IBJ Schroeder Bank and Trust Company, as Agent, the Company and its subsidiaries.

      (2) Financial Data Schedule.

b) Reports on Form 8-K No Report on Form 8-K was filed during the three months ended June 30, 1997.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          8/14/97                        By: Ronald E. Badke /s/
  -------------------------                 ---------------------------------
            Date                         Ronald E. Badke
                                         Chief Operating Officer and Chief
                                         Financial Officer


          8/14/97                        By: John L. Teeger /s/
  -------------------------                 ---------------------------------
            Date                         John L. Teeger
                                         Vice President, Secretary and Director