Form 10-Q
period 1997-09-30
BATTERIES BATTERIES INC
filed 1997-11-14
CIK 1005504

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

         As of October 14, 1997, there were 4,743,500 shares of common stock outstanding.

                           BATTERIES BATTERIES, INC.

               FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 1997

                                     INDEX


                                                                       Page No.
                                                                       --------
PART I - FINANCIAL INFORMATION

         Consolidated Financial Statements

           Consolidated Balance Sheets ....................................  3
            September 30, 1997 (unaudited) and December 31, 1996

         Consolidated Statements of Income ................................  4
            For the three and nine months ended September 30, 1996
            (unaudited) and 1997 (unaudited)

         Consolidated Statements of Cash Flows ............................  5
            For the nine months ended September 30, 1996 (unaudited) and 1997 (unaudited)

         Notes to the Consolidated Financial Statements ...................  6

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations .............................. 11


PART II - OTHER INFORMATION ............................................... 15

                           BATTERIES BATTERIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)


                                                                December 31, September 30,
                                                                   1996          1997
                                                                 -------       -------
                                                                             (unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                     $ 2,609       $   795
    Accounts receivable                                            2,730         7,122
    Inventories                                                    4,445        10,639
    Prepaid expenses and other current assets                        219           511
    Current deferred income taxes                                     28            28
                                                                 -------       -------
                Total current assets                              10,031        19,095
                                                                 -------       -------

PROPERTY AND EQUIPMENT - Net                                         751         1,176
EXCESS OF COST OVER NET ASSETS ACQUIRED                              615         5,627
OTHER ASSETS                                                         337           370
                                                                 -------       -------
TOTAL                                                            $11,734       $26,268
                                                                 =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term debt                                               $   590       $     0
   Accounts payable                                                1,336         2,767
   Accrued expenses                                                  499         1,277
   Redeemable Preferred Stock                                        750             0
   Preferred dividends payable                                        35             0
   Current portion of long-term bank debt                              0           600
   Current portion of obligations under capital leases                40             5
                                                                 -------       -------
          Total current liabilities                              $ 3,250       $ 4,649
                                                                 -------       -------
REVOLVING BANK CREDIT FACILITY                                         0         7,865
LONG-TERM BANK DEBT                                                    0         2,000
OBLIGATIONS UNDER CAPITAL LEASES                                       7             4
DEFERRED INCOME TAXES AND OTHER DEFERRED CREDITS                      17             9

STOCKHOLDERS' EQUITY
   Common Stock, par value $.001, 10,000,000 shares
     authorized, 4,000,000 shares and 4,743,500 shares,
     respectively, issued and outstanding                              4             5
   Additional paid-in capital                                      8,000        10,716
   Retained earnings                                                 456         1,020
                                                                 -------       -------
        Total stockholders' equity                                 8,460        11,741
                                                                 -------       -------
TOTAL                                                            $11,734       $26,268
                                                                 =======       =======

                See notes to consolidated financial statements.

                           BATTERIES BATTERIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                (in thousands, except share and per share data)


                                                         Three Months Ended                      Nine Months Ended
                                                         ------------------                      -----------------
                                              September 30, 1996    September 30, 1997  September 30, 1996    September 30, 1997
                                              ------------------    ------------------  ------------------    ------------------
NET SALES                                         $     6,521           $    14,109          $    18,897          $    39,682

COST OF SALES                                           4,534                 9,773               13,439               27,820
                                                  -----------           -----------          -----------          -----------
  Gross profit                                          1,987                 4,336                5,458               11,862
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                               1,741                 3,779                4,744               10,214
                                                  -----------           -----------          -----------          -----------

INCOME FROM OPERATIONS                                    246                   557                  714                1,648

INTEREST (INCOME) EXPENSE, NET                             (7)                  211                    6                  524
                                                  -----------           -----------          -----------          -----------
INCOME BEFORE PROVISION FOR INCOME TAXES                  253                   346                  708                1,124

PROVISION FOR INCOME TAXES                                 97                   200                  253                  545
                                                  -----------           -----------          -----------          -----------

NET INCOME                                                156                   146                  455                  579

PREFERRED STOCK DIVIDEND
    REQUIREMENTS                                           15                     0                   45                   15
                                                  -----------           -----------          -----------          -----------

NET INCOME ATTRIBUTABLE TO
      COMMON STOCKHOLDERS                         $       141           $       146          $       410          $       564
                                                  ===========           ===========          ===========          ===========



NET INCOME PER SHARE                              $      0.03           $      0.03          $      0.10          $      0.12
                                                  ===========           ===========          ===========          ===========

WEIGHTED AVERAGE NUMBER OF COMMON &
   COMMON EQUIVALENT SHARES OUTSTANDING             4,200,000             4,743,000            4,200,000            4,700,000
                                                  ===========           ===========          ===========          ===========


                See notes to consolidated financial statements.

                           BATTERIES BATTERIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                   (In 000's)

                                                                     NINE MONTHS      NINE MONTHS
                                                                        ENDED            ENDED
                                                                    September 30,    September 30,
                                                                        1996              1997
                                                                     --------           --------
OPERATING ACTIVITIES:
Net income                                                           $    455           $    579
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation & amortization expense                                   127                452
    Deferred income tax                                                    83                 (8)
Changes in assets and liabilities:
    Accounts receivable                                                   (34)            (1,091)
    Inventories                                                          (576)            (1,157)
    Prepaid expenses and other assets                                    (103)                (4)
    Accounts payable and accrued expenses                                (158)               338
                                                                     --------           --------
       Net cash provided (used) by operating activities                  (206)              (891)
                                                                     --------           --------

INVESTING ACTIVITIES:
Purchase of property and equipment, net                                  (243)              (387)
Acquisition of Specific Energy, net of cash acquired                      (55)                 0
Acquisition of Battery Network, net of cash acquired                        0            (10,656)
Acquisition of Cliffco of Tampa Bay, net of cash acquired                   0               (942)
                                                                     --------           --------
        Net cash used in investing activities                            (298)           (11,985)
                                                                     --------           --------

FINANCING ACTIVITIES:
Borrowings under Term Loan Facility                                         0              3,000
Payments under Term Loan Facility                                           0               (400)
Net borrowings under Revolving Credit Facility                              0              7,865
Issuance of Common Stock to stockholders of Battery Network
   and Cliffco of Tampa Bay                                                 0              2,716
Proceeds from initial public offering, net of expenses                  9,135                  0
Redemption of Preferred Stock                                            (250)              (750)
Payments to stockholders of Merger
   Companies in connection with mergers                                (6,664)                 0
Financing costs relating to the Battery Network aquisition
   and Cliffco of Tampa Bay acquisition                                     0               (178)
Payments on debt and capital lease obligations                           (199)            (1,191)
Payment of note payable to minority stockholders                         (180)                 0
                                                                     --------           --------
  Net cash provided by financing activities                             1,842             11,062
                                                                     --------           --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                     1,337             (1,814)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                                   946              2,609
                                                                     --------           --------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                                       2,283                795
                                                                     ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
    Cash paid during period for:
         Interest                                                          53                468
                                                                     ========           ========
         Income taxes                                                     134                348
                                                                     ========           ========


                See notes to consolidated financial statements.

                           BATTERIES BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997
                                  (Unaudited)

1.       ORGANIZATION BASIS OF PRESENTATION

In April 1996, Batteries Batteries, Inc. (the "Company") acquired, by merger or stock acquisition (the "Mergers"), simultaneously with the closing of its initial public offering of common stock and redeemable warrants (the "Offering"), Advanced Fox Antenna, Inc. ("Advanced Fox") and Tauber Electronics, Inc. ("Tauber") and collectively the ("Merger Companies") for common stock and cash. These three companies are referred to herein as the "Combined Companies." As a result of the substantial continuing interests in the Company of the former stockholders of the Combined Companies, the historical financial information of each of the Combined Companies has been combined on a historical cost basis in accordance with generally accepted accounting principles as if the Combined Companies had always been members of the same operating group. In September 1995, the Company acquired 95% of the outstanding common stock of Specific Energy Corporation ("Specific Energy") in a business combination accounted for as a purchase. (In September 1996, the Company acquired the remaining minority 5% interest for cash).

On January 7, 1997, effective January 1, 1997, the Company acquired the business and related assets of Battery Network, Inc. and affiliated companies (collectively, "Battery Network"), (see Note 2), an assembler and wholesale distributor of batteries servicing specialty batteries customers nationally, in a business combination accounted as a purchase. The results of operations of Battery Network are included in the consolidated results of the Company from January 1, 1997, the effective date of its acquisition.

On May 12, 1997, effective May 9, 1997, the Company acquired the business and related assets of Cliffco of Tampa Bay, Inc. ("CTB"), (see Note 2), a distributor of cellular products operating out of Tampa, Florida, in a business combination accounted for as a purchase. The results of operations of CTB are included in the consolidated results of the Company from May 9, 1997, the effective date of its acquisition.

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

Effective during the quarter ended June 30, 1996, Batteries Batteries,
Inc. changed its fiscal year end from January 31, 1997 to December 31, 1996 in order to conform with that of Tauber and Advanced Fox. Advanced Fox and Tauber previously reported on a fiscal year ending December 31, 1996. Therefore, the unaudited consolidated statements of income and cash flows presented herein for the three and nine months ended September 30, 1996 include the results of Advanced Fox and Tauber for the three and nine months ended September 30, 1996 and that of Batteries Batteries, Inc. for the two and eight months ended September 30, 1996.

The results of operations of the Combined Companies for the three and nine months ended September 30, 1996, reflect the combined historical operating results of closely held Subchapter S and C corporations through the effective date of the mergers, and do not include pro forma adjustments for income taxes, officers' salaries or other items necessary for combining Subchapter S and C corporations through such date. However, net income and net income per share amounts would not have been materially different from the reported historical amounts if such adjustments were included.

The accompanying consolidated financial statements as of September 30, 1997, and the three and nine months ended September 30, 1997 and September 30, 1996 are unaudited; but in the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results which may be expected for the year as a whole. These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


2.       ACQUISITIONS AND LOAN FACILITY

On January 7, 1997 effective January 1, 1997 the Company acquired (the "BN Acquisition") the business and related assets of Battery Network, Inc. and affiliated companies ("Battery Network"), which operates principally in California, New Jersey and Illinois and had combined revenues of approximately $23 million for the year ended December 31, 1996.

The purchase price of approximately $11.2 million consisted of (i) approximately $8.3 million in cash, subject to adjustment to the extent that the net worth, as defined, of Battery Network, exceeded or was less than $7.3 million; (ii) 550,000 shares of Common Stock valued at a price of $4.125 per share and five year options to purchase an additional 225,000 shares at an exercise price of $4.50 per share, and (iii) approximately $590,000 in transaction costs.

The Battery Network agreement also provides the sellers the contingent right to receive additional consideration of up to $1 million in cash, 350,000 shares of Common Stock and five year options to acquire 250,000 shares of Common Stock, of which half are exercisable at $4.50 per share and half are exercisable at $6.00 per share. Payment of the additional consideration is to be based on the excess amount by which the combined "per-tax income" as defined of Battery Network and Tauber, exceeds (i) $2,100,000 for the year ending December 31, 1997 (the "One-Year Period"), (ii) $4,200,000 for the two years ending December 31, 1998 (the "Two-Year Period") or (iii) $6,300,000 for the three years ending December 31, 1999 (the "Three Year Period"), with the maximum amount of additional consideration to be paid if the excess is $400,000 for the One-Year Period, $800,000 for the Two-Year Period or $1,200,000 for the Three-Year period. The sellers also entered into employment agreements and were granted options under the Company's Stock Option Plan to purchase an aggregate of 75,000 shares of Common Stock.

On May 12, 1997, the Company acquired the business and related assets of Cliffco of Tampa Bay, Inc. ("CTB"). The purchase price of approximately $615,000 consisted of (i) cash of approximately $75,000 (ii) 193,000 shares of common stock valued at $2.35 per share or $446,985 and (iii) approximately $93,000 in transaction costs. In addition, the Company assumed liabilities of $1,162,000. As part of its assumption of liabilities, the Company paid at the closing indebtedness of CTB of approximately $560,000. The CTB agreement provides the president and sole stockholder of the seller with a three-year employment agreement.

The cash portion of the purchase price of each transaction, as well as the repayment of CTB debt of $560,000 to its collateralized lender was funded with a portion of the proceeds of a borrowing pursuant to a Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997, as amended May 13, 1997, (the "Loan Facility"), between IBJ Schroder Bank & Trust Company, as Agent ("IBJ") and the Company and all its subsidiaries. The Loan Facility consists of a $3,000,000 Term Loan (the "Term Loan") payable in 35 monthly installments of $50,000 each with the balance to be paid at maturity and a Revolving Credit Facility (the "Revolver Loan") of up to $10,000,000 to be advanced at the rate of 80% of eligible accounts receivable and 50% of inventories. The Revolver Loans bears interest at the rate of 1/4 of 1% plus the higher of (i) the base commercial lending rate of IBJ or (ii) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 1/4 of 1%, or, at the option of the Company at the Eurodollar rate plus 2%. The Eurodollar rate is defined as Libor for a designated period divided by one less the aggregate reserve requirements. The interest on the Term Loan is 1/2% higher than the interest rate on the Revolver Loans. The Loans Facility is secured by a pledge of the assets of the borrowers and a pledge of the outstanding capital stock of the subsidiaries of the Company. As of September 30, 1997, the principal amounts outstanding of Term Loans was $2,600,000 and the Revolver Loans was $7,865,000.

Pursuant to the Management Agreement with Founders Management Services, Inc. ("Founders"), the Company paid Founders, for its origination and negotiating services in connection with the acquisitions of Battery Network and the loan facility, $240,000 and issued to the designees of Founders five year warrants to purchase 100,000 shares of Common Stock at a price of $4.125 per share and paid Founders in connection with the acquisition of CTB, $40,000.


The BN Acquisition and CTB Acquisition were accounted for as purchases in accordance with Accounting Principles Board Opinion No. 16. The total purchase price, net of cash acquired, was allocated to the assets acquired and liabilities assumed based on their estimated fair values, as follows:

                                                            (In Thousands)
                                                          Battery
                                                          Network         CTB
                                                         --------      --------
Accounts receivable                                        $2,522          $725
Inventories                                                 4,679           412
Property and equipment                                        185            79
Other assets                                                  177            32
Accounts payable, accrued expenses and debt                (1,307)       (1,062)
Excess of cost over net assets acquired                     4,400           756
                                                         --------      --------
Total                                                     $10,656          $942
                                                         ========      ========

The excess of the cost over the net assets acquired will be amortized over a period of 25 years. The results of operations of Battery Network and CTB are included with those of the Company for the periods subsequent to the dates of acquisition.

The following unaudited pro forma summary data presents the consolidated results of operations of the Company for the three and nine months ended September 30, 1996, as if the BN and CTB acquisitions had been completed at the beginning of 1996, and for the three and nine months ended September 30, 1997, as if the CTB acquisition had been completed at the beginning of 1997, and does not purport to be indicative of what would have occurred had the acquisitions actually been made as of such date or dates of results which may occur in the future.

                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                          SEPTEMBER 30,              SEPTEMBER 30,
                                        1996           1997         1996        1997
                                        ----           ----         ----        ----
Net sales                               $12,845       $14,109       $39,245   $41,474
                                    ===========   ===========   ===========   =======
Net income attributable to common
    stockholders*                          $102          $136          $543      $554
                                    ===========   ===========   ===========   =======

Income per share attributable to
    common stockholders*                   $.02          $.03          $.11      $.12
                                    ===========   ===========   ===========   =======


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


4.  STOCKHOLDERS EQUITY

See Notes 1 and 2 for information as to the issuance in January, 1997 in connection with the acquisition of Battery Network, of 550,000 shares of Common Stock valued at $4.125 per share and five year options to purchase 225,000 shares of Common Stock at an exercise price of $4.50 per share and the issuance in May 1997 of 193,500 shares of Common Stock valued at $2.31 per share upon the acquisition of CTB. The Company also issued in connection with the BN Acquisition to designees of Founders Management Services Inc. warrants to purchase 100,000 shares of Common Stock at a price of $4.125 per share.

Item 2. MANAGEMENTS DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

The following table represents the Company's statement of operations data expressed as a percentage of net sales for the respective periods:

                                                Three Months Ended                        Nine Months Ended
                                                ------------------                        -----------------
                                                   September 30,                            September 30,
                                                   -------------                            -------------
                                             1996                1997                  1996              1997
                                             ----                ----                  ----              ----
Net Sales                                     100%               100%                  100%              100%
                                              ----               ----                  ----              ----

Cost of Sales                                 69.5               69.3                  71.0              70.1
                                              ----              -----                  ----              ----
   Gross Profit                               30.5               30.7                  28.0              29.9

Selling, General & Administrative
Expenses                                      26.7               26.8                  25.1              25.7
                                              ----               ----                  ----              ----
   Operating Income                            3.8                3.9                   3.8               4.2
                                               ---                ---                   ---               ---

Interest (Income) expense, net                 (.1)               1.4                    .1               1.3
                                             --------             ---                    --               ---

Income before provision for
   income taxes                                3.9                2.5                   3.7               2.9
                                               ---                ---                   ---               ---

Income taxes                                   1.5                1.5                   1.3               1.4
                                               ---                ---                   ---               ---

Net Income                                     2.4%               1.0%                  2.4%              1.5%
                                               ====               ====                  ====              ====

Three Months ended September 30, 1997 ("1997") Compared to Three Months Ended September 30, 1996 ("1996")

Net sales increased 117% from $6.5 million in 1996 to $14.1million in 1997. The increase was primarily due to the acquisitions of Battery Network, effective January 1, 1997, and CTB, effective May 12, 1997, contributing $5.5 million and $1.4 million, respectively, of sales for the three months and the continued growth of Advanced Fox's cellular accessory business (up approximately 22% as compared to 1996).

Gross profit increased by $2.3 million from $2.0 million in 1996 to $4.3 million in 1997, and as a percentage of sales increased from 30.5 % in 1996 to
30.7 % in 1997. The increase in gross profit is primarily attributable to the acquisition of Battery Network ($1.4 million) and CTB ($ .5 million) and to increases in Advanced Fox of $ .2 million. The increase in percentage is attributable to the addition of CTB which carries higher gross margin percentages than the other operations of the Company taken as a whole, and improvement in Advanced Fox overall margin percentage.

Selling, general and administrative ("SG&A") expenses increased by $2.1 million from $1.7 million in 1996 to $3.8 million in 1997 and as a percentage of sales increased from 26.7% to 26.8%. The increase in SG&A expenses is primarily attributable to: (i) the acquisition of Battery Network ($1.4 million) and the acquisition of CTB ($.5 million.) (ii) an increase in marketing, selling and distribution costs incurred by Advanced Fox, offset in part by cost reductions in the Tauber division, and (iii) amortization of goodwill related to the Battery Network and CTB acquisitions.

Interest (income) expense, net increased from <$7000> in 1996 to $211,000 in 1997, primarily due to interest on borrowings incurred in connection with the acquisitions of Battery Network in January 1997, and CTB in May 1997, and the redemption of the outstanding shares of Series A Preferred Stock in April 1997.

The Company's effective income tax rate increased from 35.7% in 1996 to 48.9% in 1997. Prior to the Mergers, certain of the Founding Companies had operated as Subchapter S Corporations under the Internal Revenue Code of 1986, as amended. Upon consummation of the Mergers, effective June 30, 1996, the Company filed as a consolidated group for Federal income tax purposes. The income tax provision for the three months ended September 30, 1997 reflects income taxes at an estimated annual rate. The increase in the Company's effective income tax rate is also attributable to the nondeductibility of goodwill for tax reporting purposes.


Nine Months Ended September 30, 1997 ("1997") Compared to Nine Months Ended September 30, 1996, ("1996")

Net sales increased 110% from $18.9 million in 1996 to $39.7 million in 1997. The increase was primarily due to the acquisitions of Battery Network, effective January 1, 1997, and CTB, effective May 12, 1997, contributing respectively, $16.9 million and $2.1 million of sales for the nine months, and the continued growth of Advanced Fox's cellular accessory business (up approximately 20% as compared to 1996).

Gross profit increased by $6.4 million from $5.5 million in 1996 to $11.9 million in 1997 and as a percentage of sales increased from 28.0% in 1996 to 29.9% in 1997. The increase in gross profit is primarily attributable to the acquisition of Battery Network ($4.7 million) and CTB ($ .8 million) and to an increase of $1.2 million in Advanced Fox's gross profit. The increase in percentage is attributable to the addition of CTB which carries higher gross margin percentages than the other operations of the Company taken as a whole, and improvement in Advanced Fox overall margin percentage.

SG&A expenses increased by $5.5 million from $4.7 million in 1996 to $10.2 million in 1997, and as a percentage of sales increased from 25.1% to 25.7%. The increase is primarily attributable to;

(i) the acquisition of Battery Network ($2.8 million) and the acquisition of CTB ($.2 million), (ii) general and administration costs associated with being a publicly held company commencing in April 1996, (iii) an increase in marketing, selling and distribution costs incurred by Advanced Fox and Specific Energy, offset in part by cost reductions in the Tauber division, and
(iv) amortization of goodwill related to the Battery Network and CTB acquisitions.

Interest (income) expense, net increased from <$6,000> in 1996 to $524,000 in 1997, primarily due to interest on borrowings incurred in connection with the acquisition of Battery Network in January 1997, and CTB in May 1997, and the redemption of the outstanding shares of Series A Preferred Stock.

The Company's effective income tax rate increased from 35.7% in 1996 to 48.5% in 1997. Prior to the Mergers, certain of the Founding Companies had operated as Subchapter S Corporations under the Internal Revenue Code of 1986, as amended. Upon consummation of the Mergers, effective June 30, 1996, the Company filed as a consolidated group for Federal income tax purposes. The income tax provision for the nine months ended September 30, 1997, reflects income taxes at an estimated annual rate. The increase in the Company's effective income tax rate is also attributable to the non-deductibility of goodwill for tax reporting purposes.

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

On January 7, 1997, effective January 1, 1997, the Company acquired the business and related assets of Battery Network, as discussed in (Note 2) "Acquisition and Loan Facility" to the Consolidated Financial Statement.

The Company redeemed in April 1997, the outstanding 750,000 shares of Series A Preferred Stock at the redemption price of $1.00 per share plus accrued dividends at 8% per annum, a total of $800,000.

On May 12, 1997, the Company acquired the business and related assets of ("CTB") as discussed in (Note 2) to the Consolidated Financial Statement.

The Preferred Stock redemption and the cash payments made in connection with the BN Acquisition and CTB Acquisition were funded under the Company's Revolving Credit, Term Loan and Security Agreement, as amended on May 12, 1997.

The Company's working capital as of September 30, 1997, was $14.4 million. For the nine months ended September 30, 1996, and 1997, net cash used by operating activities was $.2 million and $.9 million, respectively. The difference results from several factors including the increase in net income and increases in inventory, accounts receivable, prepaid expenses and other assets, and decreases in accounts payable and accrued expenses. Cash used for additions to property and equipment were $243,000 for 1996 and $387,000 for 1997, respectively. Cash used for investing activities of $12.0 million in 1997 included the purchase price and related expenses net of cash acquired relating to the acquisitions of Battery Network and CTB. The cash provided by financing activities was $1.8 million in 1996, primarily due to the net proceeds from the Offering. Of the $9.1 million net proceeds from the Offering, $6.7 million was paid to the former stockholders of the Merger Companies. In 1997, cash provided by financing activities was $11.0 million principally consisting of net borrowings of $10.9 million under the Revolving Credit, Term Loan and Security Agreement. Financing activities in 1997 included: (i) the issuance of 550,000 shares of Common Stock at $4.125 per share, totaling $2,269,000 to the Battery Network stockholders and the finance costs of $148,000 related to Revolving Credit, Term Loan and Security Agreement, (ii) the issuance of 193,000 shares of Common Stock valued at $2.35 per share, totaling $446,985 to the CTB stockholders, and financing costs of $30,000 expended in 1997 related to the amendment of the Revolving Credit, Term Loan and Security Agreement, partially offset by (iii) payments of indebtedness of CTB of $560,000 and of long-term debt of Advanced Fox of $590,000 and net capital lease obligations of $38,000. The Company had at September 30, 1997, cash and cash equivalents of approximately $.8 million.

The Company estimates that it will incur additional capital expenditures of approximately $800,000 during the twelve months ended September 30, 1998, principally for the expansion and relocation of office and warehouse facilities, acquisition of machinery and equipment used in the assembly of battery packs and procurement of computer systems.

Based upon its present plans, management believes that operating cash flow, available cash and available credit resources, will be adequate to make the repayments of indebtedness described herein and meet the working capital cash needs and anticipated capital expenditures needs of the Company during the twelve month period ended September 30, 1998.

Although the Company intends to issue shares of Common Stock as a principal method of financing acquisitions, it anticipates that additional funds will be required to implement successfully its acquisition program.


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

PART II - OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K

a)    Exhibits


         (1)  Financial Data Schedule.

b)  Reports on Form 8-K

No Report on Form 8-K was filed during the three months ended September 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          11/14/97                         By: Ronald E. Badke /s/
       --------------                         ---------------------------------
            Date                           Ronald E. Badke
                                           Chief Operating Officer and Chief
                                           Financial Officer


          11/14/97                         By: John L. Teeger /s/
       --------------                         ---------------------------------
            Date                           John L. Teeger
                                           Vice President, Secretary and
                                           Director