Form 10-K
period 1997-12-31
BATTERIES BATTERIES INC
filed 1998-04-15
CIK 1005504

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                (Fee Required)

      For the Fiscal Year Ended                         Commission File Number
          December 31, 1997                                     0-27994

                           BATTERIES BATTERIES, INC.
            (Exact name of Registrant as specified in its charter)


                                                     13-383-5420
                                                  (I.R.S. Employer
                                                 Identification No.)

          50 Tannery Road, Unit 2                       08876
         North Branch, New Jersey                    (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including Area Code: (908) 534-2111

         Securities registered pursuant to Section 12(b) of the Act:
                                     None

         Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.001 per share
                       Common Stock Purchase Warranties

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant (holders other than officers or directors and other affiliates) as of April 10, 1998 was $6,415,463

As of April 10, 1998, 4,743,000 shares of the Registrant's Common Stock, $0.01 par value per share, were outstanding.

                                    PART 1

ITEM 1.     BUSINESS

      Batteries Batteries, Inc. (the "Company" or "Batteries Batteries") was founded in May 1995 to create a nationwide battery distribution business serving the commercial, industrial and retail markets. Through a series of acquisitions for cash, notes and securities, Batteries Batteries acquired (i) in June 1995 Specific Energy, Inc. ("Specific Energy") based in Phoenix, Arizona, (ii) in April 1996, Advanced Fox Antenna, Inc. ("Advanced Fox") based in Philadelphia, Pennsylvania and Tauber Electronics, Inc. ("Tauber") based in San Diego, California, (iii) in January 1997 Battery Network, Inc. and affiliate companies ("Battery Network") based in Chicago, Illinois, North Branch, New Jersey and Escondido, California, and (iv) in May 1997 Cliffco of Tampa Bay, Inc. ("CTB") based in Tampa, Florida.

      In November 1997, the Company initiated a plan to consolidate the operations of Tauber and Battery Network and moved both operations to new and larger facilities located in Escondido, California. The Company's plan was partially completed during 1997, and is expected to be completed June 30, 1998. Key areas of focus in the plan include upgrading general management, full integration and rationalization of the two staffs, upgrading manufacturing management, adding new sales and marketing management, upgrading financial management and financial controls, and reorganizing domestic outside sales and warehouse locations.

      Additionally, the Company is undertaking an effort to develop stronger domestic and international vendors to insure continuing supply of current and new battery and battery accessory products at competitive prices. The result of the merger and reorganization of Battery Network and Tauber is intended to provide a more efficient nationwide distributor of high-end two-way radio, professional video, electronic, biomedical and OEM battery and battery accessory products.

      The Company is engaged in the sale and distribution of a wide range of batteries and battery related products and cellular products, accessories and components. Sales are effected on a nationwide basis to numerous commercial, industrial accounts and retail accounts.

OPERATING STRATEGY

      The battery distribution business is presently highly fragmented. The Company believes a leader or leaders will emerge to more effectively market a very broad line of original and replacement specialty batteries and that an opportunity exists for industry consolidation through acquisitions and subsequent rationalization of the acquired businesses. The specialty battery market includes users of computers, scientific and medical equipment, photographic and industrial equipment, calculators, cellular phones, camcorders, hearing aids and military equipment. The Company's strategy is to become a significant factor in the battery distribution business through the combination, by strategic acquisitions and otherwise, of value added assembly operations, distribution operations and direct sale operations.

      The proliferation of battery types and chemistries, and expanded usage driven by the demand for portable devices has created a growing replacement market for battery products. Batteries are utilized in applications, the majority of which were nonexistent a decade ago, such as keyless entry systems, hand-held scanning devices, cellular phones, paging units, laptop computers, medical equipment, security devices, emergency lighting, children's toys and a vast array of power tools. Since thousands of battery types exist for a continually expanding universe of products, expertise is required to adequately control product inventories so as to be able to address a broad spectrum of customer needs.

      Because of the multiplicity of battery products, mass merchandisers and retail chains generally serve only specific segments of the market, offer a limited number of battery products, and are staffed with personnel lacking specific training with respect to the battery products offered. Additionally, such vendors in most instances offer batteries for products that are usually not more than a few years old. The alternative, and, in fact, often the supplier of mass-merchandisers and retail chains, is a series of regional distributors who have over time developed long standing relationships with manufacturers of reliable battery and accessory products. The distributors customarily carry and sell a wide variety of battery products, produce and assemble a number of value-added battery systems and provide other services and training to a broad range of retail customers, mass merchandisers, dealers and other distributors. The long-term relationship with battery manufacturers together with comprehensive inventories and product knowledge serve to make it difficult for new ventures to enter the market.

      The Company believes that as a result of these factors an opportunity exists to combine a number of regional distribution businesses, thereby leveraging already established distribution channels and relationships and providing high quality technical expertise while simultaneously achieving national recognition. The Company's business strategy features the following:

            Diversity of Products. Through consolidated purchasing, combined with engineering and technical capability (enabling the Company to provide battery packs for specific applications), the Company offers a broad range of products, including chargers, power supplies and cellular communications items, well beyond that of any single existing competitor and has the capability to supply all market segments, including original equipment manufacturers (OEMs) and maintenance repair organizations
      (MROs).

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

            Rationalization of Business Combinations. Operating efficiencies are being effected through: (i) combination of certain administrative functions, (ii) installation and integration of improved operating systems and (iii) achievement of cost savings by volume purchases of batteries from domestic manufacturers and foreign sources.

            National and Regional Marketing. The use of regionally centralized inventory, telemarketing, fully integrated and linked Batteries Batteries internet home page (to be added in 1998), direct mail techniques, and operation of retail stores, to achieve synergies enables the Company's products to be marketed and sold regionally and nationally.

            Superior Customer Service and Competitive Pricing. The achievement of superior customer service and competitive prices is effected through
      (i) cost-effective purchasing of products from selected domestic and off-shore vendors, (ii) maintaining optimum inventory levels of products to enable rapid delivery response, (iii) utilizing a network of regional sales offices with qualified outside sales personnel covering major market areas, (iv) employing highly trained customer service and inside sales personnel and (v) offering a very broad product selection to fulfill customers' needs.

OPERATIONS

      Products. The Company markets in excess of 23,000 different battery products and value-added battery packs and over 4,500 cellular phone accessories and components. Detailed engineering drawings for Company-assembled battery packs are maintained in a Company database. The products address a multitude of applications for commercial, industrial and consumer use with individual sales ranging from several dollars for a retail consumer to thousands of dollars for commercial and industrial customers. The Company offers branded items, private label items and custom-designed products for special situations produced or assembled at the Company's technical centers or its value added facilities. The Company is an authorized dealer for numerous major battery manufactures including Panasonic, Gates Energy Products, Duracell, Sanyo, Varta and Saft, pursuant to agreements or arrangements that are terminable by the Company or the manufacturer on short notice.

      Purchases are made from many vendors, including several manufacturers located overseas, principally in the Far East, from whom the Company acquires most of its cellular accessories and components. Direct imports accounted for approximately 22.4% of the Company's cost of purchases for the 12 months ended December 31, 1997. Purchases are made in U.S. dollars. No one supplier accounted for purchases representing more than 10% of the total purchases for the year. The Company coordinates decentralized purchasing in an effort to obtain volume discounts. The Company is reviewing a number of prospective alliances in the Far East and Mexico to continue to reduce costs and improve the quality of items currently imported or purchased from US sources.

      Sales. The Company markets and sells the majority of its products to dealers, other distributors, telephone carriers, mass merchandisers and to a lesser degree directly to consumers through Company owned retail outlets. Additionally, the Company sells value added battery packs and battery supplies directly to OEM customers, and through fulfillment programs to individual consumers.

      Specialty battery packs are assembled for sale at the Company's modern value added facilities in Escondido, California. By the end of December 1997, the battery pack assembly at the Company's North Branch, New Jersey facility had been relocated to the Escondido facility. Additionally, battery pack assembly is performed by the Company's technical centers located adjacent to its retail stores and its warehouse servicing the retail outlets.

      The Company employs direct sales professionals located at each of the Company's 4 business operations as well as at 7 field offices located throughout the United States. Telemarketing is utilized extensively by all of the business operations. Additionally, the Company produces and distributes eight product line catalogues that are circulated nationally and internationally; the largest of which, containing cellular accessories and components, has distribution volume of over 37,000 copies. Sales are also effected through independent sales representatives compensated on a commission basis. The Company intends to integrate the catalogs on a Company-wide basis, and to enhance, as appropriate, private label and proprietary item sales that generally provide higher margins.

      The Company operates four retail stores in Arizona (one each in Phoenix, Scottsdale, Mesa and Tempe), with selling areas ranging from 960 to 2,000 square feet. Each retail outlet has a small technical center and operates as a recycling center for the receipt of used batteries that are then transferred to an authorized recycling center. The Company is presently reviewing the compatibility of the Arizona retail operations with the Company's strategic plan to concentrate on growing distribution and OEM sales nationally and internationally. Additionally, the Company discontinued its relationship with Office Max in December 1997, and formally closed the last two Office Max outlets in the Phoenix area in early 1998.

      During the twelve months ended December 31, 1997, the Company effected sales to more than 60,000 commercial and industrial customers. No one customer accounted for more than 5% of the revenues of the Company for the twelve months ended December 31, 1997. Export sales were less than 3% of total revenues for the period.

      Inventory Management. The Company has completed upgrading the inventory and warehouse management system at Advanced Fox in conjunction with its move into expanded and more modern warehouse facilities, and is actively working to implement an upgraded warehouse management network at Battery Network. In coordination with these projects the Company is addressing Year 2000 computer software issues that exist at Advanced Fox and Battery Network. New software programs for business management, finance and accounting, sales and order entry, inventory and warehouse management, and manufacturing shop floor loading have been identified and will be implemented and be operational at Advanced Fox and Battery Network prior to the end of the third quarter 1998. Thereafter, the networks will be extended to all Battery Network field sales offices and to CTB in Florida on a scheduled basis with the view to insure all facilities are Year 2000 compliant by early 1999.

COMPETITION

      The battery distribution business is fragmented, multi-tiered and loosely structured with manufacturers often competing with their own regional distributors in sales to both large OEM and commercial accounts. There are many distributors, most operating regionally or locally, selling to smaller commercial and industrial accounts, regional retail accounts and, to a small extent, directly to retail customers. In many instances, small distributors focus on a particular market segment. There are numerous retailers offering batteries, including several large national chains and discount operators such as Sears, K-Mart, NAPA Distribution Center, Northern Automotive Corporation, Pep Boys - Manny, Moe and Jack, Radio Shack and Home Depot. These retailers, however, carry a limited number of batteries, a majority of which are automotive, and offer many products under their private label. Cellular accessories are sold by many large retailers, numerous small importers and by one large distributor of many cellular products.

      The Company believes that its size and diversity provides certain competitive advantages such as those arising from centralized volume purchasing and the ability to simultaneously service several markets. Competition in the industry is also based on maintenance of product quality, delivery efficiency, customer service and satisfaction levels, maintenance of satisfactory dealer relationships and training programs, and the ability to anticipate technological changes and changes in customer preferences. Although management considers it unlikely, no assurance can be given that any of several major battery manufacturers whose products the Company distributes will not acquire, startup or expand their own distribution systems to sell directly to industrial, commercial and retail customers.

      The Company anticipates competition in the acquisition of other battery distributors and OEMs as the industry recognizes the benefits of consolidation. Such competition could result in higher prices being paid for the acquisition of companies in the industry. The Company, however, believes that its operational strategy will make the Company an attractive acquirer to other battery distribution businesses and to OEMs. No assurance can be given, however, as to the success of the Company's acquisition program.

EMPLOYEES

      As of April 1, 1998, the Company employed 266 personnel in its operations. Included were 7 in technical operations, 18 in sales at retail stores, 60 in telemarketing and commercial sales, 35 in assembly and value-added operations, 76 in warehousing, inventory control, shipping and receiving, 8 in purchasing and 62 in management and administration. None of the employees is represented by a labor union. The Company considers its relations with its employees to be satisfactory.

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

SUBSEQUENT EVENTS

      On February 2, 1998, Mr. William Steven Sapp was relieved of his duties as Vice President of Batteries Batteries and President of Battery Network. Mr. Sapp had been employed under the terms of a three (3) year employment agreement that expires on January 2, 2000.

      The Company signed confidentiality agreements during March 1998 with firms located in Mexico and China to explore the feasibility of strategic alliances with one or both of the firms to produce selected battery products and accessories for sale through the Company's distribution network.

ITEM 2.     PROPERTIES

      All of the Company's real properties are held under leases. The following table provides certain information concerning the Company's leased properties:

--------------------------------------------------------------------------------
   OPERATION         NATURE         LOCATION      APPROXIMATE        LEASE
                                                     AREA       EXPIRATION DATE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
     Tauber          Office,     San Diego, CA      19,800         07/31/99
                  warehouse and
                    assembly*
--------------------------------------------------------------------------------
  Advanced Fox      Office**     Huntingdon, PA      7,000         12/31/99
--------------------------------------------------------------------------------
  Advanced fox    Warehouse and  Huntingdon, PA     15,500         05/30/02
                    assembly
--------------------------------------------------------------------------------
  Advanced Fox     Office and      Miami, FL         4,800          4/15/02
                    warehouse
--------------------------------------------------------------------------------
Battery Network    Office and     McHenry, IL       16,000         12/31/01
                   warehouse**
--------------------------------------------------------------------------------
Battery Network      Office,     North Branch,      11,750         12/31/01
                  warehouse and        NJ
                   assembly**
--------------------------------------------------------------------------------
Battery Network      Office,     Escondido, CA      34,820         01/30/04
                  warehouse and
                    assembly
--------------------------------------------------------------------------------
Battery Network    Office and     Redmond, WA        3,000         05/31/98
                    warehouse
--------------------------------------------------------------------------------
Battery Network    Office and    McDonough, GA       1,500         07/31/98
                    warehouse
--------------------------------------------------------------------------------
      CTB          Office and      Tampa, FL        18,800         08/01/04
                    warehouse
--------------------------------------------------------------------------------
Specific Energy      Office,      Phoenix, AZ        6,400         10/01/01
                  warehouse and    (Glendale)
                    assembly
--------------------------------------------------------------------------------
Specific Energy   Warehouse and     Mesa, AZ          350          01/31/99
                    assembly
--------------------------------------------------------------------------------
Specific Energy      Office,        Phoenix,          500          05/31/01
                  warehouse and        AZ
                    assembly     (Tatum Point)
--------------------------------------------------------------------------------
Specific Energy    Office and       Phoenix,         6,100         03/31/01
                    warehouse          AZ
                                 (LaSalle St.)
--------------------------------------------------------------------------------
Specific Energy   Warehouse and    Tempe, AZ          125          06/30/98
                    assembly
--------------------------------------------------------------------------------

* Leased but not occupied as a result of the consolidation of Tauber and Battery Network. The Company will attempt to sublease the facility.
** Leased from an affiliate of a Director of the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters have been submitted to a vote of security holders during the three months ended December 31, 1997.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

      The "Company's" Common Stock ("BATS") and Redeemable Common Stock Purchase Warrants ("BATSW") have traded on the Nasdaq National Market (the "NMS") since April 8, 1996. The following tables set forth the range of high and low sale prices for the quarters indicated for the Common Stock and Warrants on the NMS as reported by for the period from April 8, 1996 through December 31, 1997.



               HIGH AND LOW PRICES OF BATTERIES BATTERIES, INC.
                  COMMON STOCK AND PUBLIC WARRANTS ON NASDAQ


                                      COMMON STOCK              WARRANTS
                                    HIGH        LOW         HIGH        LOW
                                   -------------------------------------------

            1996

  SECOND QUARTER (APRIL 8-JUNE 30) 7 1/8       5 1/2       2 5/8         1
  THIRD QUARTER                    5 7/8       4 1/2       1 7/8       1 1/4
  FOURTH QUARTER                   4 7/8       3 1/2       1 5/8        5/8



            1997

  FIRST QUARTER                    4 1/4       3 1/2       1 1/16       9/16
  SECOND QUARTER                   3 5/8       2 1/8        7/8         7/16
  THIRD QUARTER                    3 3/4       2 1/2        9/16        7/16
  FOURTH QUARTER                     3         1 3/4        9/16        7/32


The number of record holders of the Company's Common Stock and of the Warrants as of April 13, 1998 were 45 and 22, respectively. A substantially larger number of beneficial owners hold such shares of Common Stock in depository or nominee form.

      No dividends have been paid on the outstanding shares of Common Stock. The Company's Revolver Credit, Term Loan and Security Agreement prohibits the payment of dividends on the Common Stock without the consent of the lenders

ITEM 6. SELECTED FINANCIAL DATA


INTRODUCTION

        Simultaneously with the closing of the Public Offering in April 1996, each of the three Founding Companies were combined by merger or stock acquisition (collectively the "Mergers"). Prior to the Mergers, each of the Founding Companies had been operating as a separate independent entity. As a result, historical combined results may not be comparable to or indicative of future performance. For all periods presented, the Consolidated Financial Statements include the accounts of the Founding Companies as if the Founding Companies had always been members of the same operating group without giving effect to the Mergers or the Offering. The assets and liabilities of the Founding Companies are reflected at their historical amounts.

        Certain of the Founding Companies had operated as Subchapter S corporations under the Internal Revenue Code of 1986, as amended. Upon consummation of the Mergers, the Company now files as a consolidated group for Federal income tax purposes. For purposes of the Unaudited Pro Forma Statements of Operations data included in this Report, pro forma Federal and state income taxes have been provided as if the Combined Companies had filed C corporation tax returns. The unaudited pro forma results reflect an income tax provision at an effective rate of 41% calculated in accordance with SFAS No. 109. While this effective rate represents the Founding Companies' pro forma tax rate based on the historic earnings trends in the respective tax jurisdictions, this rate may change in the future in accordance with such trends. See Note 1 of Notes to Consolidated Financial Statements.

      In June 1995, the Company Acquired 95% of the outstanding common stock of Specific Energy in a business combination accounted for as a purchase. In June 1996, the Company acquired the remaining minority 5% interest for cash.

      In April 1996, Batteries Batteries acquired, by merger or stock acquisition (the "Mergers"), simultaneously with the closing of its initial public offering of common stock and redeemable warrants (the "Offering"), Advanced Fox Antenna, Inc. ("Advanced Fox"), and Tauber Electronics, Inc. ("Tauber"), (collectively, the "Merger Companies") for common stock and cash.

      On January 7, 1997, effective January 1, 1997 the Company acquired (the "BN Acquisition") the business and related assets of Battery Network, Inc. and affiliated companies (collectively "Battery Network"), an assembler and wholesale distributor of batteries servicing specialty battery consumers nationally, in a business combination accounted as a purchase. The results of operations of Battery Network are included in the consolidated results of the Company from January 1, 1997, the effective date of its acquisition.

      Pursuant to the Management Agreement with Founders Management Services, Inc. ("Founders"), the Company paid Founders $240,000 and issued to the designees of Founders five- year warrants to purchase 100,000 shares of Common Stock at a price of $4.125 per share for its origination and negotiating services in connection with (i) the acquisition of Battery Network and (ii) the loan facility.

      On May 12, 1997, effective May 9, 1997, the Company acquired the business and related assets of Cliffco of Tampa Bay, Inc. ("CTB"), a distributor of cellular products operating out of Tampa, Florida, in a business combination accounted for as a purchase. The results of operations of CTB are included in the consolidated results of the Company from May 9, 1997, the effective date of its acquisition.

       Pursuant to the Management Agreement with Founders, the Company paid Founders $40,000 for its origination and negotiating services in connection with the acquisition of CTB.

      In November 1997, the Company consolidated and relocated the operations of Tauber and Battery Network into newly leased facilities located in Escondido, California. The Company anticipates completion of the consolidation and integration of the two operations will extend into the second quarter of 1998.

      For the year ended December 31, 1997, the results of operations include the results of Batteries Batteries, Battery Network, Advanced Fox and Tauber for the year ended December 31, 1997 and those of CTB from the date of acquisition, May 9, 1997, through December 31, 1997. For the fiscal year ended December 31, 1996, the results of operations include the results of Batteries Batteries for the eleven months ended December 31, 1996 and those of Advanced Fox and Tauber for the year ended December 31, 1996. For the year ended December 31, 1995, the results of operations include the results of Batteries Batteries for the year ended January 31, 1996 and those of Advanced Fox and Tauber for the year ended December 31, 1995.

      The Selected Financial Data for the years ended December 31, 1995, 1996 and 1997 have been derived from the Company's consolidated financial statements that have been audited by Deloitte & Touche LLP and that appear elsewhere in the Report.

                           SELECTED FINANCIAL DATA


                                    FISCAL YEAR ENDED DECEMBER 31,

                                    1993    1994    1995    1996    1997
                                    ------------------------------------

($ THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

INCOME STATEMENT DATA
      NET SALES                    14,219  18,213  21,029  25,650  53,974
      COST OF SALES                11,223  14,304  15,238  17,805  37,677
                                   ------  ------  ------  ------  ------

      GROSS PROFIT                  2,996   3,909   5,791   7,845  16,297
      SELLING, GENERAL &
        ADMINISTRATIVE EXPENSES     2,184   2,346   4,577   7,004  14,438
                                    -----  ------   -----  ------  ------
           EXPENSES

      OPERATING INCOME                812   1,563   1,214    841    1,859
      INTEREST EXPENSES                83      98      81     15      726
      OTHER (INCOME) EXPENSE          (31)     (8)    (58)   (27)      --
                                    -----   -----    -----  -----   -----

      INCOME BEFORE PROVISION FOR     760   1,473   1,191     853   1,133
           INCOME TAXES

      PROVISION (BENEFIT) FOR
           INCOME TAXES                60      (8)    (98)    337     565
                                    -----   -----    -----   -----  -----

      NET INCOME                      700   1,481   1,289     516     568
      PREFERRED STOCK DIVIDEND      =====   =====
            REQUIREMENTS                               53      60      15
                                                    ------   -----  -----

      NET INCOME ATTRIBUTABLE TO
            COMMON SHAREHOLDERS                     1,236     456     553
                                                    =====    =====  =====

      NET INCOME PER SHARE OF
            COMMON STOCK (BASIC AND DILUTED)                        $ .12
                                                                    =====

                                       FISCAL YEAR ENDED DECEMBER 31,

                                       1993     1994   1995    1996
                                       ----------------------------

($ THOUSANDS)

UNAUDITED PRO FORMA DATA
      INCOME BEFORE TAXES               760    1,473  1,191     853
      PROVISION FOR INCOME TAXES        312      604    488     350
                                        ---    ----- ------     ---

      PRO FORMA NET INCOME              448      869    703     503
                                        ===    =====    ===     ===
      PRO FORMA NET INCOME PER
       COMMON STOCK (BASIC & DIULTED)                  $.16    $.11
                                                       ====    ====



                                          FISCAL YEAR ENDED DECEMBER 31,

                                       1993     1994   1995    1996   1997
                                       ------------------------------------


      BALANCE SHEET DATA
         WORKING CAPITAL              2,570    3,597  5,295   6,782  14,844

         TOTAL ASSETS                 5,232    6,889  9,105  11,735  28,538

         LONG TERM DEBT, LESS             3        1    183      --  10,742
             CURRENT PORTION

         MANDATORY REDEEMABLE            --       --     --     750      --
              PREFERRED STOCK

         STOCKHOLDERS' EQUITY         2,668    3,809  6,533   8,460  11,730



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

        The following discussion of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements and the related notes thereto appearing elsewhere in this Report.

RESULTS OF OPERATIONS

Year Ended December 31, 1997 ("1997") Compared to Year Ended December 31, 1996 ("1996")

      Net sales increased 110% from $25.7 million in 1996 to $54 million in 1997. The increase was due primarily to the acquisition in January 1997 of Battery Network, which added $22.1 million in sales, and in May 1997 the acquisition of CTB, which added $3.8 million in sales. Additionally, Advanced Fox's cellular accessory business continued to grow (up 22% compared to 1996) and Tauber, reversing a decline in 1995, increased sales in 1997 to $9.6 million (up 6% compared to 1996).

      Gross profit increased 109% from $7.8 million in 1996 to $16.3 million in 1997, again due primarily to the acquisitions of Battery Network and CTB. In addition, Advanced Fox's gross profit increased $1.3 million (or 25%) to $6.5 million compared to $5.2 million in 1996. Overall gross profit as a percentage of sales decreased to 30.2% from 30.6 principally due to lower gross margins in the Battery Network product line.

      Selling, general and administrative ("SG&A") expenses increased 110% from $7.0 million in 1996 to $14.5 million in 1997, and as a percentage of sales decreased from 28% in 1996 to 27% in 1997. The increases were substantially due to the added SG&A expenses (approximately $7 million) resulting from the Battery Network and CTB acquisitions. Additionally, Advanced Fox's SG&A increased 18% from $3.7 million in 1996 to $4.4 million during 1997, due primarily to increased warehouse space in Huntingdon, PA, increased utilization of office space in Huntingdon, PA, addition of new sales office and associated warehouse space in Miami, Florida at mid year 1997, and increased selling and telemarketing support.

      Interest expense in 1997 increased to $727,000 from $15,000 in 1996 due entirely to increased borrowings related to a Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997, as amended May 13, 1997, (the "Loan Facility"), between IBJ Schroder Bank & Trust Company and the Company. Borrowing against the Loan Facility in 1997 consisted primarily of $8.3 million as the cash portion of the purchase price of the Battery Network acquisition, $0.075 million as the cash portion of the purchase price of the CTB acquisition, $0.560 million of indebtedness paid by the Company at the closing of the CTB acquisition, and the balance as working capital. As of December 31, 1997, the principal amounts outstanding of Term Loans and the Revolver Loans were $8.892 million and $1.85 million, respectively.

      Subsequent to the end of 1997, the Company hired Alan W. Baldwin as Chief Executive Officer and Director. In February 1998, Dave Peterson, President of the Company's Specific Energy operation was promoted to replace William Sapp as President of Battery Network and Tauber.

Year Ended December 31, 1996 ("1996") Compared to Year Ended January 31, 1995 ("1995")

        Net sales increased 22.4% from $21.0 million in 1995 to $25.7 million in 1996. The increase was primarily due to the continued growth of Advanced Fox's cellular accessory business (up 45.7% as compared to 1995), as well as an increase in Specific Energy's retail sales, partially offset by a 5.1% decline in Tauber's value added and distribution sales.

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

        SG&A expenses increased from $4.6 million in 1995 to $7.0 million in 1996 and as a percentage of sales increased from 21.7% in 1995 to 27.3% in 1996. The increases were substantially due to (i) an increase in marketing, selling and distribution costs incurred by Advanced Fox, which resulted in and is attributable to increased revenues, (ii) contract termination costs relating to the resignation of the Company's Chief Executive Officer, (iii) addition of management employees, (iv) general and administrative expenses associated with the responsibilities of a publicly held corporation, and (v) start-up expenses relating to the opening of four Battery Max departments leased in Office Max outlets.

        Interest expense net decreased from approximately $81,000 in 1995 to approximately $15,000 in 1996, principally due to the reduction in borrowings, and interest income earned on invested cash from the proceeds of the initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's requirement for capital is to fund (i) sales growth, (ii) capital equipment expenditures related to Year 2000 system compliance and manufacturing tooling, and (iii) financing for acquisitions. The Company's primary sources of financing during 1997 and 1996 were cash flow from operations, equity issuances and bank borrowings.

      Net cash used in operating activities for the year ended December 31, 1997 was approximately $1.8 million. Net cash provided from operating activities during 1996 and 1995 was $ 0.193 million and $ 0.607 million, respectively. The increase in cash used in operating activities during 1997 was comprised of net income of $ 0.568 million, plus depreciation of $ 0.647 million, offset by net changes in assets and liabilities of approximately $3 million. The major changes in assets and liabilities included increased accounts receivable, inventory and accounts payable of $1.7 million, $2.5 million, and $1.4 million, respectively, arising primarily from increased sales at Advance Fox as well as the added sales volume resulting from the acquisition of Battery Network and CTB.

      Net cash used in investing activities in 1997 was approximately $12.2 million, consisting of approximately $10.7 million (net of cash acquired) utilized in the acquisition of Battery Network during January 1997, and approximately $0.85 million (net of cash acquired) utilized in the acquisition of CTB during May 1997. Net cash used in investing activities during 1996 and 1995 was approximately $0.458 million and $0.973 million, respectively. Of the 1996 and 1995 totals approximately $0.051 million and $0.72 million, respectively, were utilized by the Company to fund the acquisition of Specific Energy.

      Net cash provided by financing activities was approximately $11.9 million during 1997, comprised of approximately $3.0 million borrowings under the term loan facility, approximately $8.9 million borrowings under the revolving credit facility, and approximately $2.7 million from the issuance of the Company's Common Stock. Net cash utilized by financing activities during 1997 consisted primarily of $0.55 million payments under the term loan facility, $0.75 million payment for redemption of preferred stock, approximately $1.2 million repayment on subsidiary borrowings, approximately $0.18 million prepaid financing and acquisition costs related to the Battery Network acquisition, and $0.05 million payment of preferred stock dividends. Cash provided by financing activities during 1996 consisted primarily of $9.1 million net proceeds of the Initial Public Offering, of which $6.7 million was paid to the former stockholders of Advanced Fox and Tauber. Cash provided by financing activities during 1995 was primarily $1.5 million proceeds from a private placement, of which approximately $0.423 million was utilized as payment on borrowings and $0.27 million was prepaid offering costs.

      On April 8, 1996, the Company completed its initial public offering (the "Offering") of 2,300,000 shares of Common Stock at an initial public offering price of $5.00 per share and 2,300,000 redeemable common stock purchase warrants (the "Warrants") at $0.10 per Warrant. The net proceeds to the Company, net of underwriting discounts and Offering costs, were approximately $9.1 million. Simultaneously with the closing of the Offering, the Company acquired by merger or stock acquisition Advanced Fox and Tauber
(collectively, the "Merger Companies") by issuing 960,000 shares of Common Stock and options to purchase 50,000 shares of common Stock at a price of $5.00 per share, and paid approximately $5.9 million in cash to the former stockholders of the Merger Companies. The Company simultaneously paid an additional $0.8 million in cash to the former stockholders of the Merger Companies in connection with price adjustments stipulated in the respective merger agreements. The cash consideration paid to the former stockholders of the Merger Companies has been reflected as a reduction of stockholder's equity in the consolidated financial statements. The remaining cash proceeds from the Offering were used for general corporate purposes.

      In May 1996, the Company redeemed from the net proceeds of the Offering 250,000 of the 1,000,000 outstanding shares of Series A Preferred Stock at the redemption price of $1.00 per share plus accrued dividends at 8% per annum. Pursuant to their terms, in April 1997, the Company redeemed 750,000 of the outstanding shares of Series A Preferred Stock at a redemption price of $1.00 per share plus accrued dividends at 8% per annum, a total of $0.80 million.

      On January 7, 1997 effective January 1, 1997 the Company acquired the business and related assets of Battery Network, which operates principally in California, New Jersey and Illinois.

      The purchase price of approximately $11.2 million consisted of (i) approximately $8.3 million in cash, subject to adjustment to the extent that the net worth, as defined of Battery Network, exceeded or was less than $7.3 million; (ii) 550,000 shares of Common Stock valued at a price of $4.125 per share and five year options to purchase an additional 225,000 shares at an exercise price of $4.50 per share, and (iii) approximately $0.63 million in transaction costs.

      The Battery Network agreement also provides the sellers the contingent right to receive additional consideration of up to $1 million in cash, 350,000 shares of Common Stock and five year options to acquire 250,000 shares of Common Stock, of which half are exercisable at $4.50 per share and half are exercisable at $6.00 per share. Payment of the additional consideration is to be based on the excess amount by which the combined "pre-tax income" as defined of Battery Network and Tauber, exceeds (i) $2,100,000 for the year ending December 31, 1997 (the "One-Year Period"), (ii) $4,200,000 for the two years ending December31, 1998 (the "Two-Year Period") or (iii) $6,300,000 for the three years ending December 31,1999 (the "Three Year Period"), with the maximum amount of additional consideration to be paid if the excess is $400,000 for the One-Year Period, $800,000 for the Two-Year Period or $1,200,000 for the Three-Year period. The sellers also entered into employment agreements and were granted options under the Company's Stock Option Plan purchase an aggregate of 50,000 shares of Common Stock.

      During 1997, there was no additional consideration earned or has paid by the Company to the sellers of Battery Network, Inc., and the Company does not expect to pay any additional consideration related to this acquisition.

      On May 12, 1997, the Company acquired the business and related assets of CTB. The purchase price of approximately $615,000 consisted of (i) cash of approximately $75,000 (ii) 193,000 shares of common stock valued at $2.35 per share or $446,985 and (iii) approximately $93,000 in transaction costs. In addition, the Company assumed liabilities of $1,321,000. As part of its assumption of liabilities, the Company paid at the closing indebtedness of CTB of approximately $560,000. The CTB agreement provides the President and sole stockholder of the seller with a three-year employment agreement.

      The cash portion of the purchase price of the Battery Network and CTB transactions, as well as the repayment of CTB debt of $560,000 to its collateralized lender was funded with a portion of the proceeds of a borrowing pursuant to a Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997, as amended May 13, 1997, (the "Loan Facility"), between IBJ Schroder Bank & Trust Company, as Agent ("IBJ") and the Company and all its subsidiaries. The Loan Facility consists of a $3,000,000 Term Loan (the "Term Loan") payable in 35 monthly installments of $50,000 each with the balance to be paid at maturity and a Revolving Credit Facility (the "Revolver Loan") of up to $10,000,000 to be advanced at the rate of 80% of eligible accounts receivable and 50% of inventories. The Revolver Loan bears interest at the rate of 1/4 of 1% plus the higher of (i) the base commercial lending rate of IBJ or
(ii) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 1/4 of 1%, or, at the option of the Company at the

Eurodollar rate plus 2%. The Eurodollar rate is defined as Libor for a designated period divided by one less the aggregate reserve requirements. The interest on the Term Loan is 1/2% higher than the interest rate on the Revolver Loans. The Loans Facility is secured by a pledge of the assets of the borrowers and a pledge of the outstanding capital stock of the subsidiaries of the Company. As of December 31, 1997, the principal amounts outstanding of Term Loan was $2.45 million and the Revolver Loan was $8.89 million.

      The Loan Facility contains certain covenants that include maintenance of certain financial ratios, maintenance of certain amounts of working capital and net worth as well as other affirmative and negative covenants. At December 31, 1997, the Company was not in compliance with certain of these covenants. On April 14, 1998, the Company entered into an amended credit agreement whereby the non-compliance at December 31, 1997 was waived, and the financial covenants through December 31, 1998 were amended to reflect the Company's current projections.

      Pursuant to the Management Agreement with Founders Management Services, Inc. ("Founders"), the Company paid Founders, for its origination and negotiating services in connection with the acquisitions of Battery Network and the loan facility, $240,000 and issued to the designees Founders warrants to purchase100,000 shares of Common Stock at a price of $4.125 per share.

      Based upon its present plans, management believes that operating cash flow, available cash and available credit resources will be adequate to make the repayments of indebtedness described herein, to meet the working capital cash needs of the Company and to meet antpated capital expenditure needs during the 12 months ending December 31, 1998. Although the Company would intend to issue shares of Common Stock as its primary method of financing acquisitions, it anticipates that additional funds may be required to successfully implement its acquisition program, and will use various methods to finance acquisitions, including raising new equity capital, for this purpose.

SEASONALITY AND INFLATION

        The Company's net sales typically show little or no significant seasonal variations, although net sales may be affected in the future by timing of retail store openings or acquisitions.

        The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.

FACTORS AFFECTING FUTURE OPERATING RESULTS

        This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are those that do not state historical facts and are inherently subject to risk and uncertainties. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Such risks and uncertainties include:

        1. Possible competition from the primary battery cell manufacturers, Panasonic, Sanyo and others, which could materially affect the Company's after-market sale of batteries, battery packs and accessories.
        2. Possible expanded competition from OEM manufacturers of cellular telephones and two-way radios to include increased emphasis on after-market sales of batteries, battery packs and accessories.
        3. Increased competition on the part of telephone carriers to replace traditional dealers and distributors with their own direct sales locations. Such a move on the part of the carriers could materially affect the Company's sales to the traditional dealers and distributors.
        4. The uncertainty and lack of financial stability in Asia could potentially effect one or more of the Company's suppliers of cellular products in the Far East. This could have the effect of delaying or interrupting shipments of products and could materially affect the Company's projected sales during 1998.

YEAR 2000 ISSUES

        As is the case with most other companies using computers, the Company is in the process of addressing the Year 2000 problem. The Company is currently engaged in a comprehensive project to upgrade its information, technology, and manufacturing computer software to programs that will consistently and properly recognize the Year 2000. Many of the Company's systems include new hardware and new packaged software recently purchased or to be purchased from large vendors who have represented that these systems are Year 2000 compliant. The Company is also in the process of obtaining assurances from vendors that timely updates will be made available to make all remaining purchased software Year 2000 compliant.

        The Company will utilize both internal and external resources to replace and test all of its software for Year 2000 compliance, and the Company expects to complete the project late in 1998 or early in 1999. The estimated cost for this project could range as high as $750,000, including approximately $550,000 for new systems that will be capitalized. This cost is being funded by a combination of operating cash flows and capital leases for the new systems. Failure by the Company and/or vendors and customers to complete Year 2000 compliance work in a timely manner could have a material adverse effect on certain of the Company's operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Company's consolidated financial statements as of December 31, 1997 and for each of the three years in the period ended December 31, 1997 are included in this report as listed in the Index to Financial Statements in Item 14.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

                                   PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        The following table sets forth as of April 10, 1998, the name of each Director and executive officer of the Company, his or her principal occupation and the nature of all positions and offices with the Company held by him or her. The Directors of the Company will hold office until the next Annual Meeting of Stockholders.
                                                                    First
                                                                    Became
    Name                        Age   Office-Principal Occupation   Director
-------------------------------------------------------------------------------
    Warren H. Haber             57    Chairman of the Board         1983
    Alan W. Baldwin             61    President, Chief Executive    1998
                                        Officer and Director
    Ronald E. Badke             52    Vice President, Chief
                                        Operating Officer, and Chief
                                        Financial Officer
    David R. Peterson           49    President of Battery Network

    John L. Teeger              54    Vice President, Secretary and 1983
                                        Director
    Robert W. Tauber            73    Vice President and Director   1996
    Steve Rade                  59    Executive Vice President and
                                        Director
    Bruce Barnet                52    Director                      1995
    John Simon                  54    Director                      1995
    Fred Corrado                57    Director                      1996
    William Schlesinger Sapp    66    Director                      1997

Each executive officer serves at the discretion of the Board of Directors.

        Mr. Haber has been Chairman of the Board of the Company since its incorporation in November 1983, and was its acting Chief Executive Officer from September 1996 to January 1998. For more than 20 years, he has been Chairman of the Board and Chief Executive Officer of Founders Equity, Inc., Founders Management Services, Inc. and affiliates (collectively, the "Founders Group"), all private investment concerns engaged in identifying businesses for acquisition in principal transactions and managing businesses for its own account. From June 1993, until January 1998, Mr. Haber was Chairman of the Board and Chief Executive Officer of HealthRite, Inc., a distributor and producer of nutritional supplements. He is a director of Beverly Glen Medical Systems, American Life Care Corporation, and Grand Charter, Ltd. Mr. Haber has been for more than 20 years an officer and director of Founders Property, Inc., a private real estate investment concern.

        Mr. Baldwin, has been President, Chief Executive Officer and Director of the Company since he joined the Company in January 1998. Previously from March 1994 through October 1997 he had been Chairman of the Board and Chief Executive Officer of Lunn Industries, Inc. From 1990 through
February 1994 and from October 1997 through December 1997 Mr. Baldwin was an independent business consultant. From 1987 through 1989, Mr. Baldwin was Chairman of the Board and Chief Executive Officer of Hytek Microsystems, and from 1982 through 1986 he was Chief Executive Officer of American
Fiber Optics. From 1968 through 1982 he held various senior management positions with TRW, Inc. and Q.T. Wiles & Associates. He is also a director of Advanced Technical Products, Inc.

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

        Mr., Peterson, President of Battery Network since February 1998, had been President of Specific Energy since April 1996. He joined the Company in September 1995. Previously he had been President of Renaissance Executive Forums from September 1994 through August 1995 and he had held various sales, marketing and management positions at Avery Dennison Corporation from December 1971 through August 1994.

        Mr. Teeger, Vice President, Secretary and Director and, until November 1995, the Company's Chief Financial Officer, since its incorporation in November 1983, has been employed since 1981 by, and has served since 1984 as President of, the Founders Group. He had been an officer and director of HealthRite Inc. from December 1993 to January 1998. He is a director of Beverly Glen Medical Systems and American Life Care Corporation. From 1976 to 1981, he was Vice President - Corporate Finance of Bear Stearns & Company, Inc., investment bankers.

        Mr. Tauber, Vice President and a Director since April 1996, has been the President and a Director of Tauber Electronics, Inc. since it was founded by him in 1975.

        Mr. Rade, has been Vice President (Executive Vice President since August 1996) and a Director since April 1996. He has been the President, Chief Executive Officer and a Director of Advanced Fox Antenna, Inc. since he founded the company in 1990.

        Mr. Barnet, has been President of Cahners Publishing Company since 1996. Prior thereto, he had been, from March 1993 until 1996, Chief Executive Officer of Cowles Enthusiast Media, from November 1991 to March 1993 an independent investor and consultant, and from October 1990 to November 1991 President of the Family Media Publications of Riordan Publishing Company. From 1969 to 1990 he was associated with Time inc., the last two years as President of Time Inc. Magazines - Asia. Mr. Barnet is also a director of General Cigar, Reed Elsevier, Inc USA and Mainspring Communications.

        Mr. Simon, is a Managing Director of the investment-banking firm of Allen & Company Incorporated, with which firm he has been affiliated for more than 20 years. He is also a director of Immune Response Corp., Advanced Technical Products, Inc., and Neurogen Corporation.

        Mr. Corrado, has been Vice Chairman and Chief Financial Officer of The Great Atlantic & Pacific Tea Company for more than five years.

        Mr. Sapp, who was appointed a Director in February 1997, is the founder of Battery Network of which he had been an officer, director and principal stockholder for more than five years.

ITEM 11.      EXECUTIVE COMPENSATION

        Batteries Batteries, Inc. did not conduct any operations prior to June 6, 1995, the date of its acquisition of Specific Energy Corporation. No executive officer or director received any compensation from Batteries Batteries, Inc prior to such date.

        The following table sets forth for the years ended December 31, 1997, December 31, 1996, and December 31, 1995, the compensation for services rendered in all capacities to the Company and subsidiaries by the Chief Executive Officer and the four highest paid executive officers who received compensation in excess of $100,000 for the year ended December 31, 1997.


                          SUMMARY COMPENSATION TABLE

NAME                                         PERIOD         SALARY ($)

Warren H. Haber,                       Year ended 12/31/97      (1)
Chairman of the Board and acting       Year ended 12/31/96      (1)
Chief Executive Officer                Year ended 12/31/95      (1)

Robert W. Tauber,                      Year ended 12/31/97    128,269
Vice President and Director            Year ended 12/31/96    177,865
                                       Year ended 12/31/95    578,500

Stephen Rade,                          Year ended 12/31/97    350,000 (2)
Executive Vice President and           Year ended 12/31/96    347,825 (3)
Director                               Year ended 12/31/95     98,608 (4)

Ronald E. Badke                        Year ended 12/31/97    135,000 (5)
Vice President, Chief Operating        Year ended 12/31/96    129,515 (6)
Officer And Chief Financial Officer

William Sapp                           Year ended 12/31/97    103,953
Vice President
---------------------
(1) Appointed acting Chief Executive Officer in September 1996. See Item 13 for compensation paid to his affiliate.
(2) Includes a bonus of $200,000 earned in 1997 and payable in 1998 pursuant to an agreement relating to the acquisition of Advanced Fox. See Item 12.
(3) Includes a bonus of $157,768 earned in 1996 and paid in 1997 pursuant to an agreement relating to the acquisition of Advanced Fox. See Item 12.
(4) Represents a management fee paid to an affiliate of Mr. Rade, who did not otherwise receive compensation for his services.
(5) Does not include an earned bonus of $15,000 earned in 1996 and paid in 1997.
(6) Includes an earned bonus of $15,000 payable in 1997. Mr. Badke joined the Company in November 1995.

         The Company entered into employment agreements in April 1996 with each of Messrs. Rade and Tauber. The agreements provide for Mr. Rade to receive a salary of $150,000 per annum during the three-year term and for Mr. Tauber to receive a salary of $150,000 during the first year and $120,000 during the second year. Mr. Tauber's agreement terminated on April 11, 1998. Mr. Rade's agreement obligates the Company to continue his compensation for the term of the agreement in the event of a termination of the officer's employment by the Company without cause. Messrs. Tauber and Rade have agreed not to compete with the Company or solicit any employees of the Company for a period of five years, subject to a shorter period should the Company breach the agreement. Applicable law may reduce the time period of the covenant not to compete.

        Mr. Ronald E. Badke is employed pursuant to an employment agreement as amended in January 1998 expiring March 31, 1999 at an annual salary of $120,000 through December 31, 1997 and $135,000 thereafter with provision for an annual bonus of up to 25% of the base salary subject to the achievement of certain goals.

        In January 1997, pursuant to agreements related to the Battery Network acquisition, each of Mr. William Steven Sapp ("WSS"), Mr. James Sapp ("JS") and Ms. Susan Grandt ("SG"), then affiliates of Battery Network, entered into employment agreements with Battery Network, providing for their employment as officers of Battery Network at a base salary of $100,000 per annum, with WSS and JS to be employed for three years and SG for six months ended July 1997. with each to serve as a consultant thereafter. The agreements with WSS and JS provide that they are to be paid annual bonuses not to exceed $400,000 in the aggregate for any year, computed as the sum of (i) 30% of the first $300,000 by which the combined pre-tax income of Battery Network and Tauber exceeds $2,500,000 for the year ended December 31, 1997, $2,750,000 for the year ended December 31, 1998, and $3,025,000 for the year ended December 31, 1999, and (ii) 40% of the amount by which the combined pre-tax income for the foregoing years exceeds, respectively, $2,800,000, $3,050,000 and $3,325,000. WSS, JS and SG also received five-year stock options under the Company's Stock Option Plan to purchase an aggregate of 50,000 shares of Common Stock at a price of $4.50 per share. See below for information as to the termination of the employment of James Sapp and of William Steven Sapp.

      Mr. Alan W. Baldwin is employed pursuant to a three year employment agreement, dated January 8, 1998 which provides for an annual salary of $165,000 and an annual incentive bonus based on meeting specific annual performance goals but not to exceed 50% of his base salary. The agreement provides for the grant of a five year stock option under the Company's Stock Option Plan to Mr. Baldwin to purchase 200,000 shares of Common Stock at a price of $2.6875 per share, the closing sales price on NASDAQ on January 8, 1998. The option may not be exercised as to more than 66,666 shares prior to January 8, 1999 and 133,334 shares prior to January 8, 2000.

      On February 2, 1998 the Company entered into an employment agreement with Mr. David Peterson who is President of the Specific Energy subsidiary providing for his employment as President of Battery Network at an annual salary of $100,000 during the three year term and an annual incentive bonus based on meeting specific annual performance but not to exceed 50% of his base salary. Mr. Peterson was also granted an option under the Company's Stock Option Plan to purchase 50,000 shares at a price of $2.375 per share, the closing sales price on February 2, 1998 on NASDAQ. Exercise of the option is limited to not more than 16,666 shares prior to February 2, 1999 and 33,334 shares prior to February 2, 2000. Both Mr. Baldwin's and Mr. Peterson's options may not be exercised prior to approval of an amendment to the Company's Stock Option Plan authorizing sufficient additional shares of Common Stock to permit their exercise under the Plan.

      The terms of the respective employment agreements were negotiated on an arm's-length basis with each of the officers.

      On January 9, 1998 the Company and Mr. James Sapp agreed to the termination of his employment agreement, which was to expire on January 9, 2000. The termination agreement provides for the continuation of his salary and benefits through March 10, 1998 and the termination of his employee stock option to purchase 16,135 shares.

      Mr. Peterson replaced as President of Battery Network Mr. William
Steven Sapp who was also relieved on that date of his duties as Vice President of the Company.

      Directors. The Company does not pay a fee to its directors. It reimburses those who are not employees of the Company for their expenses incurred in attending meetings.

      Stock Options. The Company's Stock Option plan (the "Plan") relates to 250,000 shares of its Common Stock and authorizes the Board of Directors or a Stock Option Committee appointed by the Board to grant incentive stock options and non-incentive stock options to officers and key employees, directors, and independent consultants, with directors who are not employees and consultants eligible only to receive non-incentive stock options. The Board has authorized, subject to stockholders approval, an increase to 450,000 in the number of shares subject to the plan.

      The following table sets forth the details as to the options granted during and held at the end of the year ended December 31, 1997 by the executive officers set forth in the Summary Compensation Table (none of Messrs. Haber, Tauber and Rade have been granted options under the Plan, but see Item 13 with respect to warrants granted to Mr. Haber with respect to the Battery Network acquisition).

                      Option Grants in Last fiscal Year



                                                                                       Potential realizable value
                                                                                       at assumed annual rates
                                              Percent of Total                         of stock price appreciation
                         Number of Shares     Options          Exercise                For option Term (1)
                         Underlying Options   Granted in       Price per  Expiration
Name                     Granted              Fiscal Year      Share      Date              5%         10%
-----------------------------------------------------------------------------------------------------------------------
Ronald E. Badke           25,000 (1)           100%             2 7/8        04/15/02   $91,733       $115,755
-----------------------
(1)      Granted pursuant to Stock Option plan

                        Fiscal Year End Option Values


                                          Number of Shares Underlying
                                          Unexercised Options at Fiscal
                                          Year End (1)


Name                            Exercisable     Unexercisable
------------------------------------------------------------------------------

Ronald E. Badke                    34,999           30,001
------------------------
(1) None of the outstanding options held by the named individual were in-the-money on December 31, 1997

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT

              The following table sets forth information with respect to the beneficial ownership as of April 10, 1998 of shares of Common Stock of each executive officer and director, and of each stockholder of the Company known to own beneficially more than 5% of the outstanding shares of Common Stock and all officers and Directors as a group.

                                          SHARES
                                     BENEFICIALLY OWNED            PERCENTAGE
                                    -------------------            ----------

Warren H. Haber                      235,006 shares (1)               4.9%

John Teeger                          105,862 shares (2)               2.2%

Robert W. Tauber                     245,000 shares (3)               5.2%
       2192 Harbour Heights Road
       San Diego, CA 92109

Stephen Rade                         660,000 shares                  12.6%
       3915 Sommers Drive
       Huntingdon, PA 19606

Ronald E. Badke                       34,999 shares (4)                **

Bruce A. Barnet                       27,626 shares (5)                **

John Simon                            10,360 shares (6)                **

Fred Corrado                          10,000 shares (4)                **

William Steven Sapp*                 278,932 shares (7)               5.8%

James Sapp*                          250,093 shares (8)               5.3%

Susan Grandt*                        278,840 shares (9)               5.8%

William Schlesinger Sapp                   None

Alan W. Baldwin                       66,667 shares (10)               **

David R. Peterson                     27,917 shares (11)               **

Directors & officers as a group    1,423,437 shares (10)             28.2%
         (13 persons)

----------------------
*       The  address for each of Messrs.  William Steven Sapp and James
        Sapp and Ms. Susan Grandt is c/o Battery Network, Inc., 4071 Albany Street, McHenry, Il 60050

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

(7)     Includes 92,977 shares issuable upon exercise of options.

(8)     Includes 72,608 shares issuable upon exercise of options.

(9)     Includes 93,280 shares issuable upon exercise of options.

(10)    Includes shares issuable upon exercise of options within 60 days.

(11)    Includes 16,667 shares issuable upon exercise of options within 60 days.

(12) Includes 299,053 shares subject to options and warrants described in the foregoing notes.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In June 1995, the Company sold in a private placement at a price of $3.00 per Unit 500,000 Units, each consisting of two shares of 8% Preferred Stock, Series A and one share of Class A Common Stock, an aggregate of 1,000,000 shares of Preferred Stock, Series A and 500,000 shares of Class A Common Stock, which were subsequently, as a result of a 1.47 for one stock split in December 1994 and a .70475 for one reverse stock split in March 1996 increased to 517,990 shares. Included among the purchasers were Mr. Warren H. Haber, Chairman of the Board, who along with his children and brother acquired 112,500 Units; Mr. John L. Teeger, Vice President, Secretary and Director, who along with his wife and children acquired 33,333 1/3 Units; the wife of Mr. Donald L. Luke, at the time President and Chief Executive Officer and a Director, who acquired 66,666 2/3 Units; Allen & Company Incorporated, of which Mr. John Simon is a Managing Director, which acquired 83,333 1/3 Units; and Mr. Bruce Barnet, a Director, who acquired 16,666 2/3 Units. The shares of Series A Preferred stock were redeemed in full in May 1996 and April 1997 at a price of $1,000,000 plus accrued dividends.

        In consideration for the acquisition of Tauber and Advanced Fox, the Company in April 1996 issued to Mr. Robert W. Tauber 300,000 shares of Common Stock and a five year option to purchase an additional 50,000 shares at $5.00 per share and issued to Mr. Stephen Rade 660,000 shares of Common Stock; and paid cash of $3,289,000 to an affiliate of Mr. Tauber, and $2,175,000 to Mr. Rade. Mr. Rade also has a contingent right to receive additional cash consideration of up to $600,000, but not more than $200,000 per year, depending on the achievement of designated levels of pre-tax earnings by the Advanced Fox subsidiary over the three year period ending December 31, 1998. Mr. Rade earned $176, 353 and $157,758 based on the earnings of Advanced Fox for the years ended December 31, 1997 and December 31, 1996, respectively.

         The principal offices of Advanced Fox, which comprise approximately 6,400 square feet in Huntingdon Valley, Pennsylvania, are occupied under a five-year lease terminating December 31, 1999 with Rare Limited Partnership, of which Mr. Rade and his wife are the partners. The lease, as amended with respect to additions to the facility, provides for an annual rent of $70,000 with the tenant obligated to pay the applicable real estate taxes, and maintenance and insurance costs. Rental payments for the twelve months ended December 31, 1997, December 31, 1996 and December 31,1995 were $76,000, $70,000 and $55,800, respectively.

        On January 7, 1997 the Company acquired the business and related assets of Battery Network, a major assembler and wholesale distributor of specialty batteries servicing customers in the United States, Canada and Europe. The purchase was effected through the acquisition of (i) the outstanding capital stock of Battery Network, which in anticipation of the acquisition by the Company had merged with Alexander Battery Co. East, Inc., Alexander Battery Co. West, Inc., and Alexander Battery Co. South, Inc. (collectively, "Alexander Battery"), (ii) the outstanding capital stock of W.S. Battery Sales & Company, Inc. ("WSB"), and (iii) substantially all of the assets of WSJ Enterprises, Inc. ("Enterprises"). WSS, JS and their sister SG, or their parents, William Schlesinger Sapp, the founder of the companies, and Dolores Sapp owned

Battery Network, Alexander Battery and WSB. Enterprises is owned by their affiliate, W.S. Battery Sales & Co. Inc. Employee Stock Ownership Plan & Trust.

        The purchase price consisted of (i) a cash payment of $8,314,551 and
(ii) the issuance of an aggregate of 550,000 shares of Common Stock and five-year options to purchase additional 225,000 shares at an exercise price of $4.50 per share. The cash portion of the purchase price is subject to adjustment to the extent that the combined net worth as adjusted of Battery Network, WSB and Enterprises as defined in the acquisition agreement exceeds or is less than $7.3 million as of December 31, 1996.

        The Battery Network agreement also provides WSS, JS and SG with the contingent right to receive additional consideration of up to $1 million in cash, 350,000 shares of Common Stock, and five-year options to acquire 250,000 shares of Common Stock, with one-half of the options exercisable at $4.50 and one-half exercisable at $6.00 per share. Payment of the contingent consideration is to be based on the amount by which the amount of the combined "pre-tax" income of the acquired companies and Tauber exceeds (i) $2,100,000 for the year ending December 31, 1997, (ii) $4,200,000 for the year ending December 31, 1998, or (iii) $6,300,000 for the year ending December 31, 1999, with the maximum amount of consideration payable if the excess is $400,000, $800,000 or $1,200,000 for the years ending in 1997, 1998 and 1999, respectively.

        Upon consummation of the acquisition, Battery Network entered into leases with J.W.S. Partnership, an affiliate of WSS, JS and SG, with respect to its facilities in McHenry, Illinois and North Branch, New Jersey. Each lease is for a five-year term and contains a five-year renewal option. Aggregate rent for the two leases is $143,000 per annum, subject to increases commencing in the third year based on incremental increases in the Consumer Price Index. The lessee is to bear the cost of insurance, real estate taxes and maintenance relate to the properties.

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

        Messrs. Warren H. Haber, Chairman of the Board and John L. Teeger, Vice President, Secretary and Director of the Company are the sole stockholders, officers and directors of Founders Management Services Inc. ("Founders"). Pursuant to an agreement dated as of June 6, 1995, as subsequently amended, Founders provides advice and consultative services regarding management, overall strategic planning, acquisition policy, relations with commercial and investment banking institutions, and stockholders matters to or on behalf of the Company. The agreement is for a term expiring in April 1999, subject to five one-year renewal options and provides for Founders to receive a base fee of $150,000 per annum. Founders is also to receive an additional fee of 5% of the Company's annual pre-tax income in excess of $1,250,000. Under the agreement, Founders was entitled to receive originating fees with respect to acquisitions or financings for which it performed originating services - the fee to be that customarily charged by non-affiliated investment bankers or professional originators for transactions of similar size and nature. To determine the fees customarily charged, the Company is to review then current proxy statements and investment publications and consult with nonaffiliated investment bankers for the computation of originating fees in similar transactions as those in which the Founders' originating services have been employed. The amount of the fee is to be subject to the approval of a majority of the Directors not affiliated with Founders. Founders received for its origination and consultation services in connection with the combination with Advanced Fox and Tauber a fee of $150,000; and in connection with the Battery Network acquisition and related financing of $13,000,000, a fee of $240,000 and five year warrants to purchase 100,000 shares of Common Stock at a price of $4.125 per share issued to the extent of 50,000 shares each to Messrs. Haber and Teeger as designees of Founders. The Company believes that the terms of the management services agreement are no less favorable than the terms the Company could have received from an unaffiliated party.

        In February 1998 the Management Agreement was revised by mutual consent to eliminate the origination and incentive fee provisions of the original agreement, and to establish April 30, 1999 as the expiration date for the Agreement. The revised agreement thereby limits fees paid to Founders to an annual fee of $150,000, payable monthly.

                                   PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        The following is an index of consolidated financial statements of Batteries Batteries, Inc., and subsidiaries, financial statement schedules and exhibits included in Part IV, Item 14:

FINANCIAL STATEMENTS                                                      PAGE
--------------------                                                      ----
Consolidated Balance Sheets - December 31, 1997 and December 31, 1996...  F-2

Consolidated Statement of Operations - Years ended December 31, 1997,
December 31, 1996 and December 31, 1995.................................  F-3

Consolidated Statement of Stockholders Equity - Years ended
December 31, 1997 December 31, 1996 and December 31, 1995...............  F-4

Consolidated Statement of Cash Flow - Years ended December 31, 1997,
December 31, 1996 and December 31, 1995.................................  F-5

FINANCIAL SCHEDULES
-------------------


EXHIBITS
--------


EXHIBITS
2(a)      Copy of Agreement and Plan of Merger with respect to Advanced Fox Antenna, Inc.*
2(a)-1    Copy of Amendment to Merger Agreement*
2(b)      Copy of Stock Purchase Agreement with respect to Tauber Industries Inc.*
2(b)-1    Copy of Amendment to Stock Purchase Agreement*
2(c)      Copy of Stock Purchase Agreement with respect to Specific Energy Corp.*
2(d)      Copy of Stock Purchase Agreement relating to Battery Network, Inc. **
2(e)      Copy of Stock Purchase Agreement relating to W.S. Battery Sales & Company, Inc.**
2(f)      Copy of Asset Purchase Agreement relating to WSJ Enterprises, Inc.**
3(a)      Certificate of Incorporation of Company and amendments thereto*
3(b)      By-Laws of Company*
4(a)      Copy of Common Stock Certificate*
4(b)      Copy of Warrant*
10(a)     Copy of Warrant Agreement related to Redeemable Stock Purchase Warrants*
10(b)     Form of Purchase Option issued to underwriter of initial public offering*
10(c)     Copy of Preferred Stock, Series A Certificate*
10(d)     Stock Option Plan of Company*
10(d)-1   Forms of Option Agreement under the Plan*
10(e)     Copy of option issued to Mr. Robert W. Tauber*
10(f)     Copy of Management Services Agreement between Company and Founders Management
           Services, Inc., as amended*
10(g)     Copy of Employment Agreement with Robert W. Tauber*
10(h)     Copy of employment agreement with Stephen Rade, as amended*
10(i)     Copy of Employment agreement with William Steven Sapp**
10(j)     Copy of Employment agreement with James Sapp**
10(j)-1   Copy of Agreement dated January 8, 1998 between the Company and James
           Sapp related to the employment agreement
10(k)     Copy of Employment agreement with Susan Grandt**
10(l)     Copy of employment Agreement with Mr. Ronald E. Badke*
10(m)     Copy of agreement relating to termination of the Employment
           Agreement of Donald L. Luke***
10(n)     Copy of lease between Advanced Fox Antenna, Inc. and Rade Limited Partners*
10(o)     Copy of lease with J.W.S. Partnership related to the McHenry, Illinois property**
10(p)     Copy of the lease with J.W.S. Partnership related to the North Branch, New Jersey property**
10(q)     Copy of Registration Rights Agreement between Company and Messrs. Tauber and
           Rade*
10(r)     Form of Warrant issued to each of Warren H. Haber and John L. Teeger **
10(s)     Copy of Revolving Credit, Term Loan and Security Agreement, dated
           January 6, 1997 among IBJ Schroder Bank & Trust Company as Agent and the Company, Advanced Fox Antenna, Inc., Tauber Electronics Inc.,
           Battery Acquisition Corp., Specific Energy Corporation, Battery
           Network, Inc. and W.S. Battery & Sales Company, Inc. (the "Loan
           Agreement)**
10(s)-1   Copy of Amendment No. 1 to the Loan Agreement and Joinder Agreement with
           IBJ Schroder Bank & Trust Company as Agent dated May 13, 1997****
10(s)-2   Copy of Amendment No. 2 and Waiver

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

**** Filed as an exhibit to the Company's Report on Form 10-Q for the three months ended June 30, 1997 and incorporated by reference thereto.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Batteries Batteries, Inc.
                                    ---------------------------------
                                              (Registrant)


                                    /s/Ronald E. Badke
                                    ---------------------------------
                                    Ronald E. Badke, Chief Operating Officer
                                    and Principal Financial Officer
Officer
Dated: April 14,1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




            Name                          Title                                 Date
            ----                          -----                                 ----
/s/Warren H. Haber               Chairman of the Board,                     April 14, 1998
--------------------------
Warren H. Haber

/S/Alan W. Baldwin               Chief Executive Officer                    April 14, 1998
--------------------------       and Director
Alan W. Baldwin

/s/John L. Teeger                Vice President, Secretary
--------------------------        and Director                              April 14, 1998
John L. Teeger

/s/Ronald E. Badke                Vice President, Chief Operating
--------------------------          Officer and Chief Financial
Ronald E. Badke                     Officer                                 April 14, 1998
                                    (Principal Financial Officer)


/s/Stephen Rade                   Executive Vice President and              April 14, 1998
---------------------------          Director
Stephen Rade

/s/Bruce Barnet                   Director                                  April 14, 1998
---------------------------
Bruce Barnet

/s/John  Simon                    Director                                  April 14, 1998
---------------------------
John Simon


---------------------------        Director
William Schlesinger Sapp                                                    April __, 1998


/s/Robert W. Tauber                Vice President and
---------------------------         Director
Robert W. Tauber                                                            April 14, 1998


/s/Fred Corrado                     Director
---------------------------
Fred Corrado                                                                April 14, 1998





                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Batteries Batteries, Inc.

         We have audited the accompanying combined balance sheets of Batteries Batteries, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Batteries Batteries, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31,1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

New York, New York
April 6, 1998, April 14, 1998 as it relates to the last paragraph of Note 5.

                                    PART IV

ITEM 14. EXHIBITS - FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as a part of this Report.

                  1. FINANCIAL STATEMENTS - The following consolidated financial statements of the Company and Independent Auditors Report are filed as part of the Report:

                                                                  PAGE
                                                                  ----
INDEPENDENT AUDITORS' REPORT...................................    F-1

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1997 AND
     DECEMBER 31, 1996.........................................    F-2

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED
DECEMBER 31,1997, DECEMBER 31, 1996 AND DECEMBER 31, 1995......    F-3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE
     YEARS ENDED DECEMBER 31, 1997, DECEMBER 31, 1996 AND
     DECEMBER 31, 1995.........................................    F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
     DECEMBER 31, 1997, DECEMBER 31, 1996 AND DECEMBER 31, 1995    F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................... F-6 -F-16

                  2. FINANCIAL STATEMENT SCHEDULES- Financial statement schedules have been omitted because they are not applicable, not required or the required information has been given in the Consolidated Financial Statements of the Company and Notes thereto.

                  3. Reports in Form 8-K - There were no reports on Form 8-K filed during the three months ended December 31, 1997

                  (b) Exhibits


EXHIBITS
2(a)      Copy of Agreement and Plan of Merger with respect to Advanced Fox Antenna, Inc.*
2(a)-1    Copy of Amendment to Merger Agreement*
2(b)      Copy of Stock Purchase Agreement with respect to Tauber Industries Inc.*
2(b)-1    Copy of Amendment to Stock Purchase Agreement*
2(c)      Copy of Stock Purchase Agreement with respect to Specific Energy Corp.*
2(d)      Copy of Stock Purchase Agreement relating to Battery Network, Inc. **
2(e)      Copy of Stock Purchase Agreement relating to W.S. Battery Sales & Company, Inc.**
2(f)      Copy of Asset Purchase Agreement relating to WSJ Enterprises, Inc.**
3(a)      Certificate of Incorporation of Company and amendments thereto*
3(b)      By-Laws of Company*
4(a)      Copy of Common Stock Certificate*
4(b)      Copy of Warrant*
10(a)     Copy of Warrant Agreement related to Redeemable Stock Purchase Warrants*
10(b)     Form of Purchase Option issued to underwriter of initial public offering*
10(c)     Copy of Preferred Stock, Series A Certificate*
10(d)     Stock Option Plan of Company*
10(d)-1   Forms of Option Agreement under the Plan*
10(e)     Copy of option issued to Mr. Robert W. Tauber*
10(f)     Copy of Management Services Agreement between Company and Founders Management
           Services, Inc., as amended*
10(g)     Copy of Employment Agreement with Robert W. Tauber*
10(h)     Copy of employment agreement with Stephen Rade, as amended*
10(i)     Copy of Employment agreement with William Steven Sapp**
10(j)     Copy of Employment agreement with James Sapp**
10(j)-1   Copy of Agreement dated January 8, 1998 between the Company and James
           Sapp related to the employment agreement
10(k)     Copy of Employment agreement with Susan Grandt**
10(l)     Copy of employment Agreement with Mr. Ronald E. Badke*
10(m)     Copy of agreement relating to termination of the Employment
           Agreement of Donald L. Luke***
10(n)     Copy of lease between Advanced Fox Antenna, Inc. and Rade Limited Partners*
10(o)     Copy of lease with J.W.S. Partnership related to the McHenry, Illinois property**
10(p)     Copy of the lease with J.W.S. Partnership related to the North Branch, New Jersey property**
10(q)     Copy of Registration Rights Agreement between Company and Messrs. Tauber and
           Rade*
10(r)     Form of Warrant issued to each of Warren H. Haber and John L. Teeger **
10(s)     Copy of Revolving Credit, Term Loan and Security Agreement, dated
           January 6, 1997 among IBJ Schroder Bank & Trust Company as Agent and the Company, Advanced Fox Antenna, Inc., Tauber Electronics Inc.,
           Battery Acquisition Corp., Specific Energy Corporation, Battery
           Network, Inc. and W.S. Battery & Sales Company, Inc. (the "Loan
           Agreement)**
10(s)-1   Copy of Amendment No. 1 to the Loan Agreement and Joinder Agreement with
           IBJ Schroder Bank & Trust Company as Agent dated May 13, 1997****
10(s)-2   Copy of Amendment No. 2 and Waiver

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

**** Filed as an exhibit to the Company's Report on Form 10-Q for the three months ended June 30, 1997 and incorporated by reference thereto.

                   BATTERIES BATTERIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                             DECEMBER 31,    DECEMBER 31,
                                                                                                 1997            1996
                                                                                             ------------    ------------
ASSETS
CURRENT ASSETS:

  Cash and cash equivalents..............................................................     $   540,429   $ 2,609,611
  Accounts receivable (Net of allowance for doubtful accounts
     of $589,882 and $78,409, respectively)..............................................       7,637,717     2,730,158
  Inventories............................................................................      11,931,938     4,445,138
  Prepaid expenses and other current assets..............................................         580,453       219,107
  Current deferred income taxes..........................................................         219,139        27,932
                                                                                              -----------   -----------

       Total current assets..............................................................      20,909,676    10,031,946

PROPERTY AND EQUIPMENT- Net..............................................................       1,327,737       750,964
EXCESS OF COST OVER NET ASSETS ACQUIRED (Net of
     accumulated amortization of $269,580 and $25,411, respectively).....................       5,905,379       614,736
OTHER ASSETS.............................................................................         394,814       337,121
                                                                                              -----------   -----------

TOTAL  .................................................................................      $28,537,606   $11,734,767
                                                                                              ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Current portion of long-term debt......................................................     $   600,000   $   589,658
  Accounts payable.......................................................................       3,107,665     1,336,270
  Accrued expenses.......................................................................       2,349,626       498,857
  Redeemable Preferred Stock.............................................................              -        750,000
  Preferred dividends payable............................................................              -         35,000
  Current portion of obligations under capital leases....................................           8,385        40,443
                                                                                              -----------   -----------

       Total current liabilities.........................................................       6,065,676     3,250,228
                                                                                              -----------   -----------

LONG-TERM DEBT, Net......................................................................      10,742,028            -
OBLIGATIONS UNDER CAPITAL LEASES.........................................................              -          7,101

DEFERRED INCOME TAXES....................................................................              -         17,274
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  Preferred Stock, par value $0.001, 1,000,000 shares authorized, no shares
      issued or outstanding..............................................................               -             -
  Common Stock, par value $.001, 10,000,000 shares authorized, 4,743,000 shares
      and 4,000,000 shares issued and outstanding, respectively..........................           4,743         4,000
  Additional paid-in capital.............................................................      10,715,830     7,999,838
  Retained earnings......................................................................       1,009,329       456,326
                                                                                              -----------   -----------

       Total stockholders' equity........................................................      11,729,902     8,460,164
                                                                                              -----------   -----------

TOTAL  ..................................................................................     $28,537,606   $11,734,767
                                                                                              ===========   ===========

                See notes to consolidated financial statements.

                   BATTERIES BATTERIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   YEAR ENDED DECEMBER 31,
                                                         --------------------------------------------
                                                             1997            1996             1995
Net sales ............................................   $ 53,974,212    $ 25,650,075    $ 21,028,765
Cost of sales ........................................     37,676,966      17,804,883      15,238,046
                                                         ------------    ------------    ------------
           Gross profit                                    16,297,246       7,845,192       5,790,719
Selling, general and administrative expenses               14,437,595       7,004,489       4,577,131
                                                         ------------    ------------    ------------
Income from operations ...............................      1,859,651         840,703       1,213,588
Interest expense, net ................................        727,350          14,555          80,903
Other income .........................................         (1,077)        (27,098)        (58,181)
                                                         ------------    ------------    ------------
Income before provision (benefit)  for income taxes ..      1,133,378         853,246       1,190,866
Provision (benefit) for income taxes .................        565,375         336,920         (98,280)
                                                         ------------    ------------    ------------
Net income ...........................................        568,003         516,326       1,289,146
Preferred stock dividend requirements ................         15,000          60,000          53,333
                                                         ------------    ------------    ------------
Net income attributable to common shareholders .......   $    553,003    $    456,326    $  1,235,813
                                                         ============    ============    ============
Net income per common share - basic and diluted ......   $       0.12
                                                         ============
Pro Forma Income Data (Unaudited)
  Income before provision for income taxes as reported                   $    853,246    $  1,190,866

  Pro forma income tax provision .....................                        349,831         488,255
                                                                         ------------    ------------
  Pro forma net income ...............................                   $    503,415    $    702,611
                                                                         ============    ============
  Pro forma net income per share - basic and diluted .                   $       0.11    $       0.16
                                                                         ============    ============


         For the fiscal years ended December 31, 1996 and 1995, operating results of closely held nontaxable predecessor companies have been combined with taxable predecessor companies. Pro forma net income results are presented using an estimated effective income tax rate of 41%, Pro forma net income per share was based on the weighted average number of shares of common stock outstanding prior to and after the Company's initial public offering.

                See notes to consolidated financial statements.

                   BATTERIES BATTERIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                CLASS A
                                        PREFERRED STOCK      COMMON STOCK       COMMON STOCK     PAID-IN      RETAINED
                                       SHARES     AMOUNT    SHARES  AMOUNT    SHARES    AMOUNT   CAPITAL      EARNINGS      TOTAL

Balance, January 1, 1995                                                          200          $    8,500   $3,800,711   $3,809,211
Dividends paid to stockholders                                                                                 (11,794)     (11,794)
Unpaid preferred stock dividend
    requirements                                                                                               (53,333)     (53,333)
Private placement and
    recapitalization                   1,000,000   1,000   500,000    500     214,100     214    1,498,286                1,500,000
Net income                                                                                                   1,289,146    1,289,146
1.47 for 1 stock split in
    December 1995                                          235,000    235     100,721     101         (336)
 .70475 for 1 stock split in
    March 1996                                            (217,010)  (217)    (93,011)    (93)         310
                                      ----------  ------- --------- ------ ----------- ------- ------------ ----------  -----------
Balance, December 31, 1995             1,000,000   1,000   517,990    518     222,010     222    1,506,760   5,024,730    6,533,230
Conversion of Class A Common Stock to
  Common Stock                                            (517,990)  (518)    517,990     518
Elimination of retained earnings of
  Founding Companies to reflect the
  Merger
                                                                                                 5,024,730  (5,024,730)

Proceeds of Offering, net of
  underwriting discounts
  and offering costs                                                        2,300,000   2,300    9,132,700                9,135,000

Issuance of 960,000 shares of Common
  Stock to stockholders of Founding
  Companies                                                                   960,000     960                                   960
Use of portion of proceeds of
  Offering to pay
  the cash portion of the Merger
  consideration                                                                                 (6,665,352)              (6,665,352)
Reclassification of Preferred Stock
  to Redeemable Preferred Stock upon
  consummation of the offering        (1,000,000) (1,000)                                         (999,000)              (1,000,000)
Preferred stock dividend requirements
                                                                                                               (60,000)     (60,000)
Net income                                                                                                     516,326      516,326
Balance, December 31, 1996                                                  4,000,000   4,000    7,999,838     456,326    8,460,164

Issuance of 550,000 shares of Common
  Stock to stockholders of
  Battery Network                                                             550,000     550    2,269,200                2,269,750

Issuance of 193,000 shares of Common
  Stock to stockholders of Cliffco of
  Tampa Bay                                                                   193,000     193      446,792                  446,985
Dividends paid                                                                                                 (15,000)     (15,000)
Net income                                                                                                     568,003      568,003
                                      ----------  ------- --------- ------ ----------- ------- ------------ ----------  -----------
Balance, December 31, 1997                   --   $   --        --  $  --   4,743,000  $4,743  $10,715,830  $1,009,329  $11,729,902
                                      ==========  ======= ========= ====== =========== ======= ============ ==========  ===========

                See notes to consolidated financial statements.

                       BATTERIES BATTERIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                     ----------------------------------------------
                                                                                          1997             1996            1995
OPERATING ACTIVITIES:
  Net income ....................................................................    $    568,003     $    516,326     $  1,289,146
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization expense .......................................         647,190          188,075           91,823
    Deferred income taxes .......................................................         173,933           83,700         (100,497)
    Changes in assets and liabilities, net of effects from
      acquisitions:
      Accounts receivable .......................................................      (1,738,187)        (213,243)        (188,808)
      Inventories ...............................................................      (2,460,565)        (465,654)         235,060
      Prepaid expenses and other assets .........................................        (128,760)        (293,987)        (130,427)
      Accounts payable and accrued expenses .....................................       1,174,459          377,863         (589,119)
                                                                                     ------------     ------------     ------------
           Net cash (used in) provided by operating activities ..................      (1,763,927)         193,080          607,178
                                                                                     ------------     ------------     ------------
INVESTING ACTIVITIES:
  Purchase of property and equipment, net .......................................        (633,265)        (407,015)        (253,535)
  Acquisition of Specific Energy Corporation, net of cash acquired ..............                          (50,882)        (719,559)
  Acquisition of Battery Network, net of cash acquired ..........................     (10,713,788)
  Acquisition of Cliffco of Tampa Bay, net of cash acquired .....................        (846,203)
                                                                                     ------------     ------------     ------------
           Net cash used in investing activities ................................     (12,193,256)        (457,897)        (973,094)
                                                                                     ------------     ------------     ------------
FINANCING ACTIVITIES:
  Proceeds from the issuance of common stock to stockholders of
    Battery Network and Cliffco of Tampa Bay ....................................       2,715,985
  Borrowing under Term Loan Facility ............................................       3,000,000
  Payments under Term Loan Facility .............................................        (550,000)
  Borrowing under Revolving Credit Facility .....................................       8,892,028
  Proceeds from Offering, net of expenses .......................................                        9,135,000
  Payments to stockholders of Merger companies in connection with Mergers .......                       (6,665,352)
  Redemption of preferred stock .................................................        (750,000)        (250,000)
  Proceeds from private placement ...............................................                                         1,500,000
  Net payments on borrowings ....................................................      (1,192,012)        (213,104)        (423,445)
  Dividends paid ................................................................         (50,000)         (78,333)         (11,794)
  Prepaid financing and acquisition costs relating to the
    Battery Network acquisition .................................................        (178,000)         (90,000)
  Repayment of note to minority shareholder .....................................                         (180,000)
  Prepaid Offering costs ........................................................                          270,604         (270,604)
                                                                                     ------------     ------------     ------------
           Net cash provided by financing activities ............................      11,888,001        1,928,815          794,158
                                                                                     ------------     ------------     ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ............................      (2,069,182)       1,663,998          428,242
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ....................................       2,609,611          945,613          517,371
                                                                                     ------------     ------------     ------------
CASH AND CASH EQUIVALENTS, END OF YEAR ..........................................    $    540,429     $  2,609,611     $    945,613
                                                                                     ============     ============     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during period for:
    Interest ....................................................................    $    617,520     $     81,386     $     87,242
                                                                                     ============     ============     ============

    Income taxes ................................................................    $    508,071     $    115,000     $     27,090
                                                                                     ============     ============     ============

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITY:

  Capital lease obligations incurred ............................................    $       --              8,641           78,958
                                                                                     ============     ============     ============




                See notes to consolidated financial statements.

                   BATTERIES BATTERIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS ORGANIZATION, BASIS OF PRESENTATION AND
      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BUSINESS ORGANIZATION AND BASIS OF PRESENTATION - In April 1996, Batteries Batteries, Inc. (the "Company") acquired, by merger or stock acquisition (the "Mergers"), simultaneously with the closing of its initial public offering of common stock and redeemable warrants (the "Offering"), Advanced Fox Antenna, Inc. ("Advanced Fox") and Tauber Electronics, Inc. ("Tauber"), (collectively, the "Merger Companies") for common stock and cash. These three businesses are referred to herein as the "Founding Companies." As a result of the substantial continuing interests in the Company of the former stockholders of the Founding Companies, the historical financial information of each of the Founding Companies has been combined on a historical cost basis in accordance with generally accepted accounting principles as if the Founding Companies had always been members of the same operating group. In June 1995, the Company acquired 95% of the outstanding common stock of Specific Energy Corporation ("Specific Energy") in a business combination accounted for as a purchase. (In June 1996, the Company acquired the remaining minority 5% interest for cash.) On January 7, 1997, the Company acquired the business and related assets of Battery Network, Inc. ("Battery Network") in a business combination accounted for as a purchase. On May 12, 1997, the Company acquired the business and related assets of Cliffco of Tampa Bay, Inc. ("CTB") in a business combination accounted for as a purchase. The accompanying consolidated financial statements and related notes to the consolidated financial statements are representative of what the financial position, results of operations and cash flows would have been if the Founding Companies, had been combined at the beginning of fiscal 1995 and include the results of the companies acquired since the effective dates of their acquisitions.

      The results of operations of the Founding Companies for fiscal 1996 and 1995 reflect the combined historical operating results of closely held Subchapter S and C corporations through the effective date of the Mergers and do not include pro forma adjustments for income taxes. (See unaudited pro forma information presented on the consolidated statements of income.)

      Batteries Batteries, Inc. had previously reported on a fiscal year ending January 31; Advanced Fox and Tauber have previously reported on a fiscal year ending December 31. During the second quarter of fiscal 1996, Batteries Batteries, Inc. changed its fiscal year-end to December 31, 1996 to conform with that of Advanced Fox and Tauber. For the year ended December 31, 1997, the results of operations include the results of Batteries Batteries, Inc., Advanced Fox and Tauber for a full fiscal year and those of Battery Network and CTB from the effective dates of their respective acquisitions. The results of operations are now presented on a calendar year basis. For the year ended December 31, 1996, the results of operations include the results of Batteries Batteries, Inc. for the eleven months ended December 31, 1996 and those of Advanced Fox and Tauber for the year ended December 31, 1996. For the year ended December 31, 1995, the results of operations include the results of Batteries Batteries, Inc. for the year ended January 31, 1996 and those of Advanced Fox and Tauber for the year ended December 31, 1995.

      Batteries Batteries, Inc. and its subsidiaries (collectively, the "Company") are engaged in the distribution of batteries, battery accessories and cellular products, accessories and components in the United States.

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

      EXCESS OF COST OVER NET ASSETS ACQUIRED - The excess of cost over net assets acquired is being amortized on a straight-line basis over twenty-five years. The carrying value of the excess cost over net assets acquired is periodically reviewed to determine whether impairment exists. The review is based on comparing the carrying amounts to the undiscounted estimated cash flows before interest charges from operations over the remaining amortization period. No impairment is indicated as of December 31, 1997.

      REVENUE RECOGNITION - Revenue from product sales is recognized at the time of shipment.

      INCOME TAXES - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statements and tax basis of assets and liabilities, measured using enacted tax rates.

      EARNINGS PER SHARE - In December 1997, the Company adopted SFAS No. 128, "Earnings Per Share". Net income per common share-basic was calculated based upon the weighted average number of common shares outstanding during the period. Net income per common share-diluted was calculated based upon the weighted average number of common shares outstanding and include the equivalent shares for dilutive options outstanding. The weighted average common shares outstanding for the computation of basic earnings per common shares for 1997 was 4,668,083. Additionally 20,720 of equivalent common shares were included for the diluted calculation.

      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value at December 31, 1997 and 1996 of the Company's financial instruments approximated their fair value primarily due to the short maturities of these instruments.

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

3.    ACQUISITIONS

      On June 6, 1995, effective June 1, 1995, the Company acquired 95% of the outstanding common stock of Specific Energy for approximately $1,013,000, including $770,000 in cash, a note payable in the amount of $180,000, and acquisition related expenses of approximately $63,000 (the "Specific Energy Acquisition"). In September 1996, the Company acquired the remaining 5% interest for approximately $51,000 in cash and repaid the note payable of $180,000. The Specific Energy Acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. The purchase price was allocated to the underlying assets and liabilities based upon their respective fair values. The allocation of the purchase price included the assignment of approximately $604,000 to excess of cost over net assets acquired. The results of Specific Energy are included in the consolidated financial statements from the effective date of its Acquisition.

      On January 7, 1997 effective January 1, 1997, the Company acquired the business and related assets of Battery Network, Inc. and affiliated companies ("Battery Network"), which operates principally in California, New Jersey and Illinois (the "BN Acquisition"). The purchase price of approximately $11.2 million consisted of (i) approximately $8.3 million in cash, (ii) 550,000 shares of Common Stock valued at a price of $4.125 per share and five year options to purchase an additional 225,000 shares at an exercise price of $4.50 per share, and (iii) approximately $590,000 in transaction costs.

      The Battery Network agreement also provides the sellers the contingent right to receive additional consideration of up to $1 million in cash, 350,000 shares of Common Stock and five year options to acquire

      250,000 shares of Common Stock, of which half are exercisable at $4.50 per share and half are exercisable at $6.00 per share. Payment of the additional consideration is to be based on the excess amount by which the combined "per-tax income" as defined of Battery Network and Tauber, exceeds (i) $2,100,000 for the year ending December 31, 1997 (the "One-Year Period), (ii) $4,200,000 for the two-years ended December 31, 1998 (the "Two-Year Period:) or (iii) $6,300,000 for the three year ending December 31, 1999 (the "Three Year Period"), with the maximum amount of additional consideration to be paid if the excess is $400,000 for the One-Year Period, $800,000 for the Two-Year Period or $1,200,000 for the Three-Year Period. The sellers also entered into employment agreements and were granted options under the Company's Stock Option Plan purchase an aggregate of 50,000 shares of Common Stock. During 1997, there was no additional consideration earned or paid by the Company to the sellers of Battery Network.

      On May 12, 1997, the Company acquired the business and related assets of Cliffco of Tampa Bay, Inc. ("CTB") (the "CTB" Acquisition). The purchase price of approximately $615,000 consisted of (i) cash of approximately $75,000 (ii) 193,000 shares of common stock valued at $2.35 per share or $446,985 and (iii) approximately $93,000 in transaction costs. In addition, the Company assumed liabilities of $1,162,000. As part of its assumption of liabilities, the Company paid at the closing indebtedness of CTB of approximately $560,000. The CTB agreement provides the president and sole stockholder of the seller with a three-year employment agreement.

      The cash portion of the purchase price of each transaction, as well as the repayment of CTB debt of $560,000 to its collateralized lender was funded with a portion of the proceeds of a borrowing pursuant to a Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997, as amended May 13, 1997 (the "Loan Facility"), between IBJ Schroder Bank & Trust Company, as Agent ("IBJ") and the Company and all its subsidiaries. See Note 5 - Debt.

      The BN Acquisition and CTB Acquisition were accounted for as purchases in accordance with Accounting Principles Board Opinion No. 16. The total purchase price, net of cash acquired, was allocated to the assets acquired and liabilities assumed based on their estimated fair values, as follows:

                                                           (IN THOUSANDS)
                                                   BATTERY NETWORK      CTB

Accounts receivable                                   $ 2,522          $ 648
Inventories                                             4,679            347
Property and equipment                                    185             79
Other assets                                              177             32
Accounts payable, accrued expenses and debt            (1,307)        (1,321)
Excess of cost over net assets acquired                 4,458          1,061
                                                      -------         ------
Total                                                 $10,714         $  846
                                                      =======         ======

      The excess of the cost over the net assets acquired will be amortized over a period of 25 years. The results of operations of Battery Network and CTB are included with those of the Company for the periods subsequent to the dates of acquisition.

      The following unaudited pro forma summary data presents the consolidated results of operations of the Company for the year ended December 31, 1997 and December 31, 1996, as if the BN and CTB Acquisitions had been completed at the beginning of 1996 and does not purport to be indicative of what would have occurred had the acquisitions actually been made as of such date or dates or results which may occur in the future.

                                                   YEAR ENDED     YEAR ENDED
                                                  DECEMBER 31,   DECEMBER 31,
                                                      1997           1996

Net sales                                          $55,767,000    $53,386,000
Net income attributable to common shareholders     $   505,000    $   469,000
Net income per common share (basic and diluted)    $      0.11    $      0.10
                                                   ===========    ===========



4.    PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                              DECEMBER 31,    DECEMBER 31,
                                                 1997            1996

Machinery and equipment                      $ 1,991,180     $  947,147
Furniture and fixtures                           144,389         67,779
Vehicles                                          60,237         60,237
Leasehold improvements                           287,006        124,825
                                             -----------     ----------
                                               2,482,812      1,199,988
Less accumulated depreciation                 (1,155,075)      (449,024)
                                             -----------     ----------
Property and equipment, net                  $ 1,327,737     $  750,964
                                             ===========     ==========



5.    DEBT

      Debt at December 31, 1997 consists of the following:

                                                DECEMBER 31,      DECEMBER 31,
                                                    1997             1996

Revolving term loan agreement                   $11,342,028
Line of credit due on demand, repaid in 1997                       $ 589,658
                                                -----------        ---------
Total debt                                       11,342,028          589,658
Less current portion                               (600,000)        (589,658)
                                                -----------        ---------
Long-term debt, net                             $10,742,028        $      --
                                                ===========        =========

      The weighted average interest rates in effect on debt for the years ended December 31, 1997 and 1996 were 8% and 8.25%, respectively.

      REVOLVING TERM LOAN AGREEMENT - The Company entered into to a Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997, as amended May 13, 1997 (the "Loan Facility"), with IBJ Schroder Bank & Trust Company, as Agent ("IBJ"). The Loan Facility consists of a $3,000,000 Term Loan (the "Term Loan") payable in 35 monthly installments of $50,000 each with the balance to be paid at maturity and a Revolving Credit Facility (the "Revolver Loan") of up to $10,000,000 to be advanced at the rate of 80% of eligible accounts receivable and 40% of inventories. The Revolver Loans bears interest at the rate of 1/4 of 1% plus the higher of (i) the base commercial lending rate of IBJ or (ii) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 1/4 of 1%, or, at the option of the Company at the Eurodollar rate plus 2%. The Eurodollar rate is defined as Libor for a designated period divided by one less the aggregate reserve requirements. The interest on the Term Loan is 1/2% higher than the interest rate on the Revolver Loans. The Loan Facility is secured by a pledge of the assets of the borrowers and pledge of the outstanding capital stock of the subsidiaries of the Company. As of December 31, 1997, the principal amounts outstanding of Term Loans was $ 2,450,000 and the Revolver Loans was $ 8,892,028.

      The Loan Facility contains certain covenants which include maintenance of certain financial ratios, maintenance of certain amounts of working capital and net worth as well as other affirmative and negative covenants. At December 31, 1997, the Company was not in compliance with certain of these covenants. On April 14, 1998, The Company entered into an amendment to the Revolving Term Loan Agreement, whereby the non-compliance at December 31, 1997 was waived, and the financial covenants through December 31, 1998 were amended to reflect the Company's current projections. The Loan Facility is secured by a pledge of assets of the borrowers and a pledge of the outstanding capital stock of the Company.

6.    STOCKHOLDERS' EQUITY

      The following depicts the capitalization of Batteries Batteries, Inc. (the "Company"), which is presented as the capital stock of the Company. Capital stock of the Merger Companies is included in additional paid-in capital.

      CAPITALIZATION - In June 1995, the outstanding 200 shares of Common Stock, par value $.001 per share, were converted, pursuant to an amendment to the Certificate of Incorporation, into an aggregate of 214,300 shares (220,010 shares as adjusted for December 1995 and March 1996 stock splits as described below) of Common Stock, par value $.001 per share.

      In June 1995, the Company effected a private placement of its equity securities. The Company sold, at a price of $3.00 per unit, 500,000 units, each consisting of two shares of the Preferred Stock, Series A and one share of Class A Common Stock, or an aggregate of 1,000,000 shares of Preferred Stock, Series A and 500,000 shares (517,990 shares as adjusted for December 1995 and March 1996 stock splits as described below) of Class A Common Stock. The proceeds of the unit sale were applied to consummate the Specific Energy Acquisition and for working capital.

      On December 26, 1995, the Company effected a 1.47 for 1 stock split of the outstanding shares of Common Stock and Class A Common Stock. On March 5, 1996, the Company effected a .70475 for 1 stock split of the outstanding shares of Common Stock and Class A Common Stock. All share and per share information presented herein has been adjusted to reflect the stock splits.

      The terms of the classes of capital stock are as follows:

      PREFERRED STOCK - The Board of Directors of the Company, without action by the stockholders, is authorized to issue the shares of Preferred Stock in one or more series and, within certain limitations, to determine the voting rights (including the right to vote as a series on particular matters), preferences as to dividends and in liquidation, conversion, redemption and other rights of each such series. The Board of Directors could issue a series with rights more favorable with respect to dividends, liquidation and voting than those held by the holders of any class of common stock. The Preferred Stock, Series A shares were nonvoting and redeemed in accordance with their terms one year following consummation of an initial public offering at the redemption price of $1.00 per share plus accrued dividends from the date of issuance at the rate of 8% per annum of the redemption price. In May 1996, the Company redeemed 250,000 shares of Preferred Stock. In April 1997, the Company redeemed the remaining 750,000 shares of the Preferred Stock at the redemption price of $1.00 per share plus accrued dividends of 8% per annum.

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

      STOCK OPTIONS - The Company, on June 6, 1995, adopted the Company's Stock Option Plan (the "Plan"), which as amended in December 1995 relates to 250,000 shares of its Common Stock, authorizing the Board of Directors or a Stock Option Committee appointed by the Board to grant incentive stock options and non-incentive stock options to officers and key employees, directors and independent consultants, with directors who are not employees and consultants eligible only to receive non-incentive stock options. The Board of Directors in 1995 granted under the Plan options to purchase 20,720 shares of Common Stock to two directors at a price of $2.89 per share. In 1996, the Company granted under the Plan five-year options to purchase an aggregate of 195,000 shares of Common Stock to employees. The options are exercisable at the initial Offering price per share of $5.00. In 1997, the Company granted, under the Plan, five year options to purchase an aggregate of 75,000 shares of common stock to employees of the Company. The options are exercisable at prices ranging from $2.80 to 4.50 per share. At December 31, 1997, there were a total of 64,280 shares available for grant.

      The following information pertains to the stock options outstanding under the Plan at December 31, 1997:

                                                 NUMBER OF      PER SHARE
                                                  SHARES      (OUTSTANDING)

Shares outstanding at January 1, 1996             20,720      $       2.89
  Granted                                        195,000              5.00
                                                --------      ------------
Shares outstanding at December 31, 1996          215,720       2.89 - 5.00
  Granted                                         75,000       2.80 - 4.50
  Forfeited                                     (105,000)             5.00
                                                --------      ------------
Shares outstanding at December 31, 1997          185,720      $2.80 -$5.00
                                                ========      ============

Shares exercisable at December 31, 1997          142,386
                                                ========

      The Company accounts for the Plan in accordance with Accounting Principles Board Opinion No. 25, under which no compensation costs have been recognized for stock option awards. Had compensation costs of the plans been determined under a fair value alternative method as stated in SFAS No. 123, "Accounting for Stock-Based Compensation," the Company would have been required to prepare a fair value model for such options and record such amount in the financial statements as compensation expense. Pro forma net income, as adjusted, would have been $ 332,486 or $ .07 per share (basic and diluted) and $426,926 or $.10 per share (basic and diluted) for fiscal 1997 and 1996, respectively. The Company arrived at the fair value of each stock grant at the date of grant by using the Black Scholes pricing option model with the following weighted average assumptions used for grants: risk-free interest rate of 6.0%; expected dividend yield of 0%; expected life of 5 years; and expected volatility of 83% and 35% for 1997 and 1996, respectively.

      Additionally, in connection with the Battery Network acquisition in 1997, the Company issued options to purchase 225,000 shares of common stock at an exercise price of $4.50 per share and, in connection with the Tauber acquisition in 1996, issued options to purchase 50,000 shares at an exercise price of $5.00 per share.

      WARRANTS - In connection with the Offering, the Company sold 2,300,000 redeemable warrants to purchase the Company's common stock.

      Each Warrant is exercisable at a price of $5.00 per share after April 8, 1997 and is redeemable thereafter at a price of $.01 per Warrant upon not less than 30 days' prior written notice if the last sale price of the Common Stock has been at least $7.50 per share on the 20 consecutive trading days ending on the third day prior to the date on which the notice of redemption is given.

      Also, in connection with the BN Acquisition, on January 7, 1997 the Company issued five year warrants to purchase 100,000 shares of common stock at a price of $4.125 per share.

7.    LEASE COMMITMENTS

      The Company leases various types of warehouse and other space and equipment, furniture and fixtures under capital and noncancelable operating lease agreements which expire at various dates. Future minimum lease payments under noncancelable operating and capital leases are as follows:

FISCAL YEAR ENDING                               OPERATING       CAPITAL
    DECEMBER 31,                                  LEASES         LEASES

1998                                            $  980,684       $8,385
1999                                               906,855
2000                                               758,646
2001                                               671,945
2002                                               359,077
Thereafter                                         385,299
                                                ----------       ------
Total                                           $4,062,506        8,385
                                                ==========
Less amount representing interest                                  (278)
                                                                 ------
Present value of net minimum lease payments                      $8,107
                                                                 ======

      Rent expense for all operating leases for the fiscal years ended December 31, 1997, 1996 and 1995 was $821,093, $245,455 and $291,331,
      respectively.

9.    PROFIT SHARING PLANS

      Tauber and Battery Network have profit sharing plans covering substantially all of their respective employees. Tauber makes contributions to the plan based upon a formula of earnings. Battery Network makes contributions to its plan at its discretion. The Company's contributions to the plans were $ 141,123, $41,364 and $79,653 for the years ended December 31, 1997, 1996, and 1995, respectively.

10.   INCOME TAXES

      The provision (benefit) for income taxes consists of:

                                            FISCAL

                           ------------------------------------------
                             1997            1996            1995

Current:

  Federal                    $426,459      $132,561      $       --
  State                       147,226       120,659           2,217
                             --------      --------      -----------
                              573,685       253,220           2,217
                             --------      --------      -----------
Deferred:
  Federal                      (6,902)       66,170         (83,644)
  State                        (1,408)       17,530         (16,853)
                             --------      --------      -----------
                               (8,310)       83,700        (100,497)
                             --------      --------      -----------
Total provision (benefit)
  for income taxes           $565,375      $336,920      $  (98,280)
                             ========      ========      ===========



      The approximate tax effects of temporary differences that gave rise to deferred tax assets (liabilities) were as follows:

                                                   DECEMBER 31,    DECEMBER 31,
                                                       1997            1996

Deferred income tax assets:
  Reserves not currently deductible                  $ 291,657     $  27,932
                                                     ---------     ---------
Deferred income tax liabilities:
  Deductible Acquisition costs                       $ (75,174)
  Excess of tax depreciation over book                   2,656     $ (17,274)
                                                     ---------     ---------
Net deferred tax asset                               $ 219,139     $  10,658
                                                     =========     =========

      The effective income tax rate varied from the U.S. Federal statutory tax rate as follows:

                                                            FISCAL
                                                    ---------------------
                                                     1997   1996    1995

Statutory income tax rate                           34.0%   34.0%   34.0 %
State income taxes,  net of Federal tax benefit      6.9%    9.9
Subchapter S corporation income not subject to
  corporate level taxation                                  (6.9)  (34.0)
Effect of converting status of corporations                         (8.3)
Goodwill                                             8.6%
Other                                                        2.5
                                                    ----    ----   -----
Effective tax rate                                  49.5%   39.5%   (8.3)%
                                                    ====    ====   ======





      Prior to the Offering, Advanced Fox was organized as an S Corporation. Also, on January 1, 1995, Tauber converted from an S Corporation to a C Corporation. Subsequent to the Offering, all subsidiaries are taxable entities and for Federal purposes are included in a consolidated income tax return.

11.   COMMITMENTS AND CONTINGENCIES

      LITIGATION - The Company is, from time to time, party to litigation arising in the normal course of its business. Management believes that none of this litigation will have a material adverse effect on the financial position or results of operations of the Company.

12.   RELATED PARTY TRANSACTIONS

      MANAGEMENT AGREEMENT - Messrs. Warren H. Haber, Chairman of the Board and until January 8, 1998, acting Chief Executive Officer and John L. Teeger, Vice President, Secretary and Director of the Company are the sole stockholders, officers and directors of Founders Management Services, Inc. ("Founders"). Founders has agreed, pursuant to an agreement (the "Management Agreement") dated as if June 6, 1995, as subsequently amended, to provide advice and consultative services regarding management, overall strategic planning, acquisition policy, relations with commercial and investment banking institutions, and stockholder matters to or on behalf of the Company. The agreement, which is for a term expiring on a date three years from the closing of the Offering, subject to five one-year renewal options, provides for Founders to receive a base fee of $150,000 per annum. Founders is also to receive an additional fee of 5% of the Company's annual pre-tax income in excess of $750,000. Under the agreement, Founders will also be entitled to originating fees with respect to acquisitions or financing for which is performed originating services-the fee to be that customarily charged by nonaffiliated investment bankers or professional originators for transactions or similar size and nature. Founders received a fee of $150,000 for its origination and consulting services in connection with the Mergers. Founders also received a fee of $240,000 for originating and negotiating services in connection with the BN Acquisition and Loan Facility, and was issued five year warrants to purchase 100,000 shares of the company's Common Stock at a price of $4.125 per share. In connection with the Management Agreement, the Company paid Founders $245,024 during the year ended December 31, 1996 and $ 437,265 during the year ended December 31, 1997. In February, 1998, the Management Agreement was revised to eliminate the origination and incentive fee provisions of the original agreement, and to establish April 30, 1999 as the expiration date. The revised agreement thereby limits fees paid to Founders to an annual fee of $150,000.

      The following is a summary of transactions with other related parties.


                                                   AS OF OR FOR THE
                                              RESPECTIVE YEAR ENDED DECEMBER
                                           ------------------------------------
                                              1997         1996          1995

Salary and bonus paid to stockholders $804,188 $539,750 $578,500 Interest expense paid to stockholders and
  affiliates of stockholders                     --        8,378        13,453
Rent expense paid to stockholders           252,551       70,000        55,800