Form 10-Q
period 1998-03-31
BATTERIES BATTERIES INC
filed 1998-06-01
CIK 1005504

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31,  1998


                         Commission File Number 0-27994

                           BATTERIES BATTERIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                    13-383-5420
 ---------------------------                    ---------------------------
 (State of other jurisdiction                   (IRS Employer incorporation
    or organization)                                Identification No.


                            50 Tannery Road, Unit 2
                         North Branch, New Jersey           08876
               -------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (908) 534-2111
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                    711 Fifth Avenue, New York, New York 10022
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of May 14, 1998, there were 4,743,500 shares of common stock outstanding.

                           BATTERIES BATTERIES, INC.

                 FORM 10-Q FOR THE PERIOD ENDED March 31, 1998

                                     INDEX


                                                                      Page No.
                                                                      -------

PART I - FINANCIAL INFORMATION

             Consolidated Financial Statements

             Consolidated Balance sheets ..............................    3
             March 31, 1998 (unaudited) and December 31, 1997

             Consolidated Statements of Income ........................    4
             For the three months ended March 31, 1998
                   (unaudited) and 1997 (unaudited)

             Consolidated Statements of Cash Flows ....................    5
              For the three months ended March 31, 1998 (unaudited) and
             1997 (unaudited)

             Notes to the Consolidated Financial Statements ...........    6

             Management's Discussion and Analysis of Financial
             Condition and Results of Operations ......................   11



PART II - OTHER INFORMATION............................................   16

                            BATTERIES BATTERIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)



                                                                December 31,    March 31,
                                                                   1997          1998
                                                                ------------  ----------
                                                                              (unaudited)

ASSETS
------
CURRENT ASSETS:
 CASH AND CASH  EQUIVALENTS                                       $   540       $   478
 Accounts receivable                                                7,638         7,304
 Inventories                                                       11,932        10,905
 Prepaid expenses and other current assets                            581           668
 Current deferred income taxes                                        219           219
                                                                  -------       -------
       Total Current assets                                        20,910        19,574
                                                                  -------       -------

PROPERTY AND EQUIPMENT - Net                                        1,328         1,350
EXCESS OF COST OVER NET ASSETS ACQUIRED                             5,905         5,845
OTHER ASSETS                                                          395           346
                                                                  -------       -------
TOTAL                                                             $28,538       $27,115
                                                                  -------       -------

LIABILITIES AND STOCKHOLDERS' EOUITY
------------------------------------
CURRENT LIABILITIES:
Current portion of long-term bank debt                            $   600       $   600
Accounts payable                                                    3,108         4,684
Accrued expenses                                                    2,350         1,056
Obligations under capital leases                                        8             0
                                                                  -------       -------
      Total current liabilities                                   $ 6,066       $ 6,340
                                                                  -------       -------

LONG-TERM BANK DEBT - Net                                          10,742         9,189

STOCKHOLDERS' EQUITY
Preferred  Stock, par value $0.001, 2,000,000 shares authorized
   no shares issued or outstanding                                     --            --
Class A Common Stock, par value $0.01, 2,000,000 shares
   authorized, no shares  issued and outstanding
Common Stock, par value $.00l, 10,000,000 shares
   authorized, 4,000,000 shares and 4,743,500 shares,
   respectively, issued and outstanding                                 5             5
 Additional paid-in capital                                        10,716        10,716
 Retained earnings                                                  1,009           865
                                                                  -------       -------
   Total stockholders' equity                                      11,730        11,586
                                                                  -------       -------
TOTAL                                                             $28,538       $27,115
                                                                  -------       -------


                See notes to consolidated financial statements.

                           BATTERIES BATTERIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                (in thousands, except share and per share data)


                                                  THREE MONTHS      THREE MONTHS
                                                      ENDED            ENDED
                                                  March 31, 1997    March 31, 1998
                                                  --------------    --------------
NET SALES                                         $   12,778          $  13,114

COST OF SALES                                          9,115              9,532
                                                  ----------         ----------
    Gross profit                                       3,663              3,582
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                                3,052              3,649
                                                  ----------         ----------

INCOME (LOSS) FROM OPERATIONS                            611                (67)

INTEREST (INCOME) EXPENSE, NET                           140                202
                                                  ----------         ----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX            471               (269)

PROVISION (BENEFIT) FOR INCOME TAXES                     202               (125)
                                                  ----------         ----------

NET INCOME (LOSS):                                       269               (144)

PREFERRED STOCK DIVIDEND
   REQUIREMENTS                                           15                  0
                                                  ----------         ----------

NET INCOME (LOSS) ATTRIBUTABLE TO
   COMMON STOCKHOLDERS                            $      254               (144)
                                                  ----------         ----------

NET INCOME (LOSS) PER SHARE                       $     0.06         $    (0.03)
                                                  ----------         ----------
WEIGHTED AVERAGE NUMBER OF COMMON &
COMMON EQUIVALENT SHARES OUTSTANDING                4,200.00          4,743,000
                                                  ----------         ----------

                  See notes to consolidated financial statements

                           BATTERIES BATTERIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                   (In 000's)


                                                              THREE MONTHS     THREE MONTHS
                                                                 ENDED            ENDED
                                                             March 31, 1997   March 31, 1998
                                                             --------------   --------------

OPERATING ACTIVITIES:
Net income (Loss)                                               $    269      $   (144)
Adjustments to reconcile net income (Loss)  to net cash
 provided by operating activities:
 Depreciation & amortization expense                                 131           193
 Deferred income tax                                                  16             0
Changes in assets and liabilities:
   Accounts receivable                                            (1,090)          334
   Inventories                                                      (496)        1,027
   Prepaid expenses and other assets                                  37           (76)
   Accounts payable and accrued                                      698           275
                                                                --------      --------
   Net cash provided (used) by operating activities                 (435)        1,609
                                                                --------      --------

  INVESTING ACTIVITIES:
Purchase of property and equipment, net                              (72)         (110)
Acquisition of Battery Network, net of cash acquired             (10,462)            0
                                                                --------      --------
   Net cash used in investing activities                         (10,534)         (110)
                                                                --------      --------
FINANCING ACTIVITIES:
Borrowings under Term Loan Facility                                3,000             0
Payments under Term Loan Facility                                   (100)         (150)
Net borrowings under Revolving Credit Facility                     4,805        (1,403)
Issuance of Common Stock to stockholders of Battery Network        2,269             0
Financing costs relating to the Battery Network acquisition         (148)            0
Payments on debt and capital lease obligations                      (603)           (8)
                                                                --------      --------
Net cash provided by financing activities                          9,223        (1,561)
                                                                --------      --------
NET (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                (1,740)          (62)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                              2,609           540
                                                                --------      --------


CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                      863           478
                                                                --------      --------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during period for:
      Interest                                                        67           228
                                                                --------      --------
      Income taxes                                                   110           238
                                                                --------      --------


                See notes to consolidated financial statements.

                           BATTERIES BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
                                  (Unaudited)

1.       ORGANIZATION BASIS OF  PRESENTATION

Batteries Batteries, Inc. (the "Company" or "Batteries Batteries") was founded in May 1995 to create a nationwide battery distribution business serving the commercial, industrial and retail markets. Through a series of acquisitions for cash, notes and securities, Batteries Batteries acquired (i) in June 1995 Specific Energy, Inc. ("Specific Energy") based in Phoenix, Arizona, (ii) in April 1996, Advanced Fox Antenna, Inc. ("Advanced Fox") based in Philadelphia, Pennsylvania and Tauber Electronics, Inc. ("Tauber") based in San Diego, California, (iii) in January 1997 Battery Network, Inc. and affiliate companies ("Battery Network") based in Chicago, Illinois, North Branch, New Jersey and Escondido, California, and (iv) in May 1997 Cliffco of Tampa Bay, Inc. ("CTB") based in Tampa, Florida. Batteries Batteries and the acquired companies are collectively referred to as the "Combined Companies".

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

Additionally, the Company is undertaking an effort to develop stronger domestic and international vendors to insure continuing supply of current and new battery and battery accessory products at com- petitive prices. The result of the reorganization and anticipated merger of Battery Network and Tauber is intended to provide a more efficient nationwide distributor of high-end two-way radio, professional video, electronic, biomedical and OEM battery and battery accessory products.

The accompanying consolidated financial statements and related notes to the consolidated financial statements are representative of what the financial position, results of operations and cash flows would have been if the Combined Companies, except for CTB, which is included, respectively, from May 9, 1997, the effective date of its acquisition, had been combined at the beginning of fiscal 1997. The assets and liabilities of the Combined Companies are reflected at their historical amounts.

The accompanying consolidated financial statements as of March 31, 1998 and the three months ended March 31, 1998 and March 31, 1997, are unaudited; but in the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results which may be expected for the year as a whole. These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.       ACQUISITIONS AND LOAN FACILITY

On January 7, 1997, effective January 1, 1997, the Company acquired (the "BN Acquisition") the business and related assets of Battery Network which operates principally in California, New Jersey and Illinois, and had combined revenues of approximately $23 million for the year ended December 31, 1996.

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

On May 12, 1997, the Company acquired the business and related assets of CTB. The purchase price of approximately $615,000 consisted of (i) cash of approximately $75,000 (ii) 193,000 shares of common stock valued at $2.35 per share or $446,985 and (iii) approximately $93,000 in transaction costs. In addition, the Company assumed liabilities of $1,162,000. As part of its assumption of liabilities, the Company paid at the closing indebtedness of CTB of approximately $560,000. The CTB agreement provided the president and sole stockholder of the seller with a three-year employment agreement.

The cash portion of the purchase price of each transaction, as well as the repayment of CTB debt of $560,000 to its collateralized lender was funded with a portion of the proceeds of a borrowing pursuant to a Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997, as amended May 13, 1997, (the "Loan Facility"), between IBJ Schoder Bank & Trust Company, as Agent ("IBJ") and the Company and all its subsidiaries. The Loan Facility consists of a $3,000,000 Term Loan (the "Term Loan") payable in 35 monthly installments of $50,000 each with the balance to be paid at maturity and a Revolving Credit Facility (the "Revolver Loan") of up to $10,000,000 to be advanced at the rate of 80% of eligible accounts receivable and 50% of inventories. The Revolver Loans bears interest at the rate of 1/4 of 1% plus the higher of (i) the base commercial lending rate of IBJ or (ii) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 1/4 of 1%, or, at the option of the Company at the Eurodollar rate plus 2%. The Eurodollar rate is defined as Libor for a designated period divided by one less the aggregate reserve requirements. The interest on the Term Loan is 1/2% higher than the interest rate on the Revolver Loans. The Loans Facility is secured by a pledge of the assets of the borrowers and a pledge of the outstanding capital stock of the subsidiaries of the Company. As of March 31, 1998, the principal amounts outstanding of Term Loans was $2,300,000 and the Revolver Loans was $7,489,000.

The Loan Facility contains certain covenants that include maintenance of certain financial ratios, maintenance of certain amounts of working capital and net worth as well as other affirmative and negative covenants. At December 31, 1997, the Company was not in compliance with certain of these covenants. On April 14, 1998, the Company entered into an amended credit agreement whereby the non-compliance at December 31, 1997 was waived, and the financial covenants through December 31, 1998 were amended. At March 31, 1998, the Company was not in compliance with two of the covenants. On May 20, 1998 the Bank waived compliance with such covenants the Company is currently in compliance with those covenants.

Pursuant to the Management Agreement with Founders Management Services, Inc. ("Founders"), the Company paid Founders, for its origination and negotiating services in connection with (i) the acquisition of Battery Network and the loan facility, $240,000 and issued to the designees of Founders five year warrants to purchase 100,000 shares of Common Stock at a price of $4. 125 per share and paid Founders (ii) the acquisition of CTB, $40,000.

In February 1998 the Management Agreement was revised by mutual consent to eliminate the organization and incentive fee provisions of the original agreement, and to establish April 30, 1999 as the expiration date for the Agreement. The revised agreement thereby limits fees paid to Founders to an annual fee of $150,000, payable monthly.

The BN Acquisition and CTB Acquisition were accounted for as purchases in accordance with Accounting Principles Board Opinion No.16. The total purchase price, net of cash acquired, was allocated to the assets acquired and liabilities assumed based on their estimated fair values, as follows:




                                                                      (In Thousands)
                                                     Battery Network             CTB
                                                     ---------------           ---------
Accounts receivable                                        $ 2,522             $   648
Inventories                                                  4,679                 347
Property and equipment                                         185                  79
Other assets                                                   177                  32
Accounts payable, accrued expenses and debt                 (1,307)             (1,321)
Excess of cost over net assets acquired                      4,458               1,061
                                                           -------             -------
           Total                                           $10,714             $   846
                                                           -------             -------

The excess of the cost over the net assets acquired will be amortized over a period of 25 years. The results of operations of Battery Network and CTB are included with those of the Company for the periods subsequent to the dates of acquisition.

The following unaudited pro forma summary data presents the consolidated results of operations of the Company for the three months ended March 31, 1997, as if the CTB acquisition has been completed at the beginning of 1997, and does not purport to be indicative of what would have occurred had the acquisition actually been made as of such date or of results which may occur in the future.

                               THREE MONTHS ENDED
                                 March 31, 1997

Net sales                                        $14,000
                                                 =======
 Income attributable to common
 stockholders*                                       256
                                                 =======

Income per share attributable to
 common stockholders*                            $   .05
                                                 =======

*Reflect adjustments for increased interest expense arising from acquisition debt, amortization of goodwill, changes in compensation to stockholder officers, and related tax adjustments.

3.   STOCKHOLDERS EQUITY

See Notes 1 and 2 for information as to the issuance in January, 1997 in connection with the acquisition of Battery Network, of 550,000 shares of Common Stock valued at $4.125 per share and five year options to purchase 225,000 shares of Common Stock at an exercise price of $4.50 per share and the issuance in May 1997 of 193,500 shares of Common Stock valued at $2.31 per share upon the acquisition of CTB. The Company also issued in connection with the BN Acquisition to designees of Founders warrants to purchase 100,000 shares of Common Stock at a price of $4.125 per share.

Item 2. MANAGEMENTS DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

The following table represents the Company's statement of operations data expressed as a percentage of net sales for the respective periods:

                                                       Three Months Ended
                                                        -----------------

                                                            March 31,
                                                            --------
                                                    1997                1998
                                                    ----                ----
Net Sales                                          100.0%              100.0%
Cost of Sales                                       71.3                72.7
                                                   -----               -----
   Gross Profit                                     28.7                27.3
                                                   -----               -----

Selling, General &
Administrative Expenses                             23.9                27.8
                                                   -----               -----
Operating Income (Loss)                              4.8                 (.5)
                                                   -----               -----
Interest (Income) expense, net                       1.1                (1.5)
                                                   -----               -----
Income (Loss)  before provision for
   income taxes:                                     3.7                (2.0)
                                                   -----               -----
Income taxes (benefit)                               1.6                 (.9)
                                                   -----               -----
Net Income (Loss)                                    2.1                (1.1)
                                                   -----               -----

Three Months ended March 31, 1998 ("1998") Compared to Three Months ended March 31, 1997 ("1997").

Net sales increased 2.6% from $12.8 million in 1997 to $13.1 million in 1998. The increase was primarily due to the acquisition of CTB, effective May 12, 1997, that contributed $1.4 million of sales for the three months, and the continued growth of Advanced Fox's cellular accessory business that increased approximately $390 thousand (or 11%) compared to 1997. Offsetting these increases was a decline in Battery Network sales of approximately $1.4 million (or 22.7%) during the first three months of 1998 compared to 1997.

Gross profit decreased by 81 thousand from $3.7 million in 1997 to $3.6 million, a decrease of $81 thousand, in 1998, and as a percentage of sales decreased from 28.7% in 1997 to 27.3% in 1997. The decrease in gross profit was primarily due to a decline of $902 thousand in Battery Network's gross profit during the three months. The Battery Network gross profit decrease was partially offset by the acquisition of CTB in May 1997 that contributed $552 thousand in gross profit for the three months, and the increase in Advanced Fox and Tauber's gross profit that contributed $258 thousand and $67 thousand, respectively an increase of $597,000 for the three months.

Selling, General & Administrative ("SG&A") expenses, increased of 597 thousand from $3.1 million in 1997 to $3.7 million in 1998, and as a percentage of sales from 23.9% in 1997 to 27.8% in 1998. The bulk of the increase in dollars is attributable to (i) the acquisition of CTB in May 1997 ($573 thousand), (ii) additional general and administrative costs associated with being a growing public company and (iii) an increase in marketing, selling and distribution costs incurred by Advanced Fox, which were only partially offset by reductions in general and administrative costs at Battery Network and Specific Energy.

Interest (income) expense increased from $140 thousand in 1997 to $202 thousand in 1998 due primarily to increased borrowing under the Loan Facility in connection with the acquisition of CTB in May 1997, the redemption in April 1997 of outstanding 750,000 shares of Series A Preferred Stock plus accrued interest for $800 thousand and general operating needs.

The Company's effective income tax rate in calculating the benefit occurs from the loss for the period increased from 43.0% to 50.0% in 1998. The income tax benefit for the three months ended March 31, 1998 reflects income taxes at an estimated annual rate.

On January 8, 1998, the Company hired Alan W. Baldwin as Chief Executive Officer and Director. In February 1998, Dave Peterson, President of the Company's Specific Energy operation was promoted to replace William Sapp as President of Battery Network and Tauber.

See Item 5 for other changes which occurred in May 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's requirement for capital is to fund (i) sales growth, (ii) capital equipment expenditures related to Year 2000 system compliance and manufacturing tooling, and (iii) financing for acquisitions. The Company's primary sources of financing during 1997 were bank borrowings and equity issuances in partial payments of Battery Network and CTB aquisitions and 1998 were bank borrowings.

On January 7, 1997, effective January 1, 1997, the Company acquired the business and related assets of Battery Network and on May 12, 1997 acquired the business and related assets of CTB, as discussed in Note 2 "Acquisition and Loan Facility" to the Consolidated Financial Statements.

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

The Company's working capital as of March 31, 1998 was $13.2 million. For the three months ended March 31, 1998, net cash provided by operating activities was $1.6 million. Net cash provided from (used by) operations was comprised of a net loss of ($144 thousand) offset by depreciation and amortization of $193 thousand and a net increase in assets and liabilities of $1.5 million. The net increase in assets and liabilities was comprised of decreased accounts receivable and inventory balances, and increased accounts payable and prepaid expense balances. For the three months ended March 31, 1997, net cash used by operating activities was $435 thousand. Net cash provided from operations was comprised of net income of $269 thousand and depreciation of $131 thousand, offset by a net decrease in assets and liabilities of $851 thousand. The net decrease in assets and liabilities in 1997 was comprised of increased accounts receivable, inventory and accounts payable balances, and decreased prepaid expenses.

Net cash used in investing activities for the three months ended March 31, 1998 was $110 thousand, primarily for the purchase of property and equipment. Net cash used in investing activities for the three months ended March 31, 1997 was $10.5 million for the acquisition of Battery Network in January 1997 and $72 thousand for the purchase of property and equipment.

Cash used by financing activities for the three months ended March 31, 1998 was $1.5 million comprised of $1.3 million net borrowings under the Revolving Credit Facility and $150 thousand under the Term Loan Facility. Cash provided by financing activities for the three months ended March 31, 1997 was $9.2 million comprised primarily of $3.0 million borrowings under the Term Loan Facility, $4.8 million borrowings under the Revolving Credit Facility and $2.3 million from issuance of common stock to stockholders of Battery Network. Cash used by financing activities was comprised of $148 thousand financing costs related to the Battery Network acquisition, $603 thousand in payments on debt and capital lease obligations and $100 thousand in payments under the Term Loan Facility. The Company had at March 31, 1998 cash and cash equivalents of approximately $478 thousand.

The Loan Facility contains certain covenants that include maintenance of certain financial ratios, maintenance of certain amounts of working capital and net worth as well as other affirmative and negative covenants. At December 31, 1997, the Company was not in compliance with certain of these covenants. On April 14, 1998, the Company entered into an amended credit agreement whereby the non-compliance at December 31, 1997 was waived, and the financial covenants through December 31, 1998 were amended to reflect the Company's then current projections. At March 31, 1998, the Company was not in compliance with two of the covenants. On May 20, 1998 the Bank waived compliance with such covenants. The Company is currently in compliance with those covenants.

The Company estimates that it will incur capital expenditures of approximately $600,000 during the twelve months ended March 31, 1999, principally for the procurement of a computer system and software to upgrade the Company's business systems and to insure the Year 2000 compliance.

Based upon its present plans, management believes that operating cash flow, available cash and available credit resources will be adequate to make the repayments of indebtedness described herein, meet the working capital cash needs of the Company and anticipated capital expenditure needs during the 12 months ending March 31, 1999. Although the Company would intend to issue shares of Common Stock as its primary method of financing acquisitions, it anticipates that additional funds may be required to successfully implement its acquisition program, and will use various methods to finance acquisitions, including raising new equity capital, for this purpose.

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

                                     PART II



Item 5 - Other Information

The following management changes have been effected. On May 5, 1998, Warren H. Haber resigned as Chairman of the Board and Director and John L. Teeger resigned as Vice President and Director of the Company and Alan W. Baldwin, President and Chief Executive Officer of the Company, was elected Chairman of the Board. On May 18, 1998, Messers. Robert C.
Meehan and Allan S. Kalish were elected Directors to fill the vacancies in the Board created by the foregoing resignations. On May 29, 1998 Messrs. John Simon and Bruce A. Barnet resigned as Directors and Mr. Meehan was elected Chairman of the Board. On June 1, 1998 Mr. Fred Corrado resigned as Director of the Board.

Mr. Kalish, age 72, is the owner of Kalish & Associates, a consulting firm specializing in marketing, advertising and public relations, which he founded in 1986. Kalish & Associates serves advertisers, marketers and advertising agencies throughout the country, including three New York Stock Exchange Companies. Prior to founding Kalish & Associates, Mr. Kalish served as a member of the Board of Directors of Checkpoint Systems, Inc., a New York Stock Exchange company, from 1993 to 1997.

Mr. Meehan, age 51, is a principal of Carriage House Investments, a private investment fund which invests in publicly traded securities. Prior to joining Carriage House Investments in 1994, Mr. Meehan was a principal of R.C. Meehan & Associates, a corporate finance consulting firm which he founded in 1986.

Item 6 - Exhibits and Current Reports

(A)  Exhibit - 3(a)        Copy of Certificate of Amendment to Certificate
                           of Incorporation, filed December 28, 1995.

               3(a)-1 Copy of Certificate of Amendments to Certificate of Incorporation, filed May 14, 1998, restating the authorized capital stock of the Company to reflect a redemption of 1,000,000 shares of Preferred Stock, the conversion in April 1996 of 517,900 shares of Class A Common Stock and redesignation of the balance of Class A Common Stock into Common Stock.

                10(a)      Copy of employment agreement with Alan W. Baldwin.


(B) Current Reports - There were no reports on Form 8-K filed during the three months ended March 31, 1998.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





June 1, 1998                     By:  /s/ Alan W. Baldwin
------------                          -------------------
Date                                  Alan W. Baldwin
                                      President and Chief Executive Officer


June 1, 1998                     By: /s/ Ronald E. Badke
------------                         -------------------
Date                                Ronald E. Badke
                                    Chief Operating Officer and Chief Financial
                                    Officer