Form 10-Q
period 1998-06-30
BATTERIES BATTERIES INC
filed 1998-08-18
CIK 1005504

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30,  1998

               Commission File Number 0-27994

                            BATTERIES BATTERIES, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                       13-383-5420
 (State of other jurisdiction                  (IRS Employer incorporation
 or organization)                                   Identification No.)



        50 Tannery Road, Unit 2
       North Branch, New Jersey                             08876
(Address of principal executive offices)                  (Zip Code)

                                 (908) 534-2111
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No As of August 14, 1998, there were 4,743,500 shares of common stock outstanding.

                            BATTERIES BATTERIES, INC.

                  FORM 10-Q FOR THE PERIOD ENDED June 30, 1998

                                      INDEX


                                                                                                 Page No.
                                                                                                 --------
PART I - FINANCIAL INFORMATION

                  Consolidated Financial Statements

                  Consolidated Balance sheets......................................                     3
                  June 30, 1998 (unaudited) and December 31, 1997

                  Consolidated Statements of Operations ...........................                     4
                  For the three and six months ended June 30, 1998
                        (unaudited) and 1997 (unaudited)

                  Consolidated Statements of Cash Flows ...........................                     5
                  For the three and six  months ended June 30, 1998 (unaudited) and
                  1997 (unaudited)

                  Notes to the Consolidated Financial Statements...................                     6

                  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..............................                     9



PART II - OTHER INFORMATION.........................................................                   15



DRAFT



                            BATTERIES BATTERIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)



                                                                                    December 31,         June  30,
                                                                                        1997                1998
                                                                                    -------------      ------------
                                                                                                       (unaudited)
ASSETS
CURRENT ASSETS:
 Cash and Cash Equivalents                                                          $       540           $     709
 Accounts receivable                                                                      7,638               6,452
 Inventories                                                                             11,932              10,108
 Prepaid expenses and other current assets                                                  581               1,267
 Current deferred income taxes                                                              219                 219
                                                                                            ---                 ---
       Total current assets                                                              20,910              18,755
                                                                                         ------              ------

PROPERTY AND EQUIPMENT - Net                                                              1,328               1,447
EXCESS OF COST OVER NET ASSETS ACQUIRED                                                   5,905               5,210
OTHER ASSETS                                                                                395                 319
                                                                                            ---                 ---

TOTAL                                                                               $    28,538            $ 25,731
                                                                                         ------              ------

LIABILITIES AND STOCKHOLDERS' EOUITY

CURRENT LIABILITIES:
Current portion of term loan facility                                               $       600            $     600
Accounts payable                                                                          3,108                4,756
Accrued expenses                                                                          2,350                1,293
Obligations under capital leases                                                              8                    0
                                                                                          -----                -----
      Total current liabilities                                                     $     6,066                6,649
                                                                                         ------                -----
                                                                                         10,742                8,835

LONG-TERM BANK DEBT - NET

STOCKHOLDERS' EQUITY
Preferred  Stock, par value $0.001, 1,000,000 shares authorized
   no shares issued or outstanding                                                           --                   --
Common Stock, par value $.00l, 10,000,000 shares
   authorized,  4,743,500 shares, issued and outstanding                                      5                    5
 Additional paid-in capital                                                              10,716               10,716
 Retained earnings (Deficit)                                                              1,009                 (474)
                                                                                         ------               ------
   Total stockholders' equity                                                            11,730               10,247
                                                                                         ------               ------
TOTAL                                                                               $    28,538            $  25,731
                                                                                         ------               ------

             See notes to consolidated financial statements.



             .

                                      DRAFT


                            BATTERIES BATTERIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (in thousands, except share and per share data)


                                              THREE MONTHS ENDED                       SIX MONTHS ENDED
                                          JUNE 30,1997   JUNE 30,1998            JUNE 30,1997     JUNE 30,1998
                                          ------------   ------------            ------------     ------------
NET SALES                                   $12,795         $12,599                $25,573          $25,713

COST OF SALES                                 8,932           9,241                 18,047           18,474
                                            -------         -------                -------          -------

  Gross profit                                3,863           3,358                  7,526            7,239

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                     3,383           4,390                  6,435            8,338

RESTRUCTURING CHARGES                             0             640                      0              640
                                            -------          ------                 ------           ------

INCOME (LOSS) FROM OPERATIONS                   480          (1,672)                 1,091           (1,739)

INTEREST EXPENSE, NET                           173             193                    313              395
                                           --------           -----                 ------           ------
INCOME (LOSS) BEFORE PROVISION (BENEFIT)
   FOR INCOME TAXES                             307          (1,865)                   778           (2,134)

PROVISION (BENEFIT) FOR INCOME TAXES            143            (526)                   345             (651)
                                           --------          -------                ------          -------
NET INCOME (LOSS)                               164          (1,339)                   433           (1,483)

PREFERRED STOCK DIVIDEND                          0              --                     15               --
                                           --------          -------                ------          -------

NET INCOME (LOSS) ATTRIBUTABLE TO
   COMMON STOCKHOLDERS                          164          (1,339)                   418           (1,483)
                                           --------          -------                ------          --------

NET INCOME (LOSS) PER SHARE -
 BASIC AND DILUTED                           $ 0.04          $(0.28)                $ 0.09            (0.31)
                                           --------          -------              --------          --------

WEIGHTED AVERAGE NUMBER OF COMMON &
COMMON EQUIVALENT SHARES OUTSTANDING      4,656,049        4,743,500             4,603,314         4,743,500
                                          ---------        ---------             ---------         ---------


                 See notes to consolidated financial statements

                            BATTERIES BATTERIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (In 000's)




                                                                          SIX MONTHS ENDED
                                                               JUNE 30, 1997        JUNE  30, 1998
                                                               -------------        --------------
OPERATING ACTIVITIES:
Net income (loss)                                                     $433                $(1,483)
Adjustments to reconcile net income (Loss)  to net cash
provided by operating activities:
 Depreciation & amortization expense                                   288                    386
 Deferred income tax                                                   (8)                     --
Non cash restructuring charge                                          --                     575

CHANGES IN ASSETS AND LIABILITIES:
   Accounts receivable                                               (742)                  1,186
   Inventories                                                       (484)                  1,824
   Prepaid expenses and other assets                                   31                    (686)
   Accounts payable and accrued expenses                              204                     591
                                                                    -----                   -----
   Net cash provided (used) by operating activities                  (278)                  2,393
                                                                    -----                   -----

INVESTING ACTIVITIES:
Purchase of property and equipment, net                              (192)                   (309)
Acquisition of Cliffco of Tampa Bay, net of cash acquired            (942)                      0
Acquisition of Battery Network, net of cash acquired              (10,596)                      0
                                                                  -------                 -------
   Net cash used in investing activities                          (11,730)                   (309)
                                                                  -------                 -------

FINANCING ACTIVITIES:
Borrowings under Term Loan Facility                                 3,000                       0
Payments under Term Loan Facility                                    (250)                   (300)
Net borrowings (payments)  under Revolving Credit Facility          6,820                  (1,607)
Redemption of Preferred Stock                                        (750)                      0
Issuance of Common Stock to stockholders of Battery Network
 and Cliffco of Tampa Bay                                           2,716                       0
Financing costs relating to the Battery Network acquisition an
  Cliffco of Tampa Bay acquisition                                   (179)                      0
Payments on debt and capital lease obligations                     (1,186)                     (8)
                                                                   ------                  ------
  Net cash provided by (used) financing activities                 10,171                  (1,915)
                                                                   ------                  ------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (1,837)                    169

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      2,609                     540
                                                                   ------                  ------


CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 772                    $709
                                                                    ------                 ------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during period for:
      Interest                                                      $ 271                    $449
                                                                    -----                   -----
      Income taxes                                                  $ 247                    $362
                                                                    -----                    ----


        See notes to consolidated financial statements.

                            BATTERIES BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)

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

The Company's operations are organized into two business groups: batteries and cellular products.

The Battery Group is headquartered in Escondido, California and is comprised of:

o Tauber Electronics which engineers, manufactures, and distributes battery packs and battery systems to original equipment manufacturers throughout the United States.

o Battery Network is a national distributor of specialty batteries to the commercial, industrial, and government/institutional markets.

o Specific Energy Corporation, aka, Batteries Batteries for Everything, distributes specialty battery products through four retail stores located in the greater Phoenix, Arizona metropolitan area.

The Cellular Products Group is headquartered in Huntingdon Valley, Pennsylvania and is comprised of:

o Advanced Fox Cellular, based in Huntingdon Valley, Pennsylvania with a warehouse in Miami, Florida, distributes over 1,600 cellular accessory products, including batteries, chargers, and antennas to customers throughout North and South America.

o Cliffco of Tampa Bay, Florida is a distributor of cellular products to a variety of customers including the large communication carriers.

The accompanying consolidated financial statements as of June 30, 1998 and the three and six months ended June 30, 1998 and June 30, 1997, are unaudited; but in the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results which may be expected for the year as a whole. These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.       ACQUISITIONS AND LOAN FACILITY

On January 7, 1997, effective January 1, 1997 the Company acquired (the "BN Acquisition") the business and related assets of Battery Network which operates principally in California, New Jersey and Illinois. The purchase price of approximately $11.2 million consisted of (i) approximately $8.3 million in cash, subject to adjustment to the extent that the net worth, as defined of Battery Network, exceeded or was less than $7.3 million; (ii) 550,000 shares of Common Stock valued at a price of $4.125 per share and five year options to purchase an additional 225,000 shares at an exercise price of $4.50 per share, and (iii) approximately $590,000 in transaction costs.

On May 12, 1997, the Company acquired the business and related assets of CTB. The purchase price of approximately $615,000 consisted of (i) cash of approximately $75,000 (ii) 193,000 shares of common stock valued at $2.35 per share or $446,985 and (iii) approximately $93,000 in transaction costs. In addition, the Company assumed liabilities of $1,162,000. As part of its assumption of liabilities, the Company paid at the closing indebtedness of CTB of approximately $560,000. The CTB agreement provided the president and sole stockholder of the seller with a three-year employment agreement. The operations of CTB have been included in the consolidated results of operations of the Company from the date of its acquisition.

The cash portion of the purchase price of each transaction, as well as the repayment of CTB debt of $560,000 to its collateralized lender was funded with a portion of the proceeds of a borrowing pursuant to a Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997, as amended May 13, 1997, (the "Loan Facility"), between IBJ Schroder Bank & Trust Company, as Agent ("IBJ") and the Company and all its subsidiaries. The Loan Facility consists of a $3,000,000 Term Loan (the "Term Loan") payable in 35 monthly installments of $50,000 each with the balance to be paid at maturity and a Revolving Credit Facility (the "Revolver Loan") of up to $10,000,000 to be advanced at the rate of 80% of eligible accounts receivable and 50% of inventories. The Revolver Loans bears interest at the rate of 1/4 of 1% plus the higher of (i) the base commercial lending rate of IBJ or (ii) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 1/4 of 1%, or, at the option of the Company at the Eurodollar rate plus 2%. The Eurodollar rate is defined as Libor for a designated period divided by one less the aggregate reserve requirements. The interest on the Term Loan is 1/2% higher than the interest rate on the Revolver Loans. The Loans Facility is secured by a pledge of the assets of the borrowers and a pledge of the outstanding capital stock of the subsidiaries of the Company. As of June 30, 1998, the principal amounts outstanding of Term Loans was $2,150,000 and the Revolver Loans was $7,285,000.

The Loan Facility contains certain covenants that include maintenance of certain financial ratios, maintenance of certain amounts of working capital and net worth as well as other affirmative and negative covenants. At December 31, 1997, the Company was not in compliance with certain of these covenants. On April 14, 1998, the Company entered into an amended credit agreement whereby the non-compliance at December 31, 1997 was waived, and the financial covenants through December 31, 1998 were amended. At March 31, 1998, the company was not in compliance with two of the covenants. On May 20, 1998 the Bank waived compliance with such covenants. At June 30, 1998, the company was not in compliance with five of the covenants. On August 18, 1998 the Company entered into an amended credit agreement whereby the non-compliance at June 30, 1998 was waived, and the financial covenants through June 30, 1999 were amended.

3.  MANAGEMENT AGREEMENT

In February 1998, the Management Agreement with Founders Management Services, Inc. ("Founders") was revised by mutual consent to delete provisions relating to the rights of Founders to a incentive fee and to an origination fee (thereby limiting its fees to an annual management fee of $150,000) and to move up the expiration date of the Agreement to April 30, 1999. On May 5, 1998, both active principals of Founders resigned as officers and directors of the Company, effectively terminating the relationship between the Company and Founders.
 .
4.  RESTRUCTURING CHARGES  .

During the second quarter of 1998, the company made the decision to exit the retail battery business and explore the possibility of a sale of Specific Energy Corporation in Phoenix, Arizona. On August 6, 1998, the Company executed an Asset Purchase Agreement with a closing date set for on or about August 31, 1998. In accordance with FASB Statement 121 - "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of", the Company reduced the carrying amount of" the retail assets of Specific Energy to its net realizable value in the second quarter of 1998 by $575,000 which principally represented the remaining goodwill resulting from the Specific Energy acquisition in 1995.

In addition, the Company incurred certain charges to relocate its Redmond, Washington and McHenry, Illinois Battery Network divisions. In connection therewith, the Company incurred severance and other relocation costs of $65,000 during the second quarter of 1998.

Item 2. MANAGEMENTS DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

The following table represents the Company's statement of operations data expressed as a percentage of net sales for the respective periods:


                                                                 Three Months Ended            Six Months Ended
                                                                 ------------------            ----------------
                                                                    June 30,                       June 30,
                                                                    --------                      --------
                                                             1997            1998            1997            1998
                                                             ----            ----            ----            ----
Net Sales                                                   100.0%          100.0%          100.0%          100.0%
Cost of Sales                                                69.8            73.3            70.6            71.8
                                                           ------           -----           -----           -----
   Gross Profit                                              30.2            26.7            29.4            28.2
                                                           ------           -----           -----           -----

Selling, General &
Administrative Expenses                                      26.4            34.8            25.2            32.4
                                                           ------           -----           -----           -----
Restructuring and Charges                                      --             5.1              --             2.5
                                                           ------           -----           -----           -----

 Operating Income (Loss)                                      3.8           (13.3)            4.2            (6.8)
                                                           ------           -----           -----           -----

Interest expense, net                                         1.4             1.5             1.2             1.5
                                                           ------           -----           -----           -----

Income (Loss)  before provision (benefit)
  for income taxes:                                           2.4           (14.8)            3.0            (8.3)
                                                           ------           -----           -----           -----
Income tax provision (benefit)                                1.1            (4.2)            1.3            (2.5)
                                                           ------           -----           -----           -----
Net Income (Loss)                                             1.3           (10.6)            1.7            (5.8)
                                                           ------           -----           -----           -----

Three Months ended June 30, 1998 ("1998") Compared to Three Months ended June 30, 1997 ("1997").

Net sales decreased 1.6% from $12.8 million in 1997 to $12.6 million in 1998. The overall decline of 1.6% is a combination of a 37% increase in Cellular Products sales and a 31% decline in the sales of Battery Network. Contributing to the Cellular Products increase was a 16% growth in the sales of Advanced Fox Cellular and a full quarter's sales contributed by Cliffco which was acquired in May 1997. Battery Network's sales decline was substantially caused by a sharp drop in sales immediately following a planned shut down of the Midwest and Washington offices in May and the consolidation of these offices with Battery Network's operations in Escondido, California. The sales for Tauber Electronics and Specific Energy in 1998 were approximately unchanged from the prior year.

Gross profit decreased by $.5 million from $3.9 million in 1997 to $3.4 million in 1998, and as a percentage of sales decreased from 30.2% to 26.7%. The decrease in gross profit was primarily due to a decline of $914,000 in Battery Networks gross profit during the three months and flat gross profit of CTB inspite of significantly higher sales. Both Battery Network and CTB's gross margin were negatively impacted by additional reserves of approximately $300,000 in the quarter in conjunction with a management decision to discontinue and sell off certain product and product lines as part of an inventory reduction program. The negative margin results in both CTB and Battery Network operations were partially offset by an increase in Advanced Fox gross profit that contributed $440,000 for the three months.

Selling, general and administrative (SG & A) expenses increased by $1.0 million from $3.4 million in 1997 to $4.4 million in 1998, and as a % of sales from 26.4% to 34.8%. The increase was due to:

 (i) the acquisition of CTB in May, 1997 resulting in additional marketing, selling and occupancy (move into a new and bigger facility) to develop the business (ii) an increase in SGA costs at Battery Network, resulting from an increase in management and sales payroll incurred in connection with the restructuring of Battery Network, as well as the sales decrease incurred by Battery Network and (iii) an increase in marketing, selling and distribution expenses incurred by Advanced Fox and Tauber which were only partially offset by reductions in general and administrative costs of Specific Energy.

During the second quarter of 1998, the company made the decision to exit the retail battery business and explore the possibility of a sale of Specific Energy Corporation in Phoenix, Arizona. On August 6, 1998, the Company executed an Asset Purchase Agreement with a closing date set for on or about August 31, 1998. In accordance with FASB Statement 121 - "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of", the Company reduced the carrying amount of" the retail assets of Specific Energy to its net realizable value in the second quarter of 1998 by $575,000 which principally represented the remaining goodwill resulting from the Specific Energy acquisition in 1995.

In addition, the Company incurred certain charges to relocate its Redmond, Washington and McHenry, Illinois Battery Network divisions. In connection therewith, the Company incurred severance and other relocation costs of $65,000 during the second quarter of 1998.

Interest expense increased from $172,000 thousand in 1997 to $192,000 in 1998 due primarily to increased borrowings under the Loan Facility in connection with the acquisition of CTB in May, 1997, the redemption in April, 1997 of outstanding 750,000 shares of series A Preferred Stock and general operating needs.

The company's effective income tax rate in calculating the benefit in 1998 based on the loss for the period was 28.2% as compared to a tax rate of 46.6% in 1997. The substantial difference in tax rate is attributable to the $575,000 estimated loss on the sale of the retail operation, which is not expected to generate a tax benefit.

Six Months ended June 30, 1998 ("1998") Compared to Six Months ended June 30, 1997 ("1997").

Net sales increased by .5% from $25.6 million in 1997 to $25.7 million in 1998. The increase was primarily the result of the continued growth of Advanced Fox ($1.0 million ) and to the acquisition of CTB, effective May 12, 1997 that contributed approximately $2.2 million of sales for the comparable period up to May 12, 1998, coupled with sales increases for the balance of the period of $.2 million offset by decreases in Battery Network sales of approximately $3 million.

Gross profit decreased from $7.5 million in 1997 to $7.2 million in 1998 and as a % of sales decreased 29.4% to 28.2%. The decrease was primarily the result of a decline of $1.5 million in Battery Network's gross profit during the six months and flat gross profit from CTB in the second quarter in spite of signficant higher sales. Both Battery Network's and CTB's gross margins were negatively impacted by additional reserves of approximately $300,000 taken in the second quarter in conjunction with a management discision to discontinue and sell off certain products and product lines as part of the company's Inventory Reduction program. The results were partially offset by an increase in gross profit in Advanced Fox of $700,000 and the acquisition of CTB in May 9, 1997 that contributed approximately $600,000 in gross profit for the January 1 to May 12, 1998 period.

Selling, General and Administrative (S,G & A) expenses increased by $1.9 million from $6.4 million in 1997 to $8.3 million in 1998, as a % of sales increased from 25.2% to 32.4%. The increase was attributable to (i) the acquisition of Cliffco in May 1997 (approximately $750,000) for the period and increase in marketing, selling and occupancy expense (move to larger facility) to grow the business and (ii) an increase in SG&A costs at Battery Network, resulting from an increase in management and sales payroll incurred in connection with the restructuring of Battery Network, as well as the sales decrease incurred by Battery Network and (iii) an increase in marketing, selling and distribution costs incurred by Advanced Fox and Tauber, which were only partially offset by reduction in general and administrative expenses at Specific Energy.

Interest expense increased from $313,000 in 1997 to $395,000 in 1998 due primarily to increased borrowing under the Loan Facility in connection with the acquisition of CTB in May, 1997, the redemption in April, 1997 of outstanding 750,000 shares of Series A Preferred Stock and general operating needs.

The Company's effective income tax rate in 1998 based on the loss for the six months was 30.5% as opposed to a tax rate of 44.3% in 1997. The substantial difference in tax rate is mainly attributable to the $575,000 estimated loss on the sale of the retail operation, which is not expected to generate a tax benefit. The income tax benefit for the six months ended June 30, 1998 reflects income taxes at an estimated annual rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company's requirement for capital is to fund (i) sales growth, (ii) capital equipment expenditures related to Year 2000 system compliance and manufacturing tooling, and (iii) financing for acquisitions. The Company's primary sources of financing during 1997 were bank borrowings and equity issuances in partial payment of ("Battery Network") and ("CTB") aquisition and 1998 were bank borrowings.

On January 7, 1997, effective January 1, 1997, the Company acquired the business and related assets of Battery Network and on May 12, 1997 acquired the business and related assets of ("CTB"), as discussed in Note 2 "Acquisition and Loan Facility" to the Consolidated Financial Statements.

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

The Company's working capital as of June 30, 1998 was $12.1 million. For the six months ended June 30, 1998, net cash provided by operating activities was $2.4 million. Net cash provided from operations was comprised of a net loss of ($1.5 million) offset by depreciation and amortization of $386 thousand non-cash restructuring charges of $575 thousand and a net decrease in assets and liabilities of $2.9 million. The net decrease in assets and liabilities was comprised of decreased accounts receivable and inventory balances, and increased accounts payable and prepaid expense balances. The Company has implemented an inventory reduction program designed to eliminate certain products and product lines, rationalize and reduce other product lines, and to dispose of such inventories in an expeditious manner. For the six months ended June 30, 1997, net cash used by operating activities was $278 thousand. Net cash used in operations was comprised of net income of $433 thousand and depreciation and amortization of $288 thousand, offset by a net increase in assets and liabilities of $991 thousand. The net increase in assets and liabilities in 1997 was comprised of increased accounts receivable, inventory and accounts payable balances, and decreased prepaid expenses.

Net cash used in investing activities for the six months ended June 30, 1998 was $309 thousand primarily for the purchase of property and equipment. Net cash used in investing activities for the six months ended June 30, 1997 was $10.5 million for the acquisition of Battery Network in January, 1997, $.9 million for the acquisition of Cliffco in May, 1997 and $192 thousand for the purchase of property and equipment.

Cash used by financing activities for the six months ended June 30, 1998 was $1.9 million comprised of $1.6 million net payments under the Revolving Credit Facility and $300 thousand payments under the Term Loan Facility. Cash provided by financing activities for the six months ended June 30, 1997 was $10.2 million comprised primarily of $3.0 million borrowings under the Term Loan Facility, $6.8 million borrowings under the Revolving Credit Facility and $2.7 million from issuance of common stock to stockholders of Battery Network and Cliffco. The Company had at June 30, 1998 cash and cash equivalents of approximately $709 thousand.

The Loan Facility contains certain covenants that include maintenance of certain financial ratios, maintenance of certain amounts of working capital and net worth as well as other affirmative and negative covenants. At December 31, 1997, the Company was not in compliance with certain of these covenants. On April 14, 1998, the Company entered into an amended credit agreement whereby the non-compliance at December 31, 1997 was waived, and the financial covenants through December 31, 1998 were amended to reflect the Company's current projections. At June 30, 1998 the Company was not in compliance with certain of these covenants. On August 18, 1998, the Company entered into an amended credit agreement whereby the non-compliance at June 30, 1999 was waived and the financial covenants through June 30, 1999 were amended to reflect the Company's current projections.

The Company estimates that it will incur capital expenditures of approximately $600,000 during the twelve months ended June 30, 1999, principally for the procurement of a computer system and software to upgrade the Company's business systems and to insure the Year 2000 compliance. The company has either committed to or is in the process of committing to new computer software systems and has purchased most of the requisite hardware necessary to install the systems. The company intends to have this software which is fully year 2000 compliant functional in each of its operations during the first quarter of 1999.

Based upon its present plans, management believes that operating cash flow, available cash and available credit resources will be adequate to make the repayments of indebtedness described herein, meet the working capital cash needs of the Company and anticipated capital expenditure needs during the 12 months ending June 30, 1999.

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

                                     PART II



Item 5 - Exhibits and Current Reports

(A)  Exhibits

       (1) Copy of Waiver and Amendment to Revolving Credit, Term Loan and Security Agreement dated August 18, 1998 among IBJ Schroder Bank and Trust Company as Agent, The Company and its subsidiaries.


(B)  Current Reports -

       (1) There was a Form 8-K filed on June 17, 1998. The election of Steven Rade as President and CEO of Batteries Batteries, Inc. on June 5, 1998 replacing Alan Baldwin who resigned as President and CEO as of June 4, 1998.

SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                By:  Steve Rade /s/
------------------------             --------------
          Date                       Steve Rade
                                     Chief Executive Officer


                                By: Ronald E. Badke /s/
------------------------            -------------------
          Date                      Ronald E. Badke
                                    Chief Operating Officer and Chief Financial
                                    Officer