Form 10-Q
period 1998-09-30
BATTERIES BATTERIES INC
filed 1998-11-23
CIK 1005504

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q



 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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

                       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes X No
                          ---
                       As of November 14, 1998, there were 4,743,500 shares of common stock outstanding.

                           BATTERIES BATTERIES, INC.

               FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 1998

                                     INDEX


                                                                                                    Page No.
                                                                                                    --------
PART I - FINANCIAL INFORMATION

                  Consolidated Financial Statements

                  Consolidated Balance sheets......................................                     3
                  September 30, 1998 (unaudited) and December 31, 1997

                  Consolidated Statements of Operations............................                     4
                  For the three and nine months ended September 30, 1998
                    (unaudited) and 1997 (unaudited)

                  Consolidated Statements of Cash Flows ...........................                     5
                  For the nine months ended September 30, 1998 (unaudited) and
                    1997 (unaudited)

                  Notes to the Consolidated Financial Statements...................                     6

                  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..............................                     9



PART II - OTHER INFORMATION........................................................                    15



                           BATTERIES BATTERIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)


                                                                                    December 31,     September  30,
                                                                                        1997               1998
                                                                                  ----------------   ----------------
                                                                                                       (unaudited)
ASSETS
------
CURRENT ASSETS:
 Cash and Cash Equivalents                                                          $       540        $     867
 Accounts receivable                                                                      7,638            6,775
 Inventories                                                                             11,932            9,326
 Prepaid expenses and other current assets                                                  581            1,013
 Current deferred income taxes                                                              219              215
                                                                                            ---              ---
       Total current assets                                                              20,910           18,196
                                                                                         ------           ------

PROPERTY AND EQUIPMENT - Net                                                              1,328            1,279
EXCESS OF COST OVER NET ASSETS ACQUIRED                                                   5,905            5,150
OTHER ASSETS                                                                                395              278
                                                                                            ---              ---

TOTAL                                                                               $    28,538         $ 24,903
                                                                                         ------           ------

LIABILITIES AND STOCKHOLDERS' EOUITY
------------------------------------
CURRENT LIABILITIES:
Current portion of term loan facility                                               $       600          $   600
Accounts payable                                                                          3,108            3,479
Accrued expenses                                                                          2,350            1,438
Obligations under capital leases                                                              8                0
                                                                                         ------            -----
      Total current liabilities                                                     $     6,066            5,517
                                                                                         ------            -----
LONG-TERM BANK DEBT - NET                                                                10,742            9,100



STOCKHOLDERS' EQUITY
Preferred  Stock, par value $0.001, 1,000,000 shares authorized
   no shares issued or outstanding                                                           --               --
Common Stock, par value $.00l, 10,000,000 shares authorized,
   4,743,500 shares, respectively, issued and outstanding                                     5                5

Additional paid-in capital                                                               10,716           10,716
 Retained earnings (Deficit)                                                              1,009             (435)
                                                                                         ------           ------
   Total stockholders' equity                                                            11,730           10,286
                                                                                         ------           ------
TOTAL                                                                               $    28,538         $ 24,903
                                                                                         ------           ------

             See notes to consolidated financial statements.

                                     DRAFT





                              BATTERIES BATTERIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                (In thousands, except share and per share data)

                                                          THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                SEPTEMBER 30, 1997    SEPTEMBER 30, 1998    SEPTEMBER 30, 1997   SEPTEMBER 30, 1998
                                                ------------------    ------------------    ------------------   ------------------
NET SALES                                            $14,109               $13,126               $39,682               $38,839

COST OF SALES                                          9,773                 8,869                27,820                27,343
                                                       -----                 -----                ------                ------
    Gross Profit                                       4,336                 4,257                11,862                11,496
                                                       -----                 -----                ------                ------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           3,779                 3,902                10,214                12,240
RESTRUCTURING AND OTHER CHARGES                            0                     0                     0                   640
                                                       -----                 -----                ------                ------

INCOME (LOSS) FROM OPERATIONS                            557                   355                 1,648                (1,384)

INTEREST EXPENSE, NET                                    211                   213                   524                   608
                                                       -----                 -----                ------                ------
INCOME (LOSS) BEFORE PROVISION (BENEFIT)
   FOR INCOME TAXES                                      346                   142                 1,124                (1,992)

PROVISION (BENEFIT) FOR INCOME TAXES                     200                   102                   545                  (548)
                                                       -----                 -----                ------                -------

NET INCOME (LOSS)                                        146                    40                   579                (1,444)

PREFERRED STOCK DIVIDEND
   REQUIREMENTS                                            0                     0                    15                     0
                                                       -----                 -----                 -----                 ------
NET INCOME (LOSS) ATTRIBUTABLE TO
   COMMON STOCKHOLDERS                                $  146               $    40                $  564              $  (1,444)
                                                       -----                 -----                 -----                 -------
NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED       $ 0.03               $  0.01                $ 0.12                  (0.30)
                                                       -----                 -----                 -----                 -------
WEIGHTED AVERAGE NUMBER OF COMMON &
COMMON EQUIVALENT SHARES OUTSTANDING               4,743,500             4,743,500             4,700,000              4,743,500
                                                   =========             =========             =========              =========

                See notes to consolidated financial statements.

                           BATTERIES BATTERIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                   (In 000's)


                                                                                        NINE MONTHS ENDED
                                                                             SEPTEMBER 30, 1997   SEPTEMBER  30, 1998
                                                                             ------------------   -------------------
OPERATING ACTIVITIES:
Net income (loss)                                                                   $579                $(1,444)
Adjustments to reconcile net income (Loss)  to net cash
provided by operating activities:
 Depreciation & amortization expense                                                 452                    594
 Deferred income tax                                                                  (8)                    (8)
 Non cash restructuring charge                                                         0                    575


CHANGES IN ASSETS AND LIABILITIES:
   Accounts receivable                                                            (1,091)                   863
   Inventories                                                                    (1,157)                 2,221
   Prepaid expenses and other assets                                                  (4)                  (542)
   Accounts payable and accrued expenses                                             338                   (541)
                                                                                     ---                    ---
   Net cash provided (used) by operating activities                                 (891)                 1,718
                                                                                     ---                  -----

INVESTING ACTIVITIES:
Proceeds from sale of Specific Energy Assets                                           0                    715
Purchase of property and equipment, net of Disposition                              (387)                  (464)
Acquisition of Cliffco of Tampa Bay, net of cash acquired                           (942)                     0
Acquisition of Battery Network, net of cash acquired                             (10,656)                     0
                                                                                 -------                    ---
   Net cash (provided) in investing activities                                   (11,985)                   251
                                                                                 -------                    ---

FINANCING ACTIVITIES:
Borrowings under Term Loan Facility                                                3,000                      0
Payments under Term Loan Facility                                                   (400)                  (450)
Net borrowings (payments)  under Revolving Credit Facility                         7,865                 (1,192)
Redemption of Preferred Stock                                                       (750)                     0
Issuance of Common Stock to stockholders of Battery Network
 and Cliffco of Tampa Bay                                                          2,716                      0
Financing costs relating to the Battery Network acquisition an
  Cliffco of Tampa Bay acquisition                                                  (178)                     0
Payments on debt and capital lease obligations                                    (1,191)                     0
                                                                                  ------                 ------
  Net cash provided by (used) financing activities                                11,062                 (1,642)
                                                                                  ------                 ------

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                                            (1,814)                   327
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     2,609                    540
                                                                                   -----                   ----
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $795                   $867
                                                                                    ----                   ----

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during period for:
       Interest                                                                     $468                   $662
                                                                                    ====                   ====
       Income taxes                                                                 $340                   $420
                                                                                    ====                   ====

                See notes to consolidated financial statements.

                           BATTERIES BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                  (Unaudited)

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

o Specific Energy Corporation, which effective September 14, 1998, curtailed its distribution of specialty battery products through four retail stores located in the greater Phoenix, Arizona metropolitan area as a result of a sale of its retail assets on that date.

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

The accompanying consolidated financial statements as of September 30, 1998 and the three and nine months ended September 30, 1998 and September 30, 1997, are unaudited; but in the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results which may be expected for the year as a whole. These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

The cash portion of the purchase price of each transaction, as well as the repayment of CTB debt of $560,000 to its collateralized lender was funded with a portion of the proceeds of a borrowing pursuant to a Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997, as amended May 13, 1997, (the "Loan Facility"), between IBJ Schroder Bank & Trust Company, as Agent ("IBJ") and the Company and all its subsidiaries. The Loan Facility consists of a $3,000,000 Term Loan (the "Term Loan") payable in 35 monthly installments of $50,000 each with the balance to be paid at maturity (on November 16, 1998, the Company agreed to apply $360,000 of proceeds from a sale of its Specific Energy assets on September 14, 1998 against the "Term Loan" in the inverse order of its maturities) and a Revolving Credit Facility (the "Revolver Loan") of up to $10,000,000 to be advanced at the rate of 80% of eligible accounts receivable and 50% of inventories. The Revolver Loans bears interest at the rate of 1/4 of 1% plus the higher of (i) the base commercial lending rate of IBJ or (ii) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 1/4 of 1%, or, at the option of the Company at the Eurodollar rate plus 2%. The Eurodollar rate is defined as Libor for a designated period divided by one less the aggregate reserve requirements. The interest on the Term Loan is 1/2% higher than the interest rate on the Revolver Loans. The Loans Facility is secured by a pledge of the assets of the borrowers and a pledge of the outstanding capital stock of the subsidiaries of the Company. As of September 30, 1998, the principal amounts outstanding of Term Loans was $2,000,000 and the Revolver Loans was $7,700,000.

The Loan Facility contains certain covenants that include maintenance of certain financial ratios, maintenance of certain amounts of working capital and net worth as well as other affirmative and negative covenants. At December 31, 1997, the Company was not in compliance with certain of these covenants. On April 14, 1998, the Company entered into an amended credit agreement whereby the non-compliance at December 31, 1997 was waived, and the financial covenants through December 31, 1998 were amended. At March 31, 1998, the company was not in compliance with two of the covenants. On May 20, 1998 the Bank waived compliance with such covenants. At June 30, 1998, the company was not in compliance with five of the covenants. On August 14, 1998 the Company entered into an amended credit agreement whereby the non-compliance at June 30, 1998 was waived, and the financial covenants through June 30, 1999 were amended. On November 16, 1998, the Company entered into an agreement whereby the Bank agreed to waive risk-compliance with those covenants. Additionally, the agreement provides that the proceeds from the sale of Specific Energy in the amount of approximately $715,000 would be applied as follows:

o $360,000 to principal installments of the Term Loan in the inverse order of maturities.

o $355,000 to Revolving Advances under the Revolving Credit Facility.

3.  MANAGEMENT AGREEMENT

In February 1998 the Management Agreement with Founders Management Services, Inc. ("Founders") was revised by mutual consent to delete provisions relating to the rights of Founders to a incentive fee and to an origination fee (thereby limiting its fees to an annual management fee of $150,000) and to move up the expiration date of the Agreement to April 30, 1999. On May 5, 1998, both active principals of Founders resigned as officers and directors of the Company, effectively terminating the relationship between the Company and Founders.

4.  RESTRUCTURING CHARGES

During the quarter ended June 30, 1998, the Company made the decision to exit the retail battery business and explore the possibility of a sale of Specific Energy Corporation in Phoenix, Arizona. In accordance with FASB Statement 121 - "Accounting for the Impairment of Long-Lived Assets, and Assets to be Disposed of, the Company reduced the carrying amount of" the retail assets of Specific Energy to its net realizable value in the second quarter of 1998 by $575,000 which principally represented the remaining goodwill resulting from the Specific Energy acquisition in 1995. On September 14, 1998, the Company sold the retail assets in a cash purchase of $715,000, which was the approximate carrying value of the net assets sold and applicable transaction costs.

In addition, the Company incurred certain charges to relocate its Redmond, Washington and McHenry, Illinois Battery Network divisions. In connection, therewith, the Company incurred severance and other relocation costs of $65,000 during the second quarter of 1998.

Item 2. MANAGEMENTS DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

The following table represents the Company's statement of operations data expressed as a percentage of net sales for the respective periods:

                                                          Three Months Ended                 Nine Months Ended
                                                          ------------------                 ------------------

                                                            SEPTEMBER 30,                      SEPTEMBER  30,
                                                            --------------                     --------------

                                                       1997               1998              1997             1998
                                                       ----               ----              ----             ----
Net Sales                                             100.0%             100.0%             100.0%          100.0%
Cost of Sales                                          69.3               67.6               70.1            70.4
                                                       ----               ----               ----            ----
   Gross Profit                                        30.7               32.4               29.9            29.6
                                                       ----               ----               ----            ----
Selling, General &
Administrative Expenses                                26.8               29.7               25.7            31.5
Restructuring and Other Charges                                                                               1.6
                                                       ----               ----               ----            ----

Operating Income (Loss)                                 3.9                2.7                4.2            (3.6)
                                                       ----               ----               ----            ----
Interest expense, net                                   1.5                1.6                1.3             1.5
                                                       ----               ----               ----            ----

Income (Loss) before provision (benefit)
  for income taxes:                                     2.4                1.1                2.9            (5.1)
                                                       ----               ----               ----            ----

Income tax provision (benefit)                          1.4                 .8                1.4            (1.4)
                                                       ----               ----               ----            ----
Net Income (Loss)                                       1.0%                .3%               1.5%           (3.7)%
                                                       ----               ----               ----            ----


Three Months ended September 30, 1998 ("1998") Compared to Three Months ended September 30, 1997 ("1997").

Net sales decreased 7.5% from $14.1 million in 1997 to $13.1 million in 1998. The overall decline of 7.5% is a combination of 33% decline in Battery Network sales and 41% drop in Specific Energy (retail assets were sold on September 14, 1998) partially offset by a 30% increase in Tauber sales and a 9% increase in Cellular products. The Tauber sales were bolstered by large increases in its OEM sales and contributing to the cellular product increase was a 7% increase in Advanced Fox and a 15% increase in Cliffco's sales.

Battery Network's sales decline was substantially caused by a sharp drop in sales immediately following a planned shut down of the Midwest and Washington offices in May and the consolidation of these offices with Battery Network's operations in Escondido, California.

Gross profit decreased by $81,000, but as a percentage of sales increased from 30.7% in 1997 to 32.4% in 1998. Declines of over $600,000 in Battery Network, and $150,000 at Specific Energy (division sold in September 14, 1998) were mostly offset by a substantial increase in cellular products gross margin. Both Advanced Fox and Cliffco substantially improved their gross margin % due in the most part to the consolidation of purchasing efforts.

Selling, general and administrative (SG&A) expenses increased by $.1 million from $3.8 million in 1997 to $3.9 million in 1998, and as a % of sales from 26.8% to 29.7%. The expense increase was due to an increase in marketing, selling and distribution expenses incurred by Advanced Fox and Tauber which were mostly offset by reductions in general and administrative costs of Specific Energy, and Battery Network. The increase as a percentage of sales is primarily attributable to the sales decline at Battery Network which did not have corresponding drops in SG&A expenses.

Interest expense increased slightly from $211,000 in 1997 to $213,000 in 1998.

The company's effective income tax rate increased from 57.8% to 71.8% during 1998 due to the non-deductibility of the loss on the sale of specific Energy assets, as well as an increase in state income taxes resulting from a greater proportion of taxable income in higher rate states.

Nine Months ended September 30, 1998 ("1998") Compared to Nine Months ended September 30, 1997 ("1997").

Net sales decreased by .9 million from $39.7 million in 1997 to $38.8 million in 1998. The decrease of $.9 million was primarily the result of decreases in Battery Network sales of approximately $4.7 million and Specic Energy of $.5 million partially offset by continued growth of Advanced Fox ($1.0 million ) and to the acquisition of CTB, effective May 12, 1997 that contributed approximately $2.2 million of sales for the comparable period up to May 12, 1998, coupled with sales increases for the balance of the period of $.4 million.


Gross profit decreased from $11.9 million in 1997 to $11.5 million in 1998 and as a percentage of sales decreased from 29.9% to 29.6%. The decrease was primarily the result of a decline in gross profit of $2.2 million in Battery Network and $.3 million in Specific Energy for the nine months, offset by increases in Advanced Fox of $1.0 million and Tauber of $.3 million, the acquisition of CTB in May 5, 1997 that contributed approximately $600,000 in gross profit for the January 1, to May 12, 1998 period with an additional increase of $.2 million in the September, 1998 quarter. Both Battery Network's and CTB's gross margins were negatively impacted by additional reserves of approximately $300,000 taken in the second quarter in conjunction with a management decision to discontinue and sell off certain products and product lines as part of the company's Inventory Reduction program.

Selling, General and Administrative (SG&A) expenses increased by $2.0 million from $10.2 million in 1997 to $12.2 million in 1998, as a % of sales increased from 25.7% to 31.5%. The increase was attributable to (i) the acquisition of Cliffco in May 1997, (approximately $750,000)

(ii) a small increase in SG&A costs at Battery Network, resulting from an increase in management and sales payroll incurred in connection with the restructuring of Battery Network, as well as the large sales decrease incurred by Battery Network and (iii) an increase in marketing, selling and distribution costs incurred by Advanced Fox and Tauber, which were only partially offset by reduction in general and administrative expenses at Specific Energy.

During the quarter ended June 30, 1998, the company made the decision to exit the retail battery business and explore the possibility of a sale of Specific Energy Corporation in Phoenix, Arizona. In accordance with FASE Statement 121 "Accounting for the Impairment of Long-Lived Assets, and Assets to be Disposed of the Company reduced the carrying amount of" the retail assets of Specific Energy to its net realizable value in the second quarter of 1998 by $575,000 which principally represented the remaining goodwill resulting from the Specific Energy acquisition in 1995. On September 14, 1998, the Company sold the retail assets in a cash purchase of $715,000, which was the approximate carrying value of the net assets sold and applicable transaction costs.

In addition, the company incurrred certain chargers to relocate its Redmond, Washington and McHenry, Illinois Battery Network divisions. In connection, therewith, the company incurred severance and other relocation costs of $65,000 during the second quarter of 1998.

Interest expense increased from $524,000 for the first nine months of 1997 to $608,000 for the first nine months of 1998 due primarily to increased borrowing under the Loan Facility in connection with the acquisition of CTB in May, 1997, the redemption in April, 1997 of outstanding 750,000 shares of Series A Preferred Stock and general operating needs offset in a small part by the sale of Specific Energy retail assets for $715,000 on September 14, 1998.

The Company's effective income tax rate increased from 48.5% to 73.5% during 1998 primarily due to the non-deductibility of the loss on the sale of specific Energy assets, as well as an increase in state income taxes resulting from a greater proportion of taxable income in higher rate states.

LIQUIDITY AND CAPITAL RESOURCES

The Company's requirement for capital is to fund (i) sales growth, (ii) capital equipment expenditures related to Year 2000 system compliance and manufacturing tooling, and (iii) financing for acquisitions. The Company's primary sources of financing during 1997 were bank borrowings and equity issuances in partial payment of the Battery Network and CTB acquisitions and in 1998 were bank borrowings.

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

The Company sold the retail assets of "Specific Energy" on September 14, 1998 for approximately $715,000 in cash.

The Preferred Stock redemption and the cash payments made in connection with the BN Acquisition and CTB Acquisition were funded under the Company's Revolving Credit, Term Loan and Security Agreement, as amended on May 12, 1997.

The Company's working capital as of September 30, 1998 was $12.7 million. For the nine months ended September 30, 1998, net cash provided by operating activities was $1.6 million. Net cash provided from operations was comprised of a net loss of ($1.4 million) offset by depreciation and amortization of $594 thousand, non-cash restructuring charges of $575 thousand and a net decrease in assets and liabilities of $2.1 million. The net decrease in assets and liabilities was comprised of decreased accounts receivable and inventory balances, and accounts payable and increased prepaid expense balances. The Company has implemented an inventory reduction program designed to eliminate certain products and product lines, rationalize and reduce other product lines, and to dispose of such inventories in an expeditious manner. For the nine months ended September 30, 1997, net cash used by operating activities was $891 thousand. Net cash used in operations was comprised of net income of $579 thousand and depreciation and amortization of $452 thousand, offset by a net increase in assets and liabilities of $1.9 million. The net increase in assets and liabilities in 1997 was comprised of increased accounts receivable, inventory and prepaid expenses and decreased accounts payable.

Net cash provided by investing activities for the nine months ended September 30, 1998 was $251 thousand consisting of proceeds from the sale of Specific Energy's retail assets of $715,000, less $464,000, for the purchase of property and equipment. Net cash used in investing activities for the nine months ended September 30, 1997 was $12.0 million consisting of $10.7 million for the acquisition of Battery Network in January, 1997, $.9 million for the acquisition of Cliffco in May, 1997 and $387 thousand for the purchase of property and equipment.

Cash used by financing activities for the nine months ended September 30, 1998 was $1.6 million comprised of $1.2 million net payments under the Revolving Credit Facility and $450 thousand payments under the Term Loan Facility. Cash provided by financing activities for the nine months ended September 30, 1997 was $11.1 million comprised primarily of $3.0 million borrowings under the Term Loan Facility, $7.9 million borrowings under the Revolving Credit Facility and $2.7 million from issuance of common stock to stockholders of Battery Network and Cliffco offset in-part by redemption of preferred stock of $750,000 and payments in debt payments of $1.2 million. The Company had at September 30, 1998 cash and cash equivalents of approximately $867 thousand.

The Loan Facility contains certain covenants that include maintenance of certain financial ratios, maintenance of certain amounts of working capital and net worth as well as other affirmative and negative covenants. At December 31, 1997, the Company was not in compliance with certain of these covenants. On April 14, 1998, the Company entered into an amended credit agreement whereby the non-compliance at December 31, 1997 was waived, and the financial covenants through December 31, 1998 were amended to reflect the Company's current projections. At June 30, 1998 the Company was not in compliance with certain of these covenants. On August 14, 1998, the Company entered into an amended credit agreement whereby the non-compliance at June 30, 1998 was waived and the financial covenants through June 30, 1999 were amended to reflect the Company's current projections. At September 30, 1998, the Company was not in compliance with two of these covenants. On November 16, 1998, the Company entered into an agreement whereby the Bank agreed to waive non-compliance with those covenants. Additionally, the agreement provides that the proceeds from the sale of Specific Energy in the amount of approximately $715,000 would be applied as follows:

o $360,000 to principal installments of the Term Loan in the inverse order of maturities.

o $355,000 to Revolving Advances under the Revolving Credit Facility.

The Company estimates that it will incur capital expenditures of $500,000 during the twelve months ended September 30, 1999, principally for the procurement of a computer system and software to upgrade the Company's business systems and to insure the Year 2000 compliance. The company has either committed to or is in the process of committing to new computer software systems and has purchased most of the requisite hardware necessary to install the systems. The company intends to have this software which is fully year 2000 compliant functional in each of its operations during the first quarter of 1999.

Additionally, the Company estimates that it will incur additional capital expenditures of approximately $200,000 during the twelve months ended September 30, 1999 principally in office and warehouse improvements and acquisition of machinery and equipment used in the assembly of battery packs.

Based upon its present plans, management believes that operating cash flow, available cash and available credit resources will be adequate to make the repayments of indebtedness described herein, meet the working capital cash needs of the Company and anticipated capital expenditure needs during the 12 months ending September 30, 1999.

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

                                    PART II




Item 4 - Exhibits and Current Reports

         On September 26, 1998, the Company held its 1998 Annual Meeting of Shareholders. At such meeting the shareholders voted upon two matters: (i) the election of five directors, and (ii) a proposal to amend the Company's 1995 Stock Option Plan to increase the number of shares reserved for issuance thereunder by 350,000 shares.

         The voting with respect to the election of directors was as follows:


Nominee                          For     Against  Abstentions/Broker Non-Votes
-------                          ---     -------  ----------------------------
Allan S. Kalish               3,917,912  257,503               0
Robert C. Meehan              3,917,912  257,503               0
Stephen Rade                  3,917,912  257,503               0
William Schlessinger Sapp     3,917,912  257,503               0
Robert W. Tauber              3,917,912  257,503               0


         The voting with respect to the amendment to the Stock Option Plan was as follows:


                                 For     Against  Abstentions/Broker Non-Votes
                                 ---     -------  ----------------------------
                              2,277,437  378,931            50,658

SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            By:  Steve Rade       /s/
--------------------------                       -------------------
     Date                                        Steve Rade
                                                 Chief Executive Officer

                                            By:  Ronald E. Badke /s/
--------------------------                       -------------------
     Date                                        Ronald E. Badke
                                                 Chief Operating Officer and
                                                 Chief Financial Officer