Form 10-K
period 1998-12-31
BATTERIES BATTERIES INC
filed 1999-03-31
CIK 1005504

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K
          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934
                         (Fee Required)

For the Fiscal Year Ended                  Commission File Number
    December 31, 1998                              0-27994

                    BATTERIES BATTERIES, INC.
     (Exact name of Registrant as specified in its charter)

                           13-383-5420
                        (I.R.S. Employer
                       Identification No.)

          1840 County Line Road                         19006
     Huntington Valley, Pennsylvania                  (Zip Code)
(Address of principal executive offices)

                         (215) 322-4600
       Registrant's telephone number, including Area Code

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

             Common Stock, par value $.001 per share

                 Common Stock Purchase Warrants

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant (holders other than officers or directors and other affiliates) as of March 29, 1999 was $4,976,640. As of March 29, 1999, 4,743,000 shares of the
Registrant's Common Stock, $.001 par value per share, were outstanding.
                             PART I

Item 1.   BUSINESS

     Batteries Batteries, Inc. (the "Company" or "Batteries Batteries") was founded in May 1995. The Company is engaged in the nationwide sale and distribution of a wide range of batteries and battery related products and cellular products, accessories and components. The business of Batteries Batteries was created through the acquisition of five companies:

     -    In June 1995, Batteries Batteries acquired Specific
          Energy, Inc. ("Specific Energy"), a retail distributor of specialty batteries based in Phoenix, Arizona. (The
          Company sold the assets of Specific Energy in September 1998.)

     - In April 1996, Batteries Batteries acquired both Advanced Fox Antenna, Inc. ("Advanced Fox") based in Huntington Valley, Pennsylvania, and Tauber Electronics, Inc. ("Tauber") based in San Diego, California. Those acquisitions were part of a "roll-up" transaction also involving an initial public offering of the Company's shares.

     -    In January 1997, the Company acquired Battery Network,
          Inc. and affiliate companies ("Battery Network") based in Chicago, Illinois, North Branch, New Jersey and
          Escondido, California.

     -    In May 1997, the Company acquired Cliffco of Tampa Bay,
          Inc. ("Cliffco") based in Tampa, Florida.

     The Company's operations are presently organized into two business groups: battery assembly and distribution and cellular and wireless accessory distribution.

     The Battery Group is headquartered in Escondido, California and is comprised of:

     - Tauber, which engineers, manufactures, and distributes battery packs and battery systems to original equipment manufacturers throughout the United States.

     - Battery Network, which is a national distributor of specialty batteries to the commercial, industrial, and government/institutional markets.

     The Wireless Products Group is headquartered in Huntington
Valley, Pennsylvania and is comprised of:

     - Advanced Fox, which distributes over 1,600 cellular telephone accessory products, including batteries, chargers, and antennas ("Cellular Accessories") to customers throughout North and South America.

     - Cliffco, which distributes Cellular Accessories to a variety of customers including the large communication carriers.

     Financial information about these industry segments is found in Item 14 of this Report at Note 13 of the Company's financial statements.

OPERATING STRATEGY

     The battery distribution business remains fragmented. The Company's strategy is to effectively market a broad line of original and replacement specialty batteries and Cellular Accessories. The Company strives to leverage its distribution channels and relationships to and provide high quality technical expertise to its customers.

     The Company's business strategy involves the following:

     - Diversity of Products and Customers. The Company distributes a vast array of batteries for such products as computers, scientific and medical equipment, photographic and industrial equipment, calculators, cellular phones, camcorders and military equipment and battery packs for special applications. The proliferation of portable products has also created a growing replacement market which is served by the Company. The Company's extensive product line results in a large, diverse customer base. For example, the Company sells and distributes products to original equipment manufacturers (OEM's), maintenance repair organizations (MRO's), dealers, commercial and industrial businesses, carriers and end users. The Company is, therefore, not dependent upon any one customer or customer base.

     - Advantageous Purchasing. Each of our business units has its own purchasing manager who makes inventory and purchasing decisions for that unit. However, a corporate purchasing manager assures that vendors chosen and pricing are the most advantageous for the Company.

     - Enhance Profits In Battery Group. The Battery Group (Battery Network and Tauber) operated at a deficit of approximately $2,906,693 in 1998. Management has developed a strategy to eliminate the loss. The Battery Group operations were consolidated in November, 1997 in facilities in Escondido, California. Prior management intended to fully integrate the operations of Tauber and Battery Network into one operating entity. This strategy proved to be ineffective because the nature of the businesses, the respective vendors, customers, methods of operation, markets and competition of each of the two companies is different. Beginning in June, 1998 current management has developed a plan to operate both Battery Network and Tauber from the same facility, to combine and cooperate with certain tasks but to maintain separate management and separate employees for each of the companies. The Company is investigating lower cost sources of product both in the Far East and domestically and has begun to use telemarketing for sales and marketing (i.e., "sales", below) are expected to reduce costs, assure appropriate inventory levels and increase sales.

     - Continue and Expand Wireless Group. The two business units within the Wireless Group (Advanced Fox and Cliffco) operate from completely separate facilities. While management is separate, the companies' management team confer daily, consolidate purchasing and are operated under similar marketing and operating plans. Further, the Company plans to enhance the Wireless Division through strategic acquisitions in regional markets other than the current eastern seaboard locations.

OPERATIONS

     Products. The Company markets in excess of 7,500 different battery products and value-added battery packs and over 2,000 cellular phone accessories and components. The products address a multitude of applications for commercial, industrial and consumer use. The Company offers branded items, private label items and custom-designed products for special situations which are produced or assembled at the Company's facilities. The Company is an authorized dealer for numerous major battery manufactures including Panasonic, Gates Energy Products, Duracell, Sanyo, Varta and Saft, pursuant to agreements or arrangements that are terminable by the Company or the manufacturer on short notice.

     Purchasing. Purchases are made from a wide variety of vendors. The Wireless Group purchases a substantial portion of its products from manufacturers located overseas, principally in the Far East. No single supplier accounts for purchases representing more than 10% of the Company's total purchases for the year. The Company has recently opened a buying office in Taiwan with the goal of reducing costs and improving the quality of items currently imported or purchased from domestic sources.

     Sales. The Company markets and sells the majority of its products to dealers, other distributors, telephone carriers and mass merchandisers. Additionally, the Company sells value added battery packs and battery supplies directly to OEM customers and through fulfillment programs to individual consumers. Through August, 1998, the Company operated a retail division in Phoenix, Arizona under the tradename Batteries Batteries for Everything. The assets of the division were sold and the Company no longer has a retail outlet.

     Each business group has different customers. Previously, Batteries Batteries utilized an outside sales force for the Battery Group and telemarketing and follow up sales calls for the Wireless Products Group. Management has revised the prior strategy and has begun using a similar telemarketing strategy for the Battery Group. Management believes that this change in strategy will both reduce the cost of marketing to the Battery Group as well as increase sales volume.

     Additionally, the Company produces eight product line catalogues that are circulated nationally and internationally. The Company intends to integrate the catalogs on a Company-wide basis, and to enhance, as appropriate, private label and proprietary item sales that generally provide higher margins.

     Concentration. During the twelve months ended December 31, 1998, the Company effected sales to more than 17,000 commercial and industrial customers. No one customer accounted for more than 5% of the revenues of the Company for the twelve months ended December 31, 1998. Export sales accounted for less than 3% of total revenues for the period.

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

EMPLOYEES

     As of March 31, 1999, the Company employed approximately 254 personnel in its operations. Included were 4 in technical operations, 60 in telemarketing and commercial sales, 52 in assembly and value-added operations, 82 in warehousing, inventory control, shipping and receiving, 12 in purchasing and 44 in management and administration. None of the employees is represented by a labor union. The Company considers its relations with its employees to be satisfactory.

ENVIRONMENTAL MATTERS

     The Company purchases and distribute batteries which contain chemicals such as alkaline, nickel-cadmium and lithium. The Company does not manufacture the batteries but rather purchases the items in their finished state. Company operations do not involve the alteration or penetration of the batteries. Returns of its nickel-cadmium batteries are made to the manufacturer and returns of its lead acid and mercury batteries are handled through a bonded agency. The Company believes that it has operated its respective facilities in compliance with applicable environmental laws and regulations. Accordingly, the Company does not believe that it has any material risk of environmental liability.

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

SALE OF SUBSIDIARY

     In September 1998, the Company sold all of the assets of Specific Energy, Inc. for $715,000 in cash to a retail franchise in Phoenix, Arizona. Specific Energy, Inc. was the Company's retail subsidiary. It operated four retail stores in Phoenix, Arizona under the trade name Batteries Batteries for Everything. Upon closing on the transaction, the Company ceased all retail operations.

CHANGES IN MANAGEMENT

     On April 30, 1998, a group of shareholders headed by Stephen Rade, a director and 10% shareholder, filed a consent solicitation seeking to remove Warren Haber as the Chairman of the Board, Allan Baldwin as a director and CEO, John Teeger as a Director and the Company's Secretary, and directors John Simon, Fred Corrado and Bruce Barnett. The shareholder group sought to replace the six directors with two independent directors:
Robert C. Meehan and Allan Kalish. Following negotiations between the parties, all six directors resigned from the board and Messrs. Haber, Baldwin and Teeger resigned as officers of the Company. On June 5, 1998, Mr. Meehan was elected Chairman of the Board and Mr. Rade was elected President and CEO.

     In November, 1998 and December, 1998 the Board elected Kenneth Rickel and Christopher F. McConnell, respectively, to the Board of Directors to fill two of the vacancies. On December 17, 1998, Mr. Meehan resigned as Chairman of the Board of Directors and Mr. McConnell was elected as the new Chairman.

SUBSEQUENT EVENTS

     On March 24, 1999, Messrs. Meehan and Sapp resigned from the
Company's Board of Directors and Barbara M. Henagan and
Bradley T. MacDonald were elected by the Board to fill the vacancies created by the resignations.

Item 2.   PROPERTIES

     All of the Company's real properties are held under leases.
The following table provides certain information concerning the Company's leased properties:

                                                          LEASE
                                                APPROX-   EXPIR-
                                                 IMATE    ATION
OPERATION         NATURE       LOCATION          AREA      DATE

Tauber            Office,      San Diego, CA    19,800   07/31/99
                  warehouse
                  and
                  assembly*

Advanced Fox      Office**     Huntingdon, PA    7,000   12/31/99

Advanced Fox      Warehouse    Huntingdon, PA   30,000   08/31/03
                  and
                  assembly

Advanced Fox      Office       Huntingdon, PA    2,000   05/30/02
                  Accounting
                  Dept

Advanced Fox      Office and   Miami, FL         5,555   04/15/02
                  warehouse

Battery Network   Office       McHenry, IL         625   05/31/99
                  warehouse

Battery Network   Office,      North Branch,    11,750   12/31/01
                  warehouse    NJ
                  and

Battery Network   Office,      Escondido, CA    34,820   01/30/04
                  warehouse
                  and
                  assembly

Cliffco           Office and   Tampa, FL        18,800   08/01/04
                  warehouse

Specific Energy   Office and   Phoenix, AZ       6,100   01/31/99
                  warehouse*** (LaSalle St.)

* Leased but not occupied as a result of the consolidation of Tauber and Battery Network. The Company is in process of attempting to negotiate an early termination of the lease.

**   Leased from an affiliate of a Director of the Company.

***  Lease terminated on January 31, 1999.

Item 3.   LEGAL PROCEEDINGS

     David Peterson, a former employee of Battery Network, has filed suit against the Company seeking damages in an aggregate amount equal to approximately $300,000 claiming a breach of his employment contract by the Company. The Company terminated
Mr. Peterson for cause and believes it has a valid defense to Mr. Peterson's claims. The action has been filed in state court in California. Trial will likely occur within 12 months.

     The Company is, from time to time, a party to other litigation arising in the normal course of its business, most of which involves claims for personal injury and property damage incurred in connection with its operations. Management believes that none of these actions will have a material adverse effect on the financial condition or results of operations of the Company.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters have been submitted to a vote of security holders during the three months ended December 31, 1998.

                             PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The Company's Common Stock and Redeemable Common Stock Purchase Warrants have traded on the Nasdaq National Market (the "NMS") since April 8, 1996. The Common Stock trades under the symbol "BATS" and the Warrants trade under "BATSW." The following tables set forth the range of high and low sale prices for the quarters indicated for the Common Stock and Warrants on the NMS as reported by for the period from April 8, 1996 through December 31, 1998.

        HIGH AND LOW PRICES OF BATTERIES BATTERIES, INC.
           COMMON STOCK AND PUBLIC WARRANTS ON NASDAQ

                                   COMMON STOCK       WARRANTS
                                  HIGH      LOW     HIGH    LOW
1996

SECOND QUARTER                   7 1/8     5 1/2   2 5/8   1
  (April 8-June 30)
THIRD QUARTER                    5 7/8     4 1/2   1 7/8   1 1/4
FOURTH QUARTER                   4 7/8     3 1/2   1 5/8     5/8

1997

FIRST QUARTER                    4 1/4     3 1/2   1 1/16    9/16
SECOND QUARTER                   3 5/8     2 1/8     7/8     7/16
THIRD QUARTER                    3 3/4     2 1/2     9/16    7/16
FOURTH QUARTER                   3         1 3/4     9/16    7/32

1998

FIRST QUARTER                    2 11/16   1 3/4     5/8     5/16
SECOND QUARTER                   2 1/4     1 1/2     1/2     1/4
THIRD QUARTER                    2         1         5/16    1/8
FOURTH QUARTER                   2         1 1/16    1/4     1/16

     The number of record holders of the Company's Common Stock and of the Warrants as of March 30, 1999 were 50 and 43, respectively. A substantially larger number of beneficial owners hold such shares of Common Stock in depository or nominee form.

     No dividends have been paid on the outstanding shares of Common Stock. The Company's Revolving Credit, Term Loan and
Security Agreement prohibits the payment of dividends on the Common Stock without the consent of the lenders.

Item 6.   SELECTED FINANCIAL DATA

INTRODUCTION

     In June 1995, Batteries Batteries acquired 95% of the outstanding common stock of Specific Energy in a business combination accounted for as a purchase. In June 1996, the Company acquired the remaining minority 5% interest for cash. Advanced Fox, Tauber and Specific Energy were combined by merger or stock acquisition in April 1996 (collectively the "Mergers"). Prior to the Mergers, each of those companies had been operating as a separate independent entity. As a result, historical combined results may not be comparable to or indicative of future performance. For all periods presented, the Consolidated Financial Statements include the accounts of those companies as if they had always been members of the same operating group without giving effect to the Mergers. The assets and liabilities of these founding companies are reflected at their historical amounts.

     Certain of the founding companies had operated as Subchapter S corporations under the Internal Revenue Code of 1986, as amended. Upon consummation of the Mergers, the Company now files as a consolidated group for Federal income tax purposes. For purposes of the Unaudited Pro Forma Statements of Operations data included in this Report, pro forma Federal and state income taxes have been provided as if the Combined Companies had filed C corporation tax returns. The unaudited pro forma results reflect an income tax provision at an effective percentage rate calculated in accordance with SFAS No. 109.
While this effective rate represents the founding companies' pro forma tax rate based on the historic earnings trends in the respective tax jurisdictions, this rate may change in the future in accordance with such trends. See Note 1 of Notes to Consolidated Financial Statements.

     On January 7, 1997, effective January 1, 1997 the Company acquired (the "BN Acquisition") the business and related assets of Battery Network, an assembler and wholesale distributor of batteries servicing specialty battery consumers nationally, in a business combination accounted as a purchase. The results of operations of Battery Network are included in the consolidated results of the Company from January 1, 1997, the effective date of its acquisition.

     On May 12, 1997, effective May 9, 1997, the Company acquired the business and related assets of Cliffco in a business combination accounted for as a purchase. The results of operations of Cliffco are included in the consolidated results of the Company from May 9, 1997, the effective date of its acquisition.

     In September, 1998 the Company sold the Retail assets of Specific Energy in a cash purchase of $715,000, which was the approximate carrying value of the net assets sold and appropriate transaction costs.

     For the year ended December 31, 1998, the results of operations include the results of Batteries Batteries, Battery Network, Advanced Fox and Tauber for the year ended December 31, 1998. For the year ended December 31, 1997, the results of operations include the results of Batteries Batteries, Battery Network, Advanced Fox and Tauber for the year ended December 31, 1997 and those of Cliffco from the date of acquisition, May 9, 1997, through December 31, 1997. For the fiscal year ended December 31, 1996, the results of operations include the results of Batteries Batteries for the eleven months ended December 31, 1996 and those of Advanced Fox and Tauber for the year ended December 31, 1996. For the year ended December 31, 1995, the results of operations include the results of Batteries Batteries for the year ended January 31, 1996 and those of Advanced Fox and Tauber for the year ended December 31, 1995.

     The Selected Financial Data for the years ended December 31, 1995, 1996, 1997 and 1998 have been derived from the Company's consolidated financial statements that have been audited by Deloitte & Touche LLP and that appear elsewhere in the Report.

                     SELECTED FINANCIAL DATA

                                       FISCAL YEAR ENDED December 31,
                                1994      1995      1996      1997      1998
                               ($ THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
INCOME STATEMENT DATA
  NET SALES                   $18,213   $21,029   $25,650   $53,974   $51,454

  COST OF SALES                14,304    15,238    17,805    37,677    35,420

  GROSS PROFIT                  3,909     5,791     7,845    16,297    16,034
  SELLING, GENERAL &
    ADMINISTRATIVE EXPENSES     2,346     4,577     7,004    14,438    17,127

LOSS ON IMPAIRMENT OF
  EXCESS OF COST OVER NET
  ASSETS ACQUIRED                 0         0         0         0         558

  OPERATING INCOME              1,563     1,214       841     1,859    (1,650)
  INTEREST (INCOME) EXPENSE        90        23       (12)      726       790

  INCOME BEFORE PROVISION       1,473     1,191       853     1,133    (2,441)
    FOR INCOME TAXES

  PROVISION (BENEFIT) FOR
    INCOME TAXES                   (8)      (98)      337       565      (379)

  NET INCOME                    1,481     1,289       516       568    (2,062)
  PREFERRED STOCK DIVIDEND
    REQUIREMENTS                             53        60        15

  NET INCOME ATTRIBUTABLE
    TO COMMON SHAREHOLDERS                1,236       456       553    (2,062)

  NET INCOME PER SHARE OF
    COMMON STOCK (BASIC AND
    DILUTED)                                                $  0.12    $(0.44)

                                   FISCAL YEAR ENDED December 31,
                                         1994     1995    1996
                                            ($ THOUSANDS)

UNAUDITED PRO FORMA DATA
  INCOME BEFORE TAXES                    1,473    1,191    853
  PROVISION FOR INCOME TAXES               604      488    350

  PRO FORMA NET INCOME                     869      703    503

  PRO FORMA NET INCOME PER COMMON
    STOCK (BASIC & DILUTED)                      $  .16   $.11

                              FISCAL YEAR ENDED December 31,
                         1994    1995     1996     1997     1998

BALANCE SHEET DATA
  WORKING CAPITAL        3,597   5,295    6,782   14,844   11,548

  TOTAL ASSETS           6,889   9,105   11,735   28,538   24,485

  LONG TERM DEBT,
    LESS CURRENT
    PORTION                  1     183       --   10,742    8,865

  MANDATORY REDEEMABLE      --      --      750       --       --
    PREFERRED STOCK

  STOCKHOLDERS' EQUITY   3,809   6,533    8,460   11,730    9,668

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Year Ended December 31, 1998 ("1998") Compared to Year Ended
December 31, 1997 ("1997")

     Net sales decreased 4.7% or $2.5 million, from $54.0 million in 1997 to $51.5 million in 1998. The decrease in sales was due primarily to a drop of $6.8 million in Battery Network sales, and the sale of the Specific Energy retail division on September 14, 1998. (Specific Energy had approximately $750,000 in sales in the September 15, 1997 to December 31, 1997 period.) Further, Specific Energy's sales decreased approximately $300,000 for the comparative January 1 to September 14 period. Partially offsetting these sales decreases were the continued growth of Advanced Fox Cellular business (up approximately 10.0% or
$1.6 million over 1997); an additional $2.2 million in sales from Cliffco during the period up to May 12, 1998 (since Cliffco had been acquired May 12, 1997), and increased Cliffco sales of approximately $850,000 from May 12, 1998 to the end of the year; and an increase of $690,000 in Tauber Sales.

     Gross profit decreased approximately $500,000 from $16.3 million in 1997 to $16.0 million in 1998, and as a percent of sales increased from 29.7% in 1997 to 31.3% in 1998. The decrease in dollars was primarily the result of a decline in gross profit of $3.6 million in Battery Network and approximately $300,000 in Specific Energy, which were offset by increases in Advanced Fox of $2.0 million, the acquisition of Cliffco on May 5, 1997 that contributed approximately $600,000 in gross profit for the January 1, to May 12, 1998 period with an additional comparative increase of approximately $882,000 for the balance of the year. Both Advanced Fox and Cliffco substantially improved their gross margin percentage due to continued advantageous Far East purchasing bolstered by a consolidation of the two cellular companies' purchasing efforts, which began in June, 1998, which more than offset reduction in gross profit percentage at Battery Network which was negatively effected by its substantial sales drops requiring heavier than normal markdowns and price reductions in reaction to competitive pressures and to maintain inventory levels and a management decision to discontinue certain products and product lines.

     Selling, general and administrative ("SG&A") expenses increased 15.6%, from $14.4 million in 1997 to $17.1 million in 1998, and as a percentage of sales increased from 26.4% in 1997 to 33.0% in 1998. The increase in SG&A was attributable to:

     -    the acquisition of Cliffco in May 1997 (approximately
          $750,000.00 attributable to comparative period in
          1998),

     - an approximate increase of $1.2 million principally in marketing, selling, and distribution costs at Advanced Fox to support the current and anticipated sales growth, including continued expansion of its main and Miami distribution facilities, increased sales and telemarketing costs, and purchasing, packaging and warehousing services provided to Cliffco, and

     - increases in marketing, selling and administrative costs at Tauber and Cliffco which were mostly offset by reductions in general and administrative expense at Specific Energy and Battery Network.

During 1998, the Company reviewed the unamortized portion of the excess of cost over net asset acquired related to the original purchase of Specific Energy and determined that the asset was impaired. Accordingly, the Company recorded a charge of $558,112. Subsequent to recording the impairment, the Company sold the retail assets of Specific Energy. The sale resulted in cash proceeds of approximately $715,000 which approximated the carrying value of the assets sold, net of related transaction costs. The increase as a percentage of sales is primarily attributable to the large sales decline at Battery Network which did not have corresponding reductions in SG&A expenses.

     Interest expense increased to $790,412 in 1998 from $727,350 in 1997 due primarily to increased borrowings under the Company's loan facility in connection with the acquisition of Cliffco in May, 1997, the redemption in April, 1997 of outstanding 750,000 shares of Series A Preferred Stock and general operating needs offset partially by the sale of Specific Energy retail assets for $715,000 on September 14, 1998.

     As of December 31, 1998, the principal amounts outstanding of Term Loans and the Revolver Loans were $1.489 million and $7.976 million, respectively.

Year Ended December 31, 1997 ("1997") Compared to Year Ended
December 31, 1996 ("1996")

     Net sales increased 110% from $25.7 million in 1996 to $54 million in 1997. The increase was due was due primarily to the acquisition in January 1997 of Battery Network, which added $22.1 million in sales, and in May 1997 the acquisition of Cliffco, which added $3.8 million in sales. Additionally, Advanced Fox's cellular accessory business continued to grow (up 22% compared to 1996) and Tauber reversed a decline in sales by increasing sales in 1997 to $9.6 million (up 6% compared to 1996).

     Gross profit increased 109% from $7.8 million in 1996 to $16.3 million in 1997, again due primarily to the acquisitions of Battery Network and Cliffco. In addition, Advanced Fox's gross profit increased $1.3 million (or 25%) to $6.5 million compared to $5.2 million in 1996. Overall gross profit as a percentage of sales decreased to 30.2% from 30.6% principally due to lower gross margins in the Battery Network product line.

     Selling, general and administrative expenses increased 110% from $7.0 million in 1996 to $14.5 million in 1997, and as a percentage of sales decreased from 28% in 1996 to 27% in 1997. The increases were substantially due to the added SG&A expenses (approximately $7 million) resulting from the Battery Network and CTB acquisitions. Additionally, Advanced Fox's SG&A increased 18% from $3.7 million in 1996 to $4.4 million during 1997, due primarily to increased warehouse space in Huntingdon, PA, increased utilization of office space in Huntingdon, PA, addition of new sales office and associated warehouse space in Miami, Florida at mid year 1997, and increased selling and telemarketing support.

     Interest expense in 1997 increased to $727,000 from $15,000 in 1996 due entirely to increased borrowings related to a Revolving Credit, Term Loan and Security Agreement, dated
January 6, 1997, as amended May 13, 1997 (the "Loan Facility"), between IBJ Schroder Bank & Trust Company and the Company. Borrowing against the Loan Facility in 1997 consisted primarily of $8.3 million as the cash portion of the purchase price of the Battery Network acquisition, $75,000 as the cash portion of the purchase price of the CTB acquisition, $560,000 of indebtedness paid by the Company at the closing of the Cliffco acquisition, and the balance as working capital. As of December 31, 1998, the principal amounts outstanding of Term Loans and the Revolver Loans were $8.892 million and $1.85 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's requirement for capital is to fund (i) sales growth, (ii) capital equipment expenditures related to Year 2000 system compliance and manufacturing tooling, and (iii) financing for acquisitions. The Company's primary sources of financing during 1998 and 1997 were cash flow from operations, equity issuances and bank borrowings.

     The Company's working capital as of December 31, 1998 was $11,532,422. Net cash provided by operating activities for the year ended December 31, 1998 was approximately $1.6 million. Net cash used in operating activities during 1997 was $1,703,927 and net cash provided by operations for 1996 was $193,080. The increase in cash provided by operating activities during 1998 was attributable to net decreases in accounts receivable and inventory of $500,000 and $2.0 million, respectively, less a net loss of $2.1 million (offset by depreciation and amortization of $769,000 and impairment of goodwill of $558,112), a net decrease in accounts payable and accrued expenses of $105,948 and an increase in prepaid expenses and other assets of $95,227.

     Net cash provided by investing activities in 1998 was approximately $300,000, consisting of proceeds from the sale of Specific Energy's retail assets of approximately $715,000, less $419,945 for the purchase of property and equipment. Net cash used in investing activities for the year ended December 31, 1997 was approximately $12.2 million, consisting of approximately $10.7 million (net of cash acquired) utilized in the acquisition of Battery Network during January 1997, and approximately $850,000 (net of cash acquired) utilized in the acquisition of Cliffco during May 1997. Net cash used in investing activities during 1996 was approximately $458,000 was utilized by the Company to fund the remaining interest of a minority stockholder Specific Energy ($50,882) and to fund the purchase of property and equipment ($407,015).

     Cash used by financing activities for the twelve months ended December 31, 1998 was $2.6 million comprised of $1.6 net payments under the Revolving Credit Facility and $1.0 million under the Term Loan Facility. Net cash provided by financing activities was approximately $11.9 million during 1997, comprised of approximately $3.0 million borrowings under the term loan facility, approximately $8.9 million borrowings under the revolving credit facility, and approximately $2.7 million from the issuance of the Company's Common Stock. Net cash utilized by financing activities during 1997 consisted primarily of $550,000 payments under the term loan facility, $750,000 payment for redemption of preferred stock, approximately $1.2 million repayment on subsidiary borrowings, approximately $180,000 prepaid financing and acquisition costs related to the Battery Network acquisition, and $50,000 million payment of preferred stock dividends. Cash provided by financing activities during 1996 consisted primarily of $9.1 million net proceeds of the Initial Public offering, of which $6.7 million was paid to the former stockholders of Advanced Fox and Tauber.

     The Company is party to a Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997, as amended May 13, 1997 (the "Loan Facility"), between IBJ Schroder Bank & Trust Company, as Agent ("IBJ") and the Company and all its subsidiaries. The Loan Facility consists of a $3,000,000 Term Loan (the "Term Loan') payable in 35 monthly installments of $50,000 each with the balance to be paid at maturity and a Revolving Credit Facility (the "Revolver Loan") of up to $10,000,000 to be advanced at the rate of 80% of eligible accounts receivable and 50% of inventories. The Revolver Loan bears interest at the rate of 1/4 of 1% plus the higher of
(i) the base commercial lending rate of IBJ or (ii) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 1/4 of 1%, or, at the option of the Company at the Eurodollar rate plus 2%. The Eurodollar rate is defined as Libor for a designated period divided by one less the aggregate reserve requirements. The interest on the Term Loan is 1/2% higher than the interest rate on the Revolver Loans. The Loans Facility is secured by a pledge of the assets of the borrowers and a pledge of the outstanding capital stock of the subsidiaries of the Company. As of December 31, 1998, the principal amounts outstanding of Term Loan was $1.49 million and the Revolver Loan was $7.98 million.

     The Loan Facility contains certain covenants that include maintenance of certain financial ratios, maintenance of certain amounts of working capital and net worth as well as other affirmative and negative covenants. At December 31, 1997, the Company was not in compliance with certain of these covenants.
On March 31, 1999, the Company entered into an amended credit agreement whereby the non-compliance at December 31, 1998 was waived, the loan facility was extended for an additional one year period and new financial covenants were negotiated through December 31, 2000 which reflect the Company's current projections.

     Pursuant to the Management Agreement with Founders Management Services, Inc. ("Founders"), the Company paid Founders, for its origination and negotiating services in connection with the acquisitions of Battery Network and the loan facility, $240,000 and issued to the designees Founders warrants to purchase 100,000 shares of Common Stock at a price of $4.125 per share. Since June, 1998 when Messrs Haber and Teeger resigned as officers and directors of the Company, Founders has provided no services to the Company and the Company has not paid any fees to Founders. Although neither the Company nor Founders has formally terminated the Management Agreement, both parties have acted as if the Management Agreement has been terminated.

     Based upon its present plans, management believes that operating cash flow, available cash and available credit resources will be adequate to make the repayments of indebtedness described herein, to meet the working capital cash needs of the Company and to meet anticipated capital expenditure needs during the 12 months ending December 31, 1998. Although the Company would like to issue shares of Common Stock as its primary method of financing acquisitions, it anticipates that additional funds will be required to successfully implement its acquisition program, and will use various methods to finance acquisitions, including raising new equity capital, for this purpose.

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations and the Business sections contain certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. Such forward-looking statements also include, without limitation, the Company's expectations and beliefs as to the projected costs and anticipated timetable to address Year 2000 compliance issues, the adequacy of its plans to address such issues and the impact on the Company's operations in the event that certain or all of its plans or the plans of its lenders and other third parties in respect of such compliance issues prove to be inadequate. In addition, included herein the words "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company's management with respect to future events and are subject to certain risks, uncertainties and assumptions. Such risks and uncertainties include:

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

YEAR 2000 ISSUES

     The ability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit year is commonly referred to as the Year 2000 (Y2K) compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain data-based information.

     State of Readiness. The Company has identified the following applications and hardware that had required, or do require, modification or replacement to be Y2K compliant.

Division                    System               Compliance Date

Battery Group
  Battery Network      Accounting server               11/1/98
                       Accounting software             11/1/98
                       Workstations                    7/31/99
                       Phone systems                   6/30/99
                       Other software               EDI-9/31/99

  Tauber Electronics   Accounting server               7/31/99
                       Workstations                    7/31/99
                       Phone system                    6/30/99

Wireless Products Group
  Advanced Fox         Accounting server               2/1/99
                       Accounting software             2/1/99
                       Workstations                    2/1/99

  Cliffco              Accounting software             7/1/99
                       Workstations                  12/31/98

The Company is in the process of contacting its vendors and significant customers regarding their Y2K compliance plans.

     Disclosure of Costs. The Company believes that its approximate total cost to become Y2K compliant by not later than September 31, 1999 is as follows:

                                                     Cost Spent
Division                Total Estimated Cost       as of 12/31/98

Battery Group
  Battery Network              $200,000                $195,000
  Tauber Electronics           $ 24,000                $ 15,000
Wireless Products Group
  Advanced Fox                 $184,000                $184,000
  Cliffco                      $ 98,000                $ 72,000

The Company does not separately track the internal costs for the Y2K project. This cost is principally the payroll costs for the information systems department. The Company believes it has adequate financial resources to pay for the balance of the Y2K compliance costs.

     Disclosure of Risk. The most significant remaining risk to the Company regarding Y2K would be interruption of business due to vendor and customer non-compliance. As no vendor or customer is more than 10% of total our business the impact of this is minimized. Certain operational aspects of Batteries Batteries could be affected by not being Y2K compliant, including telephone service and other essential utility services. Any of the above discussed items, if not Y2K compliant, could have a material adverse effect on the Company.

     The Company expects to be fully compliant by September 31, 1999.

     Contingency Plans. As the Company believes it will be fully compliant by September 31, 1999, it does not yet have a contingency plan. However, in the event that the Company is not fully compliant by the end of 1999, the failure to have a contingency plan could have a material adverse effect on the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

     The Company's only financial instruments with market risk exposure are revolving credit borrowings and variable rate term loans, which total $9,465,156 at December 31, 1998. Based on this balance, a change of one percent in the interest rate would cause a change in interest expense of approximately $95,000, or $0.02 per share (or $0.01 per share net of an income tax benefit calculated using the Company's historical statutory rates), on an annual basis.

     These instruments are non-trading in nature (not entered into for trading purposes) and carry interest at a pre-agreed upon percentage point spread from either the prime interest rate of the 90-day London Interbank Offering Rate (LIBOR). The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements as of December 31, 1998 and for each of the three years in the period ended December 31, 1998 are included in this report as listed in the Index to Financial Statements in Item 14.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth as of March 24, 1998, the name of each Director and executive officer of the Company, his or her principal occupation and the nature of all positions and offices with the Company held by him or her. The Directors of the Company will hold office until the next Annual Meeting of Stockholders.

                                                       First
                                                      Became
Name                     Age     Office              Director

Christopher F. McConnell  45  Chairman of the Board        1998
Stephen Rade              59  President, Chief Executive   1996
                              Officer and Director
Ronald E. Badke           53  Chief Financial Officer
                              and Secretary
Robert W.  Tauber         74  Director                     1996
Allan Kalish              72  Director                     1998
Kenneth Rickel            48  Director                     1998
Barbara M. Henagan        40  Director                     1999
Bradley T. MacDonald      51  Director                     1999

     Each executive officer serves at the discretion of the Board of Directors.

     Mr. McConnell has been Chairman of the Board of the Company since December, 1998. He is also currently Chairman of the Board of CFM Technologies, Inc. For the past five years, he has been either Chairman or President and CEO of CFM Technologies, Inc. Mr. McConnell also serves as a director of V-Span, Inc., a privately held company located in Pennsylvania.

     Mr. Rade has been President and Chief Executive Officer of the Company since June, 1998. Prior to that time was Executive Vice President since August 1996. He has been a Director since April 1996. He has been the President, Chief Executive Officer and a Director of Advanced Fox Antenna, Inc. since he founded that company in 1990.

     Mr. Badke has been Chief Financial Officer since
November 1995 and Secretary since March, 1999. He had been Senior Vice President and Chief Financial Officer of Shoe Town Inc., from 1984 through September 1994, positions he later held (September to November 1995) with Natures Elements. Mr. Badke, a certified public accountant, had been a consultant from October 1994 through August 1995.

     Mr. Tauber, Vice President and a Director since April 1996, has been the President and a Director of Tauber Electronics, Inc.
since it was founded by him in 1975.

     Ms. Henagan was elected to the Company's Board of Directors in March 1999. For the past five years, she has been a Senior Managing Director of Bradford Ventures, Ltd. She also serves on the Board of Directors of Central Sprinkler Corp. and Hampton Industries.

     Mr. Rickel was elected to the Board of Directors in November 1998. For the past five years, he has been associated with Ladenburg Thalman, New York City.

     Mr. McDonald was elected a director of the Company in March, 1999. He is the Chairman of the Board and Chief Executive Officer of HealthRite, a position he has held since January, 1998. Prior thereto, he was appointed as Program Director of the U.S. Olympic Coin Program of the Atlanta Centennial Olympic Games. Mr. MacDonald previously was employed by HealthRite as its Chief Executive Officer from September, 1996 to August, 1997. From 1991 through 1994, Mr. McDonald was Deputy Director and Chief Financial Officer of the Retail, Food and Hospitality and Recreation Business for the United States Marine Corps.

ITEM 11.   EXECUTIVE COMPENSATION

     The following table sets forth for the years ended
December 31, 1998, 1997, and 1996, the compensation for services rendered in all capacities to the Company and subsidiaries by the Chief Executive Officer and the four highest paid executive officers who received compensation in excess of $100,000 for the year ended December 31, 1998.

                   SUMMARY COMPENSATION TABLE

NAME                            PERIOD                 SALARY ($)

Stephen Rade,                   Year ended 12/31/98   350,000 (1)
President                       Year ended 12/31/97   350,000 (2)
and Director                    Year ended 12/31/96   347,825 (3)

Ronald E. Badke                 Year ended 12/31/98   135,000
Chief Financial Officer         Year ended 12/31/97   135,000 (4)
                                Year ended 12/31/96   129,515 (5)

Warren H. Haber,                Year ended 12/31/98      -0-  (6)
Chairman of the Board and       Year ended 12/31/97      -0-  (6)
Former Chief Executive          Year ended 12/31/96      -0-  (6)
Officer

Robert W.  Tauber,              Year ended 12/31/98    36,923
Vice President and Director     Year ended 12/31/97   128,269
                                Year ended 12/31/96   177,865

---------------------

(1) Includes a bonus of $200,000 earned in 1998 and payable in 1999 pursuant to an agreement relating to the acquisition of Advanced Fox. See Item 12.

(2) Includes a bonus of $200,000 earned in 1997 and payable in 1998 pursuant to an agreement relating to the acquisition of Advanced Fox. See Item 12.

(3) Includes a bonus of $157,768 earned in 1996 and paid in 1997 pursuant to an agreement relating to the acquisition of Advanced Fox. See Item 12.

(4) Does not include a bonus of $15,000 earned in 1996 and paid in 1997.

(5)  Includes a bonus of $15,000 earned in 1996 and paid in 1997.

(6)  Appointed acting Chief Executive Officer in September 1996.
     Resigned in 1998. See Item 13 for compensation paid to his affiliate.

Employment Agreements

     The Company entered into employment agreements in April 1996 with each of Messrs. Rade and Tauber. The agreements provide for Mr. Rade to receive a salary of $150,000 per annum during the three-year term and for Mr. Tauber to receive a salary of $150,000 during the first year and $120,000 during the second year. Mr. Tauber's agreement terminated on April 11, 1998.
Mr. Rade's agreement obligates the Company to continue his compensation for the term of the agreement in the event of a termination of the officer's employment by the Company without cause. Messrs. Tauber and Rade have agreed not to compete with the Company or solicit any employees of the Company for a period of five years, subject to a shorter period should the Company breach the agreement. Applicable law may reduce the time period of the covenant not to compete. Mr. Rade, following his election as President and Chief Executive Officer, has continued to work under his existing contract.

     Mr. Ronald E. Badke is employed pursuant to an employment agreement as amended in January 1998 expiring March 31, 1999 at an annual salary of $120,000 through December 31, 1997 and $135,000 thereafter with provision for an annual bonus of up to 25% of the base salary subject to the achievement of certain goals.

Directors

     The Company does not pay a fee to its directors. It reimburses those directors who are not employees of the Company for their expenses incurred in attending meetings.

Stock Options

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

     The following table sets forth the details about the options granted during 1998 to the executive officers named in the Summary Compensation Table. Only Steven Rade received an option grant during the year.

                Option Grants in Last Fiscal Year

                                                                                    Potential realizable value
                                       Percent of Total                              at assumed annual rates
                   Number of Shares         Options        Exercise                of stock price appreciation
                  Underlying Options      Granted in      Price per   Expiration          for option term
Name                    Granted           Fiscal Year       Share        Date             5%        10%
Steven Rade           25,000                  14%          $1 3/8      08/01/03        $43,872   $55,361


     The following table sets forth the number of shares which underlie unexercised options held at December 31, 1998, by the executive officers named in the Summary Compensation Table. None of those persons exercised options during 1998.

                  Fiscal Year End Option Values

                   Number of Shares Underlying
                  Unexercised Options at Fiscal
                          Year End (1)

Name                                  Exercisable   Unexercisable
Steven Rade                              12,500         12,500
Ronald E. Badke                          56,668          8,332
------------------------
(1) None of the outstanding options held by the named individuals were in-the-money on December 31, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth information with respect to the beneficial ownership as of March 24, 1999 of shares of Common Stock of (a) each executive officer, (b) each director, and
(c) each stockholder of the Company known to own beneficially more than 5% of the outstanding shares of Common Stock, as well as all executive officers and directors as a group.

                                 NUMBER OF SHARES
                                BENEFICIALLY OWNED     PERCENTAGE

Christopher F. McConnell                0                  0
   1336 Enterprise Drive
   West Chester, PA  19380
Robert W. Tauber                     246,667 (1)          5.1%
   2192 Harbour Heights Road
   San Diego, CA 92109
Stephen Rade                         672,500 (2)         13.9%
  3915 Sommers Drive
  Huntingdon, PA 19606
Ronald E. Badke                       56,668 (3)          1.2%
   50 Tannery Road
   North Branch, NJ 08876
Kenneth Rickel                          0                  0
   590 Madison Avenue
   New York, NY 10022
Allan Kalish                          12,500 (4)          **
   828 Youngsford Road
   Gladwyn, PA 19035
Barbara M. Henagan                      0                  0
   35 Valley Road
   Atlanta, GA 30305
Bradley T. MacDonald                    0                  0
   11445 Cronhill Drive
   Owings Mills, MD 21117
Kennedy Capital Management           238,700              5.0
   10829 Olive Boulevard
   St. Louis, MO  63141

Directors & officers as a group      988,335 (5)         20.5%
  (8 in total)
----------------------
(1) Includes 51,667 shares issuable upon exercise of options which are exercisable within 60 days.

(2) Includes 12,500 shares issuable upon exercise of options which are exercisable within 60 days.

(3) Represents shares issuable upon exercise of options which are exercisable within 60 days.

(4) Includes 10,000 shares issuable upon exercise of options which are exercisable within 60 days.

(5) Includes 130,835 shares issuable upon exercise of options which are exercisable within 60 days.

**   Denotes less than 1%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In consideration for the acquisition of Tauber and Advanced Fox, the Company in April 1996 issued to Mr. Robert W. Tauber 300,000 shares of Common Stock and a five year option to purchase an additional 50,000 shares at $5.00 per share and issued to Mr. Stephen Rade 660,000 shares of Common Stock; and paid cash of $3,289,000 to an affiliate of Mr. Tauber, and $2,175,000 to Mr. Rade. Mr. Rade also has a contingent right to receive additional cash consideration of up to $600,000, but not more than $200,000 per year, depending on the achievement of designated levels of pre-tax earnings by the Advanced Fox subsidiary over the three year period ending December 31, 1998. Mr. Rade earned $200,000, $176,353 and $157,758 based on the earnings of Advanced Fox for the years ended December 31, 1998, December 31, 1997 and December 31, 1996, respectively.

     The principal offices of Advanced Fox, which comprise approximately 6,400 square feet in Huntingdon Valley, Pennsylvania, are occupied under a five-year lease terminating December 31, 1999 with Rare Limited Partnership, of which
Mr. Rade and his wife are the partners. The lease, as amended with respect to additions to the facility, provides for an annual rent of $70,000 with the tenant obligated to pay the applicable real estate taxes, and maintenance and insurance costs. Rental payments for the twelve months ended December 31, 1998, December 31, 1997 and December 31, 1996 were $76,000, $76,000 and
$70,800, respectively.

PRIOR MANAGEMENT

     Messrs. Warren H. Haber, the then Chairman of the Board and John L. Teeger, the former Vice President, Secretary and Director of the Company were the sole stockholders, officers and directors of Founders Management Services Inc. ("Founders"). Pursuant to an agreement dated as of June 6, 1995, as subsequently amended, Founders was to provide advice and consultative services regarding management, overall strategic planning, acquisition policy, relations with commercial and investment banking institutions, and stockholders matters to or on behalf of the Company. The agreement is for a term expiring in April 1999, subject to five one-year renewal options and provides for Founders to receive a base fee of $150,000 per annum. Founders is also to receive an additional fee of 5% of the Company's annual pre-tax income in excess of $1,250,000. Under the agreement, Founders is entitled to receive originating fees with respect to acquisitions or financings for which it performed originating services - the fee to be that customarily charged by non-affiliated investment bankers or professional originators for transactions of similar size and nature. To determine the fees customarily charged, the Company is to review then current proxy statements and investment publications and consult with nonaffiliated investment bankers for the computation of originating fees in similar transactions as those in which the Founders' originating services have been employed. The amount of the fee is to be subject to the approval of a majority of the Directors not affiliated with Founders. Founders received for its origination and consultation services in connection with the combination with Advanced Fox and Tauber a fee of $150,000; and in connection with the Battery Network acquisition and related financing of $13,000,000, a fee of $240,000 and five year warrants to purchase 100,000 shares of Common Stock at a price of $4.125 per share issued to the extent of 50,000 shares each to Messrs. Haber and Teeger as designees of Founders.

     In February 1998 the Management Agreement was revised by mutual consent to eliminate the origination and incentive fee provisions of the original agreement, and to establish April 30, 1999 as the expiration date for the Agreement. The revised agreement thereby limits fees paid to Founders to an annual fee of $150,000, payable monthly.

     Since June, 1998, when Messrs. Haber and Teeger resigned as officers and directors of the Company, Founders has provided no services to the Company and the Company has not paid any fees to Founders. Although neither the Company nor Founders has formally terminated the Management Agreement, both parties have acted as if the Management Agreement has been terminated.

                             PART IV

Item 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) The following documents are filed as a part of this Report.

          1. Financial Statements - The following consolidated financial statements of the Company and Independent Auditors Report are filed as part of the Report:

                                                            Page

INDEPENDENT AUDITORS' REPORT .............................  F-1

CONSOLIDATED BALANCE SHEETS AS OF December 31, 1998 AND
     December 31, 1997 ...................................  F-2

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
     December 31, 1998, December 31, 1997 AND December 31,
     1996 ................................................  F-3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE
     YEARS ENDED December 31, 1998, December 31, 1997 AND
     December 31, 1996 ...................................  F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
     December 31, 1998, December 31, 1997 AND December 31,
     1996 ................................................  F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...............  F-8 -
                                                            F-22

          2. Financial Statement Schedules - Financial statement schedules have been omitted because they are not applicable, not required or the required information has been given in the Consolidated Financial Statements of the Company and Notes thereto.

          3.   Exhibits.

EXHIBITS

2(a) Copy of Agreement and Plan of Merger with respect to Advanced Fox Antenna, Inc.*
2(a)-1    Copy of Amendment to Merger Agreement*
2(b)      Copy of Stock Purchase Agreement with respect to
          Tauber Industries Inc.*
2(b)-1    Copy of Amendment to Stock Purchase Agreement*
2(c)      Copy of Stock Purchase Agreement with respect to
          Specific Energy Corp.*
2(d)      Copy of Stock Purchase Agreement relating to Battery
          Network, Inc. **
2(e) Copy of Stock Purchase Agreement relating to W.S. Battery Sales & Company, Inc.**
2(f)      Copy of Asset Purchase Agreement relating to WSJ
          Enterprises, Inc.**
3(a)      Certificate of Incorporation of Company and amendments
          thereto*
3(b)      By-Laws of Company*
4(a)      Copy of Common Stock Certificate*
4(b)      Copy of Warrant*
10(a)     Copy of Warrant Agreement related to Redeemable Stock
          Purchase Warrants*
10(b)     Form of Purchase Option issued to underwriter of
          initial public offering*
10(c)     Copy of Preferred Stock, Series A Certificate*
10(d)     Stock Option Plan of Company*
10(d)-1   Forms of Option Agreement under the Plan*
10(e)     Copy of option issued to Mr. Robert W.  Tauber*
10(f) Copy of Management Services Agreement between Company and Founders Management Services, Inc., as amended*
10(g)     Copy of Employment Agreement with Robert W.  Tauber*
10(h)     Copy of employment agreement with Stephen Rade, as
          amended*
10(i)     Copy of Employment agreement with William Steven Sapp**
10(j)     Copy of Employment agreement with James Sapp**
10(j)-1 Copy of Agreement dated January 8, 1998 between the Company and James Sapp related to the employment agreement
10(k)     Copy of Employment agreement with Susan Grandt**
10(l)     Copy of employment Agreement with Mr. Ronald E.  Badke*
10(m) Copy of agreement relating to termination of the Employment Agreement of Donald L. Luke***
10(n)     Copy of lease between Advanced Fox Antenna, Inc. and
          Rade Limited Partners*
10(o) Copy of lease with J.W.S. Partnership related to the McHenry, Illinois property**
10(p) Copy of the lease with J.W.S. Partnership related to the North Branch, New Jersey property**
10(q) Copy of Registration Rights Agreement between Company and Messrs. Tauber and Rade*
10(r)     Form of Warrant issued to each of Warren H. Haber and
          John L. Teeger **
10(s) Copy of Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997 among IBJ Schroder Bank & Trust Company as Agent and the Company, Advanced Fox Antenna, Inc., Tauber Electronics Inc., Battery Acquisition Corp., Specific Energy Corporation, Battery Network, Inc. and W.S. Battery & Sales Company, Inc. (the "Loan Agreement)**
10(s)-1 Copy of Amendment No. 1 to the Loan Agreement and Joinder Agreement with IBJ Schroder Bank & Trust Company as Agent dated May 13, 1997****
10(s)-2   Copy of Amendment No. 2 and Waiver*****

27        Financial Data Schedule
-------------
* Filed as an exhibit to the Company's Registration Statement on Form S-1 (File #33-80939) and incorporated by reference thereto.

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

***** Filed as an exhibit to the Company's Report on Form 10-K for 1997 and incorporated by reference hereto.

     (b) Reports On Form 8-K. No reports on Form 8-K were filed during the fourth quarter of 1998.

                  INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Batteries Batteries, Inc.

     We have audited the accompanying consolidated balance sheets of Batteries Batteries, Inc. and subsidiaries (the Company) as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and of cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Batteries Batteries, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31,1998 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP



San Diego, CA
March 30, 1999

           BATTERIES BATTERIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                         1998             1997
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                         $   330,647     $   540,429
     Accounts receivable (net of allowance for
       doubtful accounts of $563,117 and $589,882,
       respectively)                                     7,150,665       7,637,717
     Inventories                                         9,451,734      11,931,938
     Prepaid expenses and other current assets             339,985         580,453
     Current deferred income taxes                         210,734         219,139

               Total current assets                     17,483,765      20,909,676

PROPERTY AND EQUIPMENT- Net                              1,335,680       1,327,737
EXCESS OF COST OVER NET ASSETS ACQUIRED (net of
     accumulated amortization of $237,525 and
     $269,580, respectively)                             5,109,742       5,905,379
OTHER ASSETS                                               555,509         394,814

TOTAL                                                  $24,484,696     $28,537,606

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                 $   600,000     $   600,000
     Accounts payable                                    3,887,841       3,107,665
     Accrued expenses                                    1,463,502       2,349,626
     Current portion of obligations under capital
       leases                                                    -           8,385

               Total current liabilities                 5,951,343       6,065,676

LONG-TERM DEBT                                           8,865,156      10,742,028
COMMITMENTS AND CONTINGENCIES (Notes 8 and 11)                  -               -

STOCKHOLDERS' EQUITY:
     Preferred Stock, par value $.001, 1,000,000
       shares authorized, no shares issued or
       outstanding
     Common Stock, par value $.001, 10,000,000
       shares authorized, 4,743,000 shares                       -               -
       and 4,000,000 shares issued and outstanding,
       respectively                                          4,743           4,743
     Additional paid-in capital                         10,715,830      10,715,830
     Retained earnings (deficit)                        (1,052,376)      1,009,329

               Total stockholders' equity                9,668,197      11,729,902

TOTAL                                                  $24,484,696     $28,537,606

         See notes to consolidated financial statements.

           BATTERIES BATTERIES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS

                                          For the Years Ended December 31,
                                       1998           1997            1996
Net Sales                           $51,453,841    $53,974,212    $25,650,075

Cost of sales                        35,419,511     37,676,966     17,804,883

     Gross profit                    16,034,330     16,297,246      7,845,192

Selling, general and
   administrative expenses           17,126,583     14,437,595      7,004,489

Impairment of excess cost over
   net assets acquired                  558,112              -              -

Income (loss) from operations        (1,650,365)     1,859,651        840,703

Interest income (expense), net         (790,412)      (726,273)        12,543

Income (loss) before income taxes    (2,440,777)     1,133,378        853,246

Income taxes expense (benefit)         (379,072)       565,375        336,920

Net income (loss)                    (2,061,705)       568,003        516,326

Preferred stock dividend
  requirements                                -         15,000         60,000

Net income (loss) attributable
  to common stockholders            $(2,061,705)    $  553,003     $  456,326
                                    ===========     ==========     ==========

Basic earnings (loss)
  per common share                  $     (0.44)    $     0.12
                                    ===========     ==========

Diluted earnings (loss)
  per common share                  $     (0.44)    $     0.12
                                    ===========     ==========

Basic common shares outstanding       4,743,000      4,688,803

Weighted average common and common
   equivalent shares outstanding      4,743,000      4,688,803

Pro Forma Income Data (Unaudited)
   Income before provision for
    income taxes as reported                                       $  853,246

Pro forma income tax provision                                        349,831

Pro forma net income                                               $  503,415
                                                                   ==========
Pro forma net income per share -
  basic and diluted                                                $     0.11
                                                                   ==========

     For the fiscal year ended December 31, 1996, operating results of closely held nontaxable predecessor companies have been combined with taxable predecessor companies. Pro forma net income results have been presented, reflecting an estimated effective income tax rate of 41%. Pro forma net income per share was based on the weighted average number of shares of common stock outstanding prior to and after the Company's initial public offering.

         See notes to consolidated financial statements.

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       Class A
                               Preferred Stock      Common Stock        Common Stock
                                                                                                          Retained
                                                                                             Paid-in      Earnings
                             Shares     Amount    Shares    Amount    Shares     Amount      Capital      (Deficit)        Total
Balance, January 1, 1996    1,000,000   $1,000    517,990   $ 518    222,010    $   222   $ 1,506,760   $  5,024,730  $  6,533,230

Conversion of Class A                             (517,990)   (518)   517,990       518           -               -             -
  Common Stock to Common
   Stock

Elimination of retained
  earnings of Founding
  Companies to reflect
  the Merger                                                                                5,024,730     (5,024,730)           -

Proceeds of Offering,
  net of underwriting
  discounts and offering
  costs                                                            2,300,000      2,300     9,132,700                    9,135,000

Issuance of 960,000 shares
  of Common Stock to
  stockholders of Founding
  Companies                                                          960,000        960                                        960

Use of portion of proceeds
  of Offering to pay the
  cash portion of the
  Merger consideration                                                                     (6,665,352)                  (6,665,352)

Reclassification of
  Preferred Stock to
  Redeemable Preferred
  Stock upon consummation
  of the offering          (1,000,000)  (1,000)                                              (999,000)                  (1,000,000)

Preferred stock
  dividends paid                                                                                             (60,000)      (60,000)

Net income                 __________   ______    _______   _____  _________    _______   ___________        516,326       516,326

Balance, December 31, 1996         -        -          -       -   4,000,000      4,000     7,999,838        456,326     8,460,164

Issuance of 550,000 shares
  of Common Stock to
  stockholders of Battery
  Network                                                            550,000       550      2,269,200                    2,269,750

Issuance of 193,000 shares
  of Common Stock to
  stockholders of Cliffco
  of Tampa Bay                                                       193,000       193        446,792                      446,985

Preferred stock
  dividends paid                                                                                             (15,000)      (15,000)

Net income                 __________   ______    _______   _____  _________    _______   ___________        568,003       568,003

Balance, December 31, 1997         -        -          -       -   4,743,000      4,743    10,715,830      1,009,329    11,729,902

Net loss                   __________   ______    _______   _____  _________    _______   ___________     (2,061,705)   (2,061,705)

Balance, December 31, 1998              $                   $      4,743,000    $ 4,743   $10,715,830   $ (1,052,376) $  9,668,197
                           ==========   ======    =======   =====  =========    =======   ===========    ============ ============
/TABLE

                   BATTERIES, BATTERIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Year Ended December 31,

                                             1998                 1997                1996
OPERATING ACTIVITIES:

  Net income (loss)                    $ (2,061,705)        $    568,003         $    516,326

  Adjustments to reconcile net
    income (loss) to net cash
    (used in) provided by
    operating activities:

  Depreciation and amortization
    expenses                                  749,402              647,190            188,075

  Deferred income taxes                         8,405              173,933             83,700

  Impairment of excess cost over
    net assets acquired                       558,112                  -                   -

  Changes in assets and liabilities,
    net of effects from acquisitions:

    Accounts receivable                       487,052           (1,738,187)          (213,243)

    Inventories                             2,040,204           (2,460,565)          (465,654)

    Prepaid expenses and other assets         (95,227)            (128,760)          (293,987)

    Accounts payable and accrued
      expenses                               (105,948)           1,174,459            377,863

      Net cash provided by (used in)
        operating activities                1,580,295           (1,763,927)           193,080


INVESTING ACTIVITIES:

  Purchase of property and
    equipment, net                           (619,028)            (633,265)          (407,015)

  Acquisition of Specific
    Energy Corporation, net of
    cash acquired                                  -                    -             (50,882)

  Disposal of Specific Energy
    Corporation                               715,000                    -                  -

  Acquisition of Battery Network,
    net of cash acquired                           -            (10,713,788)                -


  Acquisition of Cliffco if
    Tampa Bay, net of cash acquired               -                (846,203)               -

  Net cash provided by (used in)
    operating activities                       95,180          (12,193,256)          (457,897)


FINANCING ACTIVITIES:

  Proceeds from the issuance
    of common stock to stockholders
    of Battery Network and Cliffco
    Tampa Bay                                     -              2,715,985                 -

  Borrowing under Term Loan Facility              -              3,000,000                 -

  Borrowing under Revolving Credit
    Facility                                      -              8,892,028                 -

  Proceeds from Offering, net of
    expenses                                      -                   -             9,135,000

  Payments to stockholders of Merger
    companies in connection with
    Mergers                                       -                   -            (6,665,352)

  Redemption of preferred stock                   -               (750,000)          (250,000)

  Net payments on borrowings               (1,885,257)          (1,742,012)          (213,104)

  Dividends paid                                  -                (50,000)           (78,333)

  Prepaid financing and acquisition
    costs relating to the Battery
    Network acquisition                           -               (178,000)           (90,000)

  Repayment of note to minority
    shareholder                                   -                   -              (180,000)

  Prepaid Offering costs                          -                   -               270,604

        Net cash (used in) provided
          by financing activities          (1,885,257)         (11,888,001)         1,928,815


NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                           (209,782)          (2,069,182)         1,663,998

CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                     540,429            2,609,611            945,613

CASH AND CASH EQUIVALENTS, END OF
  YEAR                                   $    330,647         $    540,429       $  2,609,611

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

  Cash paid during period for:

    Interest                             $    863,337         $    617,520       $     81,386

    Income Taxes                         $    412,341         $    508,071       $    115,000

                 See notes to consolidated financial statements.

           BATTERIES, BATTERIES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF OPERATIONS AND BASIS OF PRESENTATION

     Nature of Operations and Basis of Presentation - In
April 1996, Batteries Batteries, Inc. (the "Company") acquired, by merger or stock acquisition (the "Mergers"), simultaneously with the closing of its initial public offering of common stock and redeemable warrants (the "Offering"), Advanced Fox Antenna, Inc. ("Advanced Fox") and Tauber Electronics, Inc. ("Tauber"), (collectively, the "Merger Companies") for common stock and cash. These three businesses are referred to herein as the "Founding Companies". As result of the substantial continuing interests in the Company of the former stockholders of the Founding Companies, the historical financial information of each of the Founding Companies has been combined on a historical cost basis in accordance with generally accepted accounting principles as if the Founding Companies has always been member of the same operating group. In June 1995, the Company acquired 95% of the outstanding common stock of Specific Energy Corporation ("Specific Energy") in a business combination accounted for as a purchase. (In June 1996, the Company acquired the remaining minority 5% interest for cash.) In January, 1997, the Company acquired the business and related assets of Battery Network, Inc. ("Battery Network") in a business combination accounted for as a purchase. In May, 1997, the Company acquired the business and related assets of Cliffco of Tampa Bay, Inc. ("CTB") in a business combination accounted for as a purchase. The accompanying consolidated financial statements and related notes to the consolidated financial statements include the results of the companies acquired since the effective dates of their acquisitions.

     The results of operations of the Founding Companies for fiscal 1996 reflect the combined historical operating results of closely held Subchapter S and C corporations through the effective date of the Mergers and do not include pro forma adjustments for income taxes. (See unaudited pro forma information presented on the consolidated statements of income.)

     Batteries Batteries, Inc. had previously reported on a fiscal year ending January 31; Advanced Fox and Tauber have previously reported on a fiscal year ending December 31. During the second quarter of fiscal 1996, Batteries Batteries, Inc. changed its fiscal year-end to December 31, 1996 to conform with that of Advanced Fox and Tauber. For the year ended December 31, 1997, the results of operations include the results of Batteries Batteries, Inc., Advanced fox and Tauber for a full fiscal year and those of Battery Network and CTB from the effective dates of their respective acquisitions. The results of operations are now presented on a calendar year basis. For the year ended
December 31, 1996, the results of operations include the results of Batteries Batteries, Inc. for eleven months ended December 31, 1996 and those of Advanced Fox and Tauber for the year ended December 31, 1996.

     Batteries Batteries, Inc. and its subsidiaries
(collectively, the "Company") are engaged in the distribution of batteries, battery accessories and cellular products, accessories and components in the United States.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Excess of Cost Over Net Assets Acquired - The excess of cost over net assets acquired is being amortized on a straight-line basis over twenty-five years. The carrying value of the excess cost over net assets acquired is periodically reviewed to determine whether impairment exists. The review is based on comparing the carrying amounts to the undiscounted estimated cash flows before interest charges from operations over the remaining amortization period. No impairment is indicated as of December 31, 1998.

     Revenue Recognition - Revenue from product sales is recognized at the time of shipment.

     Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statements and tax basis of assets and liabilities, measured using enacted tax rates.

     Earnings Per Share - In December 1997, the Company adopted SFAS No. 128, "Earnings Per Share." Net income per common share-basic was calculated based upon the weighted average number of common shares outstanding during the period. Net income per common share-diluted was calculated based upon the weighted average number of common shares outstanding and includes the equivalent shares for dilutive options outstanding.

     Disclosures About Fair Value of Financial Instruments - The carrying value at December 31, 1998 of the Company's financial instruments approximated their fair value primarily due to the short maturities of these instruments.

     Recent Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period, resulting from transactions and other events and circumstances from nonowner resources. The company has no comprehensive income.

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 requires publicly held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for the Company in 1998. The Company operates as two segments (see Note 15).

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Costs, and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Although the Company is not currently required to report under SFAS 133, the Company has analyzed the potential impacts of implementing SFAS 133 and has determined that implementation, when required, will not have a material impact on the Company's financial statements.

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

3.   INITIAL PUBLIC OFFERING

     On April 8, 1996, the Company completed its initial public offering (the "Offering") of 2,300,000 shares of Common Stock at an initial public offering price of $5.00 per share and 2,300,000 redeemable common stock purchase warrants (the "Warrants") at $.10 per Warrant. The net proceeds to the Company, net of underwriting discounts and Offering costs, were approximately $9.1 million. Simultaneously with the Closing of the Offering, the Company issued 960,000 shares of Common Stock and options to purchase 50,000 shares of Common Stock and paid approximately $5.9 million in cash to the former stockholders of the Merger companies. In addition, the Company paid in 1996 an additional $800,000 in cash to the former stockholders of the Merger Companies in connection with price adjustments stipulated in the respective merger agreements. The cash consideration paid to the former stockholders of the Merger companies has been reflected as a reduction of stockholders' equity in the consolidated financial statements. The remaining cash proceeds from the Offering were used for general corporate purposes.

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

     On January 7, 1997 effective January 1, 1997, the Company acquired (the "BN Acquisition") the business and related assets of Battery Network, Inc. and affiliated companies ("Battery Network"), which operates principally in California, New Jersey and Illinois, and had combined revenues of approximately
$23 million for the year ended December 31, 1996. The purchase price of approximately $11.2 million consisted of
(i) approximately $8.3 million in cash; (ii) 550,000 shares of Common Stock valued at a price of $4.125 per share and five year options to purchase an additional 225,000 shares at an exercise price of $4.50 per share, and (iii) approximately $590,000 in transaction costs.

     The Battery Network agreement also provides the sellers the contingent right to receive additional consideration of up to $1 million in cash 350,000 shares of Common Stock and five year options to acquire $250,000 shares of Common Stock, of which half are exercisable at $4.50 per share and half are exercisable at $6.00 per share. Payment of the additional consideration is to be based on the excess amount by which the combined "per-tax income" as defined of Battery Network and Tauber, exceeds
(i) $2,100,000 for the year ending December 31, 1997 (the "One-Year Period), (ii) $4,200,000 for the two-years ended
December 31, 1998 (the "Two-Year Period:) or (iii) $6,300,000 for the three year ending December 31, 1999 (the "Three Year Period"), with the maximum amount of additional consideration to be paid if the excess is $400,000 for the One-Year Period, $800,000 for the Two-Year Period or $1,200,000 for the Three-Year-Period. The sellers also entered into employment agreements and were granted options under the Company's Stock Option Plan to purchase an aggregate of 50,000 shares of Common Stock. During 1997, there was no additional consideration earned or paid by the Company to the sellers of Battery Network.

     In May, 1997, the Company acquired the business and related assets of Cliffco of Tampa Bay, Inc. ("CTB"). The purchase price of approximately $615,000 consisted of (i) cash of approximately $75,000 (ii) 193,000 shares of common stock valued at $2.35 per share or $446,985 and (iii) approximately $93,000 in transaction costs. In addition, the Company assumed liabilities of $1,162,000. As part of its assumption of liabilities, the Company paid at the closing indebtedness of CTB of approximately $560,000. The CTB agreement provides the president and sole stockholder of the seller with a three-year employment agreement.

     The cash portion of the purchase price of each transaction, as well as the repayment of CTB debt of $560,000 to its collateralized lender was funded with a portion of the proceeds of a borrowing pursuant to a Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997, as amended May 13, 1997 (the "Loan Facility"), between IBJ Schroder Bank & Trust Company, as Agent ("IBJ") and the Company and all its subsidiaries. See Note 6.

     The BN Acquisition and CTB Acquisition were accounted for as purchases in accordance with Accounting Principles Board Opinion No. 16. The total purchase price, net of cash acquired, was allocated to the assets acquired and liabilities assumed based on their estimated fair values, as follows:

                                            (in Thousands)

                                      Battery Network      CTB

Accounts Receivable                      $ 2,522         $   648
Inventories                                4,679             347
Property and equipment                       185              79
Other assets                                 177              32
Accounts payable, accrued expenses and
  debt                                    (1,307)         (1,321)
Excess of cost over net assets acquired    4,458           1,061

Total                                    $10,714         $   846

The excess of the cost over the net assets acquired will be amortized over a period of 25 years. The results of operations of Battery Network and CTB are included with those of the Company for the periods subsequent to the dates of acquisition.

     The following unaudited pro forma summary data in the consolidated statements of operations presents the consolidated results of operations of the Company for the year ended
December 31, 1997 and December 31, 1996, as if the BN and CTB acquisitions had been completed at the beginning of 1996 and does not purport to be indicative of what would have occurred had the acquisitions actually been made as of such date or dates or results which may occur in the future.

                                              December 31,
                                            1997        1996

Net sales                              $55,767,000    $53,386,000

Net income attributable to common
  stockholders                         $   505,000    $   469,000

Income per share attributable to
  common stockholders                  $      0.11    $      0.10

     Sale of Specific Energy, Inc. - During the second quarter of 1998, the Company made the decision to exit the retail battery business and explore the sale of Specific Energy Corporation ("Specific Energy") in Phoenix, Arizona (which is the Company's sole retail facility). Consistent with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of," management determined that a portion of the carrying value of the Company's excess of cost over net assets acquired was impaired. Accordingly, the Company recorded a charge of $558,112, which principally represented the remaining unamortized excess of cost over net assets acquired that resulted from the Company's acquisition of Specific Energy in 1995. On September 14, 1998, the Company sold the retail assets of Specific Energy for cash proceeds of approximately $715,000, which represented the approximate carrying value of the net assets sold and applicable transaction costs.

5.   PROPERTY AND EQUIPMENT - consists of the following:

                                              December 31,
                                           1998          1997

Machinery and equipment                $ 2,082,595   $ 1,991,180
Furniture and fixtures                     191,550       144,389
Vehicles                                    49,265        60,237
Lease improvements                         264,052       287,006

                                         2,587,462     2,482,812
Less accumulated depreciation           (1,251,782)   (1,155,075)

Property and equipment, net            $ 1,335,680   $ 1,327,737

6.   DEBT - consists of the following:

                                              December 31,
                                           1998          1997

Revolving Term Loan Agreement          $ 9,465,156   $11,342,028
Less current portion                      (600,000)     (600,000)

Long-term debt, net                    $ 8,865,156   $10,742,028

The weighted average interest rates in effect on debt for the years ended December 31, 1998 and 1997 was 8.25%, respectively.

     Revolving Term Loan Agreement - The Company entered into a Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997, as amended August 14, 1998 (the "Loan Facility"), with IBJ Schroder Bank and Trust Company, as Agent ("IBJ"). The Loan Facility consists of a $3,000,000 Term Loan (the "Term Loan") payable in 35 monthly installments of $50,000 each with the balance to be paid at maturity and a Revolving Credit Facility (the "Revolver Loan") of up to $10,000,000 to be advanced at the rate of 80% of eligible accounts receivable and 40% of inventories. The Revolver Loans bears interest at the rate of 1/4 of 1% plus the higher of i) the base commercial lending rate of IBJ or ii) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 1/4 of 1%, or, at the option of the Company at the Eurodollar rate plus 2%. The Eurodollar rate is defined as Libor for a designated period divided by one less the aggregate reserve requirements. The interest on the Term Loan is 1/2% higher than the interest rate on the Revolver Loans. The Loan Facility is secured by a pledge of the assets of the borrowers and pledge of the outstanding capital stock of the subsidiaries of the Company. As of December 31, 1998, the principle amounts outstanding of Term Loans was $1,489,218 and the Revolver Loans was $7,975,938.

     The Loan Facility contains certain covenants which include maintenance of certain financial ratios, maintenance of certain amounts of working capital and net worth as well as other affirmative and negative covenants. It also prohibits the payment of dividends of common stock without consent. At December 31, 1998, the Company was not in compliance with certain of these covenants. On March 30, 1999, the Company entered into an amendment to the Revolving Term Loan Agreement, whereby the non-compliance at December 31, 1998 was waived, and the financial covenants through December 31, 1999 were amended to reflect the Company's current projections. In addition, the Company received a one-year extension on its Loan Facility through January 7, 2001.

7.   STOCKHOLDERS' EQUITY

     The following depicts the capitalization of Batteries
Batteries, Inc. (the "Company"), which is presented as the capital stock of the Company. Capital stock of the Merger
Companies is included in additional paid-in capital.

     Capitalization - In June 1995, the outstanding 200 shares of Common Stock, par value $.001 per share, were converted, pursuant to an amendment to the Certificate of Incorporation, into an aggregate of 214,300 shares (222,010 shares as adjusted for December 1995 and March 1996 stock splits as described below) of Common Stock, par value $.001 per share.

     In June 1995, the Company effected a private placement of its equity securities. The Company sold, at a price of $3.00 per unit, 500,000 units, each consisting of two shares of the Preferred Stock, Series A and one share of Class A Common Stock, or an aggregate of 1,000,000 shares of Preferred Stock, Series A and 500,000 shares (517,990 shares as adjusted for December 1995 and March 1996 stock splits as described below) of Class A Common Stock. The proceeds of the unit sale were applied to consummate the Specific Energy Acquisition and for working capital.On December 26, 1995, the Company effected a 1.47 for 1 stock split of the outstanding shares of Common Stock and Class A Common Stock. On March 5, 1996, the Company effected a .70475 for 1 stock split of the outstanding shares of Common Stock and Class A Common Stock. All share and per share information presented herein has been adjusted to reflect the stock splits.

     The terms of the classes of capital stock are as follows:

     Preferred Stock - The Board of Directors of the Company, without action by the stockholders, is authorized to issue shares of Preferred Stock in one or more series and, within certain limitations, to determine the voting rights (including the right to vote as a series on particular matters), preferences as to dividends and in liquidation, conversion, redemption and other rights of each such series. The Board of Directors could issue a series with rights more favorable with respect to dividends, liquidation and voting than those held by the holders of any class of common stock. The Preferred Stock, Series A shares were nonvoting and were redeemed in accordance with their terms one year following consummation of the initial public offering at the redemption price of $1.00 per share plus accrued dividends from the date of issuance at the rate of 8% per annum of the redemption price. In May 1996, the Company redeemed 250,000 shares of Preferred Stock. In April 1997, the Company redeemed the remaining 750,000 shares of the preferred stock at the redemption price of $1.00 per share plus accrued dividends of 8% per annum.

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

     Stock Options - The Company, on June 6, 1995, adopted the Company's Stock Option Plan (the "Plan"), which as amended in December 1995 relates to 250,000 shares of its Common Stock, authorizing the Board of Directors or a Stock Option Committee appointed by the Board to grant incentive stock options and non-incentive stock options to officers and key employees, directors and independent consultants, with directors who are not employees and consultants eligible only to receive non-incentive stock options. The Board of Directors in 1995 granted under the Plan options to purchase 20,720 shares of Common Stock to two directors at a price of $2.89 per share. In 1996, the Company granted under the Plan five-year options to purchase an aggregate of 195,000 shares of Common Stock to employees. The options are exercisable at the initial Offering price per share of $5.00. In 1997, the Company granted, under the plan, five-year options to purchase an aggregate of 75,000 shares of common stock to employees of the Company. In 1998, the Company granted, under the plan, five-year options to purchase an aggregate of 150,000 shares of common stock to employees of the Company. The options are exercised at prices ranging from $1.38 to $5.00 per share.
At December 31, 1998, there were a total of 229,475 shares available for grant.

     The following information pertains to the stock options outstanding for the three years ending December 31, 1998:

                                                            Option Price
                                               Number of      per Share
                                                Shares      (Outstanding)
Shares outstanding at January 1, 1996            20,720     $       2.89

Granted                                         195,000             5.00

Shares outstanding at December 31, 1996         215,720      2.89 - 5.00

     Granted                                     75,000      2.80 - 4.50
     Forfeited                                 (105,000)            5.00

Shares outstanding at December 31, 1997         185,720     $2.80 - 5.00

     Granted                                    455,000      1.38 - 1.88
     Forfeited                                 (386,855)     2.75 - 5.00

Shares outstanding at December 31, 1998         303,865     $2.89 - 5.00

Shares exercisable at December 31, 1998         177,201


     The Company accounts for the Plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation costs have been recognized for stock option awards. Had compensation costs of the plans been determined under a fair value alternative method as stated in SFAS No. 123, "Accounting for Stock-Based Compensation," the Company would have been required to prepare a fair value model for such options and record such amount in the financial statements as compensation expense. Pro forma net income (loss), as adjusted, would have been ($2,097,143) or $(.44) per share (basic and diluted), $332,486 or $.07 per share (basic and diluted) and $426,926 or $.10 per share for fiscal 1998, 1997 and 1996 respectively. The Company arrived at the fair value of each stock grant at the date of grant by using the Black Scholes pricing option model with the following weighted average assumptions used for grants: risk-free interest rate of 5.5%, 6.0% and 6.0% for 1998, 1997 and 1996 respectively; expected dividend yield of 0%; expected life of 5 years; and expected volatility of 117%, 83% and 35% for fiscal 1998, 1997 and 1996 respectively.

     Additionally, in connection with the Battery Network acquisition in 1997, the Company issued options to purchase 225,000 shares of common stock at an exercise price of $4.50 per share and, in connection with the Tauber acquisition in 1996, issued options to purchase 50,000 at an exercise price of $5.00 per share.

     Warrants - In connection with the Offering, the Company sold
2,300,000 redeemable warrants to purchase the Company's common stock.

     Each Warrant is exercisable at a price of $5.00 per share after April 8, 1997 and is redeemable by the Company thereafter at a price of $.01 per Warrant upon not less than 30 days' prior written notice if the last sale price of the Common Stock has been at least $7.50 per share on the 20 consecutive trading days ending on the third day prior to the date on which the notice of redemption is given.

     Also, in connection with the BN acquisition, on January 7, 1997 the Company issued five-year warrants to purchase 100,000 shares of common stock at a price of $4.125 per share.

8.   LEASE COMMITMENTS

     The Company leases various types of warehouse and other space and equipment, furniture and fixtures under noncancelable operating lease agreements which expire at various dates. Certain leases for warehouse and other space contain rental escalation clauses based on the Consumer Price Index. Future minimum lease payments under noncancelable operating leases for the years ending December 31, are as follows:

Operating Leases -

                                            Amount

  1999                                    $  642,291
  2000                                       593,039
  2001                                       595,081
  2002                                       483,698
  2003                                       388,017
  Thereafter                                  19,250

  Total                                   $2,721,376

     Rent expense for all operating leases for the years ended
December 31, 1998, 1997 and 1996 was $724,414, $821,093, $245,455
respectively.

9.   PROFIT SHARING PLAN

     Tauber has a profit share plan covering substantially all of its employees. Tauber makes contributions to the plan at its discretion. The plan allows participating employees to make voluntary deposits into the plan, subject to annual limits. Contributions to the plan were $35,275, $141,123 and $41,364 for the years ended December 31, 1998, 1997, and 1996, respectively.


10.  INCOME TAXES

     The provision (benefit) for income taxes consists of:

                                             Fiscal
                                 1998         1997        1996

Current:
  Federal                      $(445,477)   $426,459    $132,561
  State                          158,000     147,226     120,659

                                (387,477)    573,685     253,220
Deferred:
  Federal                          4,328      (6,902)     66,170
  State                            4,077      (1,408)     17,530

                                   8,405      (8,310)     83,700

Total provision (benefit)
  for income taxes             $(379,072)   $565,375    $336,920

     The approximate tax effects of temporary differences that gave rise to deferred tax assets (liabilities) were as follows:

                                            December 31,
                                         1998          1997

Deferred income tax assets:
  Reserves not currently deductible    $110,829     $291,567
  Accrued Expenditures not currently
    deductible                          188,044
  Net Operating Loss                     82,005
                                       $380,878     $291,567
Deferred income tax liabilities:
  Deductible Acquisition Costs         $(78,914)    $(75,174)
  Excess of tax depreciation over
    book                                 (5,637)       2,656
  State Taxes                           (71,787)
  Prepaid Liabilities                   (13,806)

Net deferred tax asset                 $210,734     $219,139

The effective income tax rate varied from the U.S. Federal statutory tax rate as follows:

                                                       Fiscal
                                              1998      1997      1996
Statutory income tax rate                     34.0%     34.0%     34.0%
State income taxes, net of Federal tax
  benefit                                      1.7       6.9       9.9
Subchapter S corporation income not
  subject to corporate level taxation                             (6.9)
Goodwill                                      11.0       8.6
Other                                          5.8                 2.5

Effective tax rate                            15.5%     49.5%     39.5%


     Prior to the Offering, Advanced Fox was organized as a S corporation. Also, on January 1, 1995, Tauber converted from an S Corporation to a C Corporation. Subsequent to the Offering, all subsidiaries are taxable entities and for Federal purposes are included in a consolidated income tax return.

11.  COMMITMENTS AND CONTINGENCIES

     Litigation - The Company is, from time to time, party to litigation arising in the normal course of its business.
Management believes that none of this litigation will have a material adverse effect on the financial position or results of operations of the Company.

12.  RELATED PARTY TRANSACTIONS

     Management Agreement - Messrs. Warren H. Haber, Chairman of the Board and Chief Executive Officer and John L. Teeger, Vice President, Secretary and Director of the Company are the sole stockholders, officers and directors of Founders Management Services, Inc. ("Founders"). Founders has agreed, pursuant to an agreement (the "Management Agreement") dated as of June 6, 1995, as subsequently amended, to provide advice and consultative services regarding management, overall strategic planning, acquisition policy, relations with commercial and investment banking institutions, and stockholder matters to or on behalf of the Company. The agreement, which is for a term expiring on a date three years from the closing of the Offering, subject to five one-year renewal options, provides for Flounder to receive a base fee of $150,000 per annum. Founders is also to receive an additional fee of 5% of the Company's annual pre-tax income in excess of $750,000. Under the agreement, Founders will also be entitled to originating fees with respect to acquisitions or financing for which is performed originating services - the fee to be that customarily charged by nonaffiliated investment bankers or professional originators for transactions or similar size and nature. Founders received a fee of $150,000 for its origination and consulting services in connection with the Mergers. Founders also received a fee of $240,000 for originating and negotiating services in connection with the BN Acquisition and Loan Facility, and was issued five year warrants to purchase 100,000 shares of the company's Common Stock at a price of $4.125 per share. In connection with the Management Agreement, the Company paid Founders $56,115, $437,265, and $245,024 during the years ended December 31, 1998, 1997 and 1996 respectively. In February 1998, the Management Agreement was revised to eliminate the origination and incentive fee provisions of the original agreement, and to establish April 30, 1999 as the expiration date. The revised agreement thereby limits fees paid to Founders to an annual fee of $150,000. On May 5, 1998, both active principals of Founders resigned as officers and directors of the Company, effectively terminating the relationship between the Company and Founders.

     The following is a summary of transactions with related parties.

                                          1998        1997        1996
Salary and bonus paid to stockholders   $187,000    $804,188    $539,750
Interest expense paid to stockholders
  and affiliates of stockholders            -           -          8,378
Rent expense paid to stockholders        214,734     252,551      70,000


13.  SEGMENT DISCLOSURE (Unaudited)

     Summary information by segment as of December 31, 1998 and 1997 and for the years ended December 31, 1988, 1997, and 1996 is as follows:

                                                                 Battery         Wireless       Corporate and       Total
                                                                 Segment          Segment        Unallocated     Consolidated

Net sales                                            1998      24,590,109       26,863,732                -      51,453,841
                                                     1997      33,802,978       20,171,234                -      53,974,212
                                                     1996      11,805,107       13,844,968                -      25,650,075

Operating income (loss)                              1998      (3,493,404)       3,591,738       (1,748,699)     (1,650,365)
                                                     1997         701,221        2,169,089       (1,010,659)      1,859,651
                                                     1996          87,786        1,350,769         (597,852)        840,703

Assets                                               1998      11,893,730        8,926,314        3,664,652      24,484,696
                                                     1997      15,701,962        5,073,124        7,762,520      28,537,606
                                                     1996       5,641,315        3,927,747        2,162,705      11,731,767

Depreciation and amortization                        1998         265,578          307,726          176,098         749,402
                                                     1997         322,854          204,499          119,837         647,190
                                                     1996          10,548           92,088           84,439         187,075

Provisions for bad debts and obsolete inventories    1998       1,001,057          490,007                -       1,491,064
                                                     1997         309,759          206,752                -         516,511
                                                     1996          73,770          149,416                -         223,186

Interest (income) expense and financing costs        1998               -                -          790,412         790,412
                                                     1997               -            6,632          720,718         727,350
                                                     1996               -           66,212          (51,657)         14,555

     Additional information regarding revenue by products and service groups for the years ended December 31, 1998, 1997, and 1996 is as follows:


                                                  1998           1997            1996
OEM Value Added Sales                          7,265,964      7,149,632       4,658,274
Cellular Products and Accessories             25,212,732     20,767,934      13,884,907
Other Battery Products                        18,975,145     26,056,646       7,146,833

Total Sales                                   51,453,841     53,974,212      25,650,014


     All revenue and essentially all long-lived assets were related to operators in the United States as of and for the years ended December 31, 1998, 1997 and 1996. In 1998 and 1997 no one customer accounted for more than 10% of net sales.

     Export sales accounted for the percentages of net sales for the years ended December 31, 1998, 1997 and 1996 as follows:


                                                  1998           1997            1996
Europe, Middle East & Africa                     351,448        608,765          93,761
Asia & Pacific                                     8,479          9,539          22,756
Americas Excluding U.S.A.                      1,151,274      1,380,927         755,901

Total                                          1,511,201      1,999,231         872,418


     Receivables from export sales for Advanced Fox Cellular and Battery Network, Inc. at December 31, 1998 and December 31, 1997 were approximately $139,048 and $249,740 respectively.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Batteries Batteries, Inc.


                              /s/ Steven Rade
                              Steven Rade
                              Chief Executive Officer



                              /s/ Ronald E. Badke
                              Ronald E. Badke,
                              Principal Financial Officer

Dated:  March 30, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                        Title                       Date

/s/Christopher F. McConnell Chairman of the Board  March 30, 1999
Christopher F. McConnell

/s/ Stephen Rade            President, Chief       March 30, 1999
Stephen Rade                Executive Officer
                            and Director

/s/ Ronald E. Badke         Chief Financial        March 30, 1999
Ronald E. Badke             Officer and
                            Secretary
                            (Principal Financial
                            Officer)

/s/ Kenneth Rickel          Director               March 30, 1999
Kenneth Rickel

/s/ Barbara M. Henagan      Director               March 30, 1999
Barbara M. Henagan

/s/ Robert W. Tauber        Director               March 30, 1999
Robert W. Tauber