Form 10-Q
period 1999-03-31
BATTERIES BATTERIES INC
filed 1999-05-17
CIK 1005504

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1999

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

As of March 31, 1999, there were 4,743,000 shares of common stock outstanding.

                    BATTERIES BATTERIES, INC.

          FORM 10-Q FOR THE PERIOD ENDED March 31, 1999

                              INDEX

                                                         Page No.

PART I - FINANCIAL INFORMATION

  Consolidated Financial Statements

    Consolidated Balance sheets March 31, 1999
      (unaudited) and December 31, 1998...............        3

    Consolidated Statements of Operations For the
      three months ended March 31, 1999 (unaudited)
      and 1998 (unaudited)............................        4

    Consolidated Statements of Cash Flows For the
      three months ended March 31, 1999 (unaudited)
      and 1998 (unaudited)............................        5

    Notes to the Consolidated Financial Statements....        6

    Management's Discussion and Analysis of Financial
      Condition and Results of Operations.............       11

PART II - OTHER INFORMATION...........................       16

                    BATTERIES BATTERIES, INC.

                   CONSOLIDATED BALANCE SHEET
         (In Thousands, Except Share and Per Share Data)

ASSETS                                   December 31,   March 31,
                                             1998          1999
                                                      (unaudited)

CURRENT ASSETS:
  Cash and Cash Equivalents                $   330       $   406
  Accounts receivable                        7,151         6,641
  Inventories                                9,452         9,736
  Prepaid expenses and other current
    assets                                     340           434
  Current deferred income taxes                211           211

    Total current assets                    17,484        17,428

PROPERTY AND EQUIPMENT - Net                 1,336         1,344
EXCESS OF COST OVER NET ASSETS ACQUIRED      5,110         5,055
OTHER ASSETS                                   555           500

TOTAL                                      $24,485       $24,327

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt          $   600       $   600
Accounts payable                             3,887         4,023
Accrued expenses                             1,464         1,639

    Total current liabilities              $ 5,951       $ 6,262

LONG-TERM DEBT - NET                       $ 8,865       $ 8,246

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.001,
  1,000,000 shares authorized
  no shares issued or outstanding               --            --
Common Stock, par value $.001,
  10,000,000 shares authorized,
  $4,743,000 shares, issued and
  outstanding, respectively                      5             5
Additional paid-in capital                  10,716        10,716
Retained (Deficit)                          (1,052)         (902)

    Total stockholders' equity               9,669         9,819

TOTAL                                      $24,485       $24,327

See notes to consolidated financial statements.

                    BATTERIES BATTERIES, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)
         (in thousands, except share and per share data)

                                         THREE MONTHS ENDED
                                  March 31, 1998   March 31, 1999

NET SALES                              $13,114         $11,039

COST OF SALES                            9,532           6,943

  Gross profit                           3,582           4,096

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                               3,649           3,624
INCOME (LOSS) FROM OPERATIONS              (67)            472

INTEREST EXPENSE, NET                      202             176
INCOME (LOSS) BEFORE PROVISION
  (BENEFIT) FOR INCOME TAXES              (269)            296

PROVISION (BENEFIT) FOR INCOME
  TAXES                                   (125)            146

NET INCOME (LOSS)                         (144)            150


NET INCOME (LOSS) PER SHARE -          $ (0.03)         $ 0.03

WEIGHTED AVERAGE NUMBER OF
  COMMON & COMMON EQUIVALENT
  SHARES OUTSTANDING                 4,743,000       4,743,000

See notes to consolidated financial statements

                    BATTERIES BATTERIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                           (In 000's)
                                        THREE MONTHS ENDED
                                  March 31, 1998   March 31, 1999

OPERATING ACTIVITIES:
Net income (loss)                    $  (144)          $ 150
Adjustments to reconcile net
  income (Loss) to net cash
  provided by operating activities:
  Depreciation & amortization
     expense                             193             199
  Deferred income tax                      0               0

CHANGES IN ASSETS AND LIABILITIES:
  Accounts receivable                    334             509
  Inventories                          1,027            (284)
Prepaid expenses and other
    assets                               (76)            (68)
  Accounts payable and accrued
    expenses                             275             311
Net cash provided (used) by
  operating activities                 1,609             817

INVESTING ACTIVITIES:
Purchase of property and equipment,
  net                                   (110)           (122)
  Net cash used in investing
    activities                          (110)           (122)

FINANCING ACTIVITIES:
Net payments on borrowings            (1,561)           (619)
Net cash provided by (used)
  financing activities                (1,561)           (619)

  NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS                 (62)             76

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                    540             330

CASH AND CASH EQUIVALENTS, END
  OF PERIOD                          $   478           $ 406

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during period for:
    Interest                         $   228           $ 167
    Income taxes                     $   238           $  62

See notes to consolidated financial statements  <PAGE 5>

                    BATTERIES BATTERIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1999
                           (Unaudited)

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

     The Battery Group is headquartered in Escondido, California and is comprised of:

     - Tauber Electronics which engineers, manufactures, and distributes battery packs and battery systems to original equipment manufacturers throughout the United
          States.

     - Battery Network is a national distributor of specialty batteries to the commercial, industrial, and government/institutional markets.

     The Cellular Products Group is headquartered in Huntingdon
     Valley, Pennsylvania and is comprised of:

     - Advanced Fox Cellular, based in Huntingdon Valley, Pennsylvania with sales offices and warehouse facilities in Miami, Florida, and Escondido, California, Advanced Fox distributes over 1,600 cellular accessory products, including batteries, chargers, and antennas to customers throughout North and South America.

     - Cliffco of Tampa Bay, Florida is a distributor of cellular products to a variety of customers including the large communication carriers.
  <PAGE 7>
     Financial Information about these industry segments is found in Note 5(Industry Segment) of this report.

     The accompanying consolidated financial statements as of the three month period ended March 31, 1999 and March 31, 1998, are unaudited; but in the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results which may be expected for the year as a whole. These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.   ACQUISITIONS AND LOAN FACILITY

     On January 7, 1997, effective January , 1997 the Company acquired the business and related assets of Battery Network (the "BNAcquisition") which operates principally in California, New Jersey and Illinois. The purchase price of approximately $11.2 million consisted of (i) approximately $8.3 million in cash, subject to adjustment to the extent that the net worth, as defined of Battery Network, exceeded or was less than $7.3 million; (ii) 550,000 shares of Common Stock valued at a price of $4.125 per share and five year options to purchase an additional 225,000 shares at an exercise price of $4.50 per share, and (iii) approximately $590,000 in transaction costs.

     On May 12, 1997, the Company acquired the business and related assets of CTB. The purchase price of approximately $615,000 consisted of (i) cash of approximately $75,000
     (ii) 193,000 shares of common stock valued at $2.35 per share or $446,985 and (iii) approximately $93,000 in transaction costs. In addition, the Company assumed liabilities of $1,162,000. As part of its assumption of liabilities, the Company paid at the closing indebtedness of CTB of approximately $560,000. The CTB agreement included a three-year employment contract with the president and sole stockholder of the seller. The operations of CTB have been included in the consolidated results of operations of the Company from the date of its acquisition.

     The cash portion of the purchase price of each transaction, as well as the repayment of CTB debt of $560,000 to its collateralized lender was funded with a portion of the proceeds of a borrowing pursuant to a Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997, as amended May 13, 1997, (the "Loan Facility"), between IBJ Schroder Bank & Trust Company, as Agent ("IBJ") and the Company and all its subsidiaries. The Loan Facility consists
     <PAGE 8> of a $3,000,000 Term Loan (the "Term Loan") payable in 35 monthly installments of $50,000 each with the balance to be paid at maturity and a Revolving Credit Facility (the "Revolver Loan") of up to $10,000,000 to be advanced at the rate of 80% of eligible accounts receivable and 50% of inventories. The Revolver Loans bears interest at the rate of 1/4 of 1% plus the higher of (i) the base commercial lending rate of IBJ or (ii) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 1/4 of 1%, or, at the option of the Company at the Eurodollar rate plus 2%. The Eurodollar rate is defined as Libor for a designated period divided by one less the aggregate reserve requirements. The interest on the Term Loan is 1/2% higher than the interest rate on the Revolver Loans. The Loans Facility is secured by a pledge of the assets of the borrowers and a pledge of the outstanding capital stock of the subsidiaries of the Company. As of March 31, 1999, the principal amounts outstanding of Term Loans was $1.3 million and the Revolver Loans was $7.5 million.

     The Loan Facility contains certain covenants that include maintenance of certain financial ratios, maintenance of certain amounts of working capital and net worth as well as other affirmative and negative covenants. At December 31, 1998, the Company was not in compliance with certain of these covenants. On March 31, 1999, the Company entered into an amended credit agreement whereby the non-compliance at December 31, 1998 was waived, and the loan facility was extended for an additional one year period to January 7, 2001 and new financial covenants were negotiated through December 31, 2000 which reflect the Company's current projections. As of March 31, 1999, the Company was in compliance with these covenants.

3.   MANAGEMENT AGREEMENT

     In February 1998, the management agreement with Founders Management Services, Inc. ("Founders") was revised by mutual consent to delete provisions relating to the rights of Founders to an incentive fee and to an origination fee (thereby limiting its fees to an annual management fee of $150,000) and to move up the expiration date of the Agreement to April 30, 1999. On May 5, 1998, both active principals of Founders resigned as officers and directors of the Company, effectively terminating the relationship between the Company and Founders.

4.   RESTRUCTURING CHARGES

     During the second quarter of 1998, the company made the decision to exit the retail battery business and explore the possibility of a sale of Specific Energy Corporation in
     <PAGE 9> Phoenix, Arizona.  On August 6, 1998, the Company
     executed an Asset Purchase Agreement with a closing date set for on or about August 31, 1998. In accordance with FASB Statement 121 -- "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of," the Company reduced the carrying amount of" the retail assets of Specific Energy to its net realizable value in the second quarter of 1998 by $575,000 which principally represented the remaining goodwill resulting from the Specific Energy acquisition in 1995.

5.   SEGMENT DISCLOSURE

     Summary information by segment as of March 31, 1999 and 1998 and the quarters ended March 31, 1999 and 1998 is as follows:

                                                      Corporate
                                  Battery  Wireless      and          Total
                                  Segment   Segment  Unallocated  Consolidated
Net Sales                   1999   $ 4,893  $ 6,146   ----------      $11,039
                            1998   $ 7,788  $ 5,326   ----------      $13,114

Operating Income(Loss)      1999   $  (392) $ 1,136   $     (272)         472
                            1998   $   (61) $   305   $     (311)         (67)

Assets                      1999   $11,006  $10,594   $    2,727    $  24,327
                            1998   $15,385  $ 5,996   $    5,734    $  27,115

Depreciation and
  Amortization              1999   $    77  $    93   $    29       $     199
                            1998   $    66  $    67   $    60       $     193

Provision for Bad Debts
  and obsolete
  inventories               1999   $    93  $   123         0       $     216
                            1998         0  $    42         0       $      42

Interest (income) expense
  and financing costs       1999         0        0   $   176       $     176
                            1998         0        0   $   202       $     202

     Additional information regarding revenue by products and service groups for the quarter ended March 31, 1999 and 1998 is as follows:


                                              1999     1998

OEM Value Added Sales                        $ 1,133   $ 1,897
Cellular Products and Accessories            $ 6,200   $ 5,501
Other Battery Products                       $ 3,706   $ 5,716
Total Sales                                  $11,039   $13,114

  <PAGE 10>

     All revenue and essentially all long-lived assets were related to operators in the United States as of March 31, 1999 and for the quarters ended March 31, 1999 and 1998.

     Export sales accounted for the percentages of net sales for the quarters ended March 31, 1999 and 1998 as follows:

                                               1999     1998

Europe, Middle East & Africa                   $ 106   $ 120
Asia and Pacific                               $   1   $   1
Americas Excluding U.S.A                       $ 184   $ 463

  Total                                        $ 291   $ 584

     Receivables from export sales for Advanced Fox and Battery
     Network at March 31, 1999 and 1998 were approximately $400,000 and $371,000 respectively.

Item 2. MANAGEMENTS DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

     Three Months ended March 31, 1999 ("1999") Compared to Three
Months ended March 31, 1998 ("1998").

     Consolidated net sales decreased 15.8% or $2.1 million, from $13.1 million in 1998 to $11.0 million in 1999. The decrease in sales was due primarily to a decrease in sales of Battery Network and Tauber which decreased approximately 42% or $2.0 million and 13% or $.3 million respectively. Additionally, the sale of the Specific Energy retail division on September 14, 1998, and the resulting loss of its sales volume contributed to the overall decrease in total sales (Specific Energy had sales of.6 million in the three months ended March 31, 1998). The sales decrease was partially offset by the continued growth of the Wireless Products Group which had a sales increase of approximately 15.4% or $.8 million. The Wireless Products Group's two operating entities, Fox and Cliffco had sales increases of 15% or $.6 million and 18% or $.3 million, respectively.

     Gross profit increased by $.6 million from $3.6 million in 1998 to $4.1 million in 1999, and gross profit as a percentage of sales increased from 27.3% to 37.1%. Specifically, the Wireless Products group's increase in gross profit of $1.1 million was the major factor for the overall gross profit improvement; however, this was partially offset by the decreases in gross profit of $.2 million and $.1 million attributed to Battery Network and Tauber respectively. Additionally, the sale of the Specific Energy retail division on September 14, 1998, and the resulting loss of that entity's contribution to gross profit affected our overall gross profit increase (Specific Energy had gross profit of $.3 million in 1998). The substantial increase in gross profit percentage was a result of the following:

     - the Wireless Products Group which operates at a substantially higher gross margin percentage than the Battery Group increased its percentage of total Company sales from approximately 41% to 56% in comparing the three months of 1998 to 1999;

     - both Advanced Fox and Cliffco substantially improved their gross margin percentage due to a continued economically advantageous Far East purchasing policy. The consolidation of the two cellular companies' purchasing efforts, which began in June, 1998, resulted in a more economical purchasing system for both cellular companies;

     - the Battery Group's increased centralization of purchasing efforts has resulted in a small improvement in its gross margin percentage.
  <PAGE 12>
     Selling, general and administrative (SG&A) expenses decreased from $3,649,000 in 1998 to $3,624,000 in 1999; however, as a percentage of sales, SG&A expenses increased from 27.8% in 1998 to 32.8% in 1999. The decrease in SG&A was attributable to:

     - an approximate increase of $.3 million in the Wireless Product Group principally in marketing, selling, and distribution costs to support the current and anticipated sales growth. This including the continued expansion of the Advanced Fox main distribution facility and its Miami distribution facility. The Company also experienced increased sales and telemarketing costs, increased purchasing costs and increased costs in providing services to other divisions;

     - the sale of Specific Energy retail division on September 14, 1998 (Specific Energy incurred approximately $.3 million of SG&A during the first quarter of 1998.

     The increase as a percentage of sales was primarily attributable to the large sales decline at Battery Network without a corresponding reduction in SG&A expenses.

     During the second quarter of 1998, the company made the decision to exit the retail battery business and explore the possibility of a sale of Specific Energy Corporation, located in Phoenix, Arizona. On August 6, 1998, the Company executed an Asset Purchase Agreement with a closing date set for on or about August 31, 1998. In accordance with FASB Statement 121 -- "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of", the Company reduced the carrying amount of the retail assets of Specific Energy to their net realizable value in the second quarter of 1998 by $575,000 which principally represented the remaining goodwill resulting from the Specific Energy acquisition in 1995.

     Interest expenses decreased from $202,000 in 1997 to $179,000 in 1998 due primarily to decreased borrowings under the Company's loan facility due to the sale of Specific Energy on September 15, 1998 and the resulting decrease in need for additional funds. Additionally, the company was affected by the availability of lower effective borrowing rates.

     The company's effective income tax rate in 1999 is approximately 49% as compared to approximately 47% in 1998, the difference is primarily due to the tax benefit attributable to a one time deductible loss incurred in 1998. The income tax provision for the three months ended March 31, 1999 reflects income taxes at an estimated annual rate.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's requirement for capital is to provide for:
(i) support of an increase in sales; (ii) capital equipment expenditures related to: (a) Year 2000 system compliance; (b) business
<PAGE 13> system upgrade's; (c) warehouse and office upgrades and expansion; and (d) purchase of machinery and equipment used to streamline receiving, shipping, packaging and battery pack assembly operations, and (iii) financing for future acquisitions. The
Company's primary sources of financing during 1998 were bank borrowings and the sale of equity issues.


     The Company's working capital as of March 31, 1999 was $11.2 million. For the three months ended March 31, 1999, net cash provided by operating activities was $817,000.00. Net cash provided by operating activities during 1998 was $1,609,000.00. The increase in cash provided by operating activities during 1999 was attributable to net income of $150,000 plus depreciation and amortization of $199,000, and a net decrease in Accounts Receivable of $509,000 and an increase in accounts payable and accrued expenses of $311,000 and an increase in prepaid expenses of $68,000. The increase in cash provided by operating activities during 1998 was attributable to net decreases in accounts receivable and inventory of $334,000 and $1,027,000 respectively, and an increase in accounts payable and accrued expense of $275,000, less a net loss of $144,000 (offset by depreciation and amortization of $193,000) and an increase in prepaid expense and the assets of $76,000.

     Net cash used in investing activities for the three months ended March 31, 1999 and 1998 was for the purchase of property and equipment in the amounts of $122,000 and $110,000 respectively.

     Cash used by financing activities for the three months ended March 31, 1999 was $619,000 comprised of $469,000 net payments under the Revolving Credit Facility and $150,000 under the Term Loan Facility. Cash used by financing activities for the three months ended March 31, 1998 was $1,561,000 comprised of $1,411,000 million net payments under the Revolving credit facility and $150,000 under the Term Loan Facility. The Company had at March 31, 1999 cash and cash equivalents of approximately $406,000.

     The Loan Facility contains certain covenants that include maintenance of certain financial ratios, maintenance of certain amounts of working capital and net worth as well as other affirmative and negative covenants. At December 31, 1998, the Company was not in compliance with certain of these covenants. On March 31, 1999, the Company entered into an amended credit agreement whereby the non-compliance at December 31, 1998 was waived, and the loan facility was extended for an additional one year period to January 7, 2001 and new financial covenants were negotiated through December 31, 2000 which reflect the Company's current projections. As of March 31, 1999, the Company was in compliance with these covenants.

     The Company estimates that it will incur capital expenditures of approximately $500,000 during the twelve months ended March 31, 2000, principally for the procurement of a new computer system and the software to upgrade the Company's business systems and to insure Year
<PAGE 14> 2000 compliance, and to purchase machinery and equipment to enhance its warehousing, distribution and assembly operations.

     Based upon its present plans, management believes that operating cash flow, available cash and available credit resources will be adequate to make the repayments of indebtedness described herein, meet the working capital cash needs of the Company and anticipated capital expenditure needs during the 12 months ending March 30, 2000.

YEAR 2000 ISSUES

     The ability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit year is commonly referred to as the Year 2000
(Y2K)issue. As the year 2000 approaches, non-Y2K compatible systems will be unable to accurately process certain data-based information.

     State of Readiness. The Company has identified the following applications and hardware that have already been rendered Y2K compliant, or require, modification or replacement to be Y2K compliant and has implemented plans to modify or repair the applications and hardware in accordance with the following schedule.

Division                  System                  Compliance Date

Battery Group
  Battery Network         Accounting server       11/1/98
                          Accounting software     11/1/98
                          Work stations           7/31/99
                          Phone systems (except
                            voice mail)           3/30/99
                          Voice mail              6/30/99
                          Other software          EDI- 9/31/99

  Tauber Electronics      Accounting software     7/31/99
                          Accounting server       7/31/99
                          Workstations            7/31/99
                          Phone system (except
                            voice mail)           5/31/99
                          Voice mail              6/30/99

Wireless products group
  Advanced Fox            Accounting server       2/1/99
                          Accounting software     2/1/99
                          Work stations           2/1/99

  Cliffco                 Accounting software     7/1/99
                          Workstations            12/31/98

     The Company is in the process of contacting its vendors and significant customers regarding their Y2K compliance plans which may affect the Company's operations.
  <PAGE 15>
     The Company believes that its approximate total cost to become Y2K compliant is as follows:

                                           Total        Cost as
Division                              Estimated Cost   of 3/31/99
Battery group
  Battery Network                        $210,000       $195,000
  Tauber Electronics                     $ 50,000       $ 15,000
Wireless Products Group
  Advanced Fox                           $204,000       $184,000
  Cliffco                                $128,000       $ 98,000

     The Company does not separately track the internal costs for its Y2K compliance efforts; however, the primary cost to the Company's Y2K compliance plan is principally payroll costs for its internal information systems department employees. The Company believes it has adequate financial resources to pay for the balance of the Y2K compliance costs.

     The most significant remaining risk to the Company regarding Y2K would be the interruption of business due to vendors and customers non-compliance with Y2K issues.

      Certain operational aspects of Batteries Batteries could be affected by outside service providers not being Y2K compliant, including telephone service and other essential utility services.
These risks are not under the control of the Company, but are universal in nature to all businesses. Any of the previously discussed Y2K issues, if not addressed, could have a material adverse effect on the Company.

     The Company expects to be fully complaint by September 30, 1999.

     The Company believes it will be fully compliant by September 30, 1999; however, we are developing a contingency plan in the event we are unable to meet expectations regarding our self imposed compliance schedule.

SEASONALITY AND INFLATION

     The Company's net sales typically show no significant seasonal variations, although net sales may be affected in the future by timing of any business acquisitions.

     The impact of inflation on the Company's operations has not been significant to date. However, a high rate of inflation in the future poses a risk to the Company and its ability to sustain its operating results.

Item 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's only financial instruments with market risk exposure are revolving credit borrowings and variable rate term loans, which total $9,846,000 at March 31, 1999. Based on this balance, a
<PAGE 16> change of one percent in the interest rate would cause a change in interest expense of approximately $22,115, or $0.005 per share (or $0.0025 per share net of an income tax benefit calculated using the Company's historical statutory rates), on an annual basis.

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


                                PART II

                           OTHER INFORMATION

Item 1.   Legal Proceedings

               Not applicable

Item 2.   Changes in Securities



Item 3.   Defaults Upon Senior Securities

               Not applicable

Item 4.   Submission of Matters to a Vote of Securities Holders

               Not applicable

Item 5.   Other Information

               Not applicable

Item 6.   Exhibits and Reports on Form 8 -K

          (a)  Exhibits

               27        Financial Data Schedule

          (b)  Reports on Form 8-K

               None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              By:/s/ Steve Rade

Date  May 17, 1999               Steve Rade
                                 Chief Executive Officer

                              By:/s/ Ronald E. Badke

Date  May 17, 1999               Ronald E. Badke
                                 Chief Operating Officer and
                                 Chief Financial Officer

  <PAGE 18>