Form 10-Q
period 1999-06-30
BATTERIES BATTERIES INC
filed 1999-08-16
CIK 1005504

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

                        Commission File Number 0-27996

                           BATTERIES BATTERIES, INC.
            (Exact name of registrant as specified in its charter)

          Delaware                            13-383-5420
(State of other jurisdiction          (IRS Employer incorporation
      or organization)                    Identification No.)

                                 Building IEB
                               Chimney Rock Road
                        Bound Brook, New Jersey  08805
                   (Address of principal executive offices)

                                (732) 764-0619
             (Registrant's telephone number, including area code)

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

As of June 30, 1999, there were 5,132,231 shares of common stock outstanding.
  <PAGE 1>
BATTERIES BATTERIES, INC.

      FORM 10-Q FOR THE PERIOD ENDED June 30,1999

      INDEX
                                                         Page No.

PART I - FINANCIAL INFORMATION

  Consolidated Financial Statements

    Consolidated Balance sheets June 30, 1999
      (unaudited) and December 31, 1998...............        3

    Consolidated Statements of Income for the
      six months ended June 30, 1999(unaudited)
      and 1998 (unaudited)............................        4

    Consolidated Statements of Cash Flows For the
      six months ended June 30, 1999 (unaudited)
      and 1998 (unaudited)............................        5

    Notes to Consolidated Financial Statements........        6

    Management's Discussion and Analysis of Financial
      Condition and Results of Operations.............       12

PART II - OTHER INFORMATION...........................       20
  <PAGE 2>
                           BATTERIES BATTERIES, INC.

                          CONSOLIDATED BALANCE SHEET
                (In Thousands, Except Share and Per Share Data)

                                         December 31,   June 30,
                                            1998          1999
                                                      (unaudited)
ASSETS

CURRENT ASSETS:
  Cash and Cash Equivalents                $   330       $   412
  Accounts receivable (net of allowances
   of 563 and 756, respectively)             7,151         6,089

  Inventories (net of reserves of 697
  and 691, respectively)                     9,452         7,892

  Prepaid expenses and other current
    assets                                     340           452
  Current deferred income taxes                211           211
    Total current assets                    17,484        15,056
PROPERTY AND EQUIPMENT - Net                 1,336         1,479
EXCESS OF COST OVER NET ASSETS ACQUIRED      5,110         5,003
OTHER ASSETS                                   555           564
TOTAL ASSETS                               $24,485       $22,102

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Current portion of long-term debt          $   600       $   600
Accounts payable                             3,887         2,453
Accrued expenses                             1,464         1,462

    Total current liabilities              $ 5,951       $ 4,515

LONG-TERM DEBT - NET                       $ 8,865       $ 7,117

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.001,
  1,000,000 shares authorized
  no shares issued or outstanding               --            --
Common Stock, par value $.001,
  10,000,000 shares authorized,
  4,743,000 and 5,132,231 shares,
 issued and outstanding, respectively            5             5
Additional paid-in capital                  10,716        11,214
Retained (Deficit)                          (1,052)         (749)
    Total stockholders' equity               9,669        10,470

TOTAL                                      $24,485       $22,102

See notes to consolidated financial statements.
  <PAGE 3>
                           BATTERIES BATTERIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                (in thousands, except share and per share data)

                                    Three Months Ended                   Six Months Ended
                           June 30,1998          June 30,1999     June 30,1998       June 30,1999
NET SALES                     $12,599               $11,540          $25,713            $22,579
COST OF SALES                   9,241                 7,242           18,474             14,185
GROSS PROFIT                    3,358                 4,298            7,239              8,394

SELLING, GENERAL AND            4,455                 3,858            8,403              7,482
ADMINISTRATIVE EXPENSES

IMPAIRMENT OF EXCESS              575                    --              575                 --
COST OVER NET ASSETS
ACQUIRED

INCOME (LOSS) FROM             (1,672)                  440           (1,739)               912
OPERATIONS

INTEREST EXPENSE, NET             193                   153              395                329
INCOME (LOSS) BEFORE           (1,865)                  287           (2,134)               583
PROVISION (BENEFIT)
FOR INCOME TAXES

PROVISION (BENEFIT) FOR
NET INCOME TAXES                 (526)                  134             (651)               280


NET INCOME (LOSS)             (1,339)                   153          ( 1,483)               303

EARNINGS (LOSS) PER
SHARE BASIC AND DILUTED       $(0.28)               $  0.03          $ (0.31)           $  0.06

BASIC WEIGHTED AVERAGE      4,743,000             5,038,131         4,743,000         4,892,205
COMMON SHARES OUTSTANDING

DILUTED WEIGHTED AVERAGE    4,743,000             5,049,036         4,743,000         4,902,996
COMMON SHARES OUTSTANDING

  <PAGE 4>
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  (In 000's)
                                        SIX MONTHS ENDED
                                  June 30, 1998   June 30, 1999

OPERATING ACTIVITIES:
Net income (loss)                   $   (1,483)       $  303

Adjustments to reconcile net
income (loss) to net cash provided
  by operating activities:
  Depreciation & amortization expense      386           397
  Impairment of excess cost over
    net assets acquired                    575           ---
CHANGES IN ASSETS AND LIABILITIES:
  Accounts receivable                    1,186         1,062
  Inventories                            1,824         1,560
  Prepaid expenses and other
    assets                                (686)         (181)
  Accounts payable and accrued
    expenses                               591        (1,437)

Net cash provided by
  operating activities                   2,393         1,704

INVESTING ACTIVITIES:
Purchase of property and equipment, net   (309)         (373)
  Net cash used in investing
    activities                            (309)         (373)

FINANCING ACTIVITIES:

Proceeds From issuance of Common Stock       -           499
Net payments on borrowings              (1,915)       (1,748)

Net proceeds used in
  financing activities                  (1,915)       (1,249)

  NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS                   169            82

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                      540           330
CASH AND CASH EQUIVALENTS, END
  OF PERIOD                            $   709        $  412

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during period for:
  Interest                             $   449        $  307
  Income taxes                         $   362        $  120

 See notes to consolidated financial statements.  <PAGE 5>
  <PAGE 6>
                           BATTERIES BATTERIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999
                                  (Unaudited)

1.    BUSINESS

      Batteries Batteries, Inc. (the "Company" or "Batteries Batteries") was founded in May 1995 to create a nationwide battery distribution business serving the commercial, industrial and retail markets. Through a series of acquisitions for cash, notes and securities, Batteries Batteries acquired (i) in June, 1995 Specific Energy, Inc. ("Specific Energy") based in Phoenix, Arizona (which was sold in September, 1998), (ii) in April, 1996, Advanced Fox Antenna, Inc. ("Advanced Fox") based in Huntingdon Valley, Pennsylvania and Tauber Electronics, Inc. ("Tauber") based in San Diego, California, (iii) in January, 1997 Battery Network, Inc. and affiliate companies ("Battery Network") based in Chicago, Illinois, North Branch, New Jersey and Escondido, California, and (iv) in May, 1997 Cliffco of Tampa Bay, Inc. ("CTB") based in Tampa Bay, Florida.

      The Company's operations are presently organized into two business groups: battery assembly and distribution (the "Battery
Group") and cellular and wireless accessory distribution (the
"Wireless Products Group").

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

      The Wireless Products Group is headquartered in Huntingdon
Valley, Pennsylvania and is comprised of:

      - Advanced Fox Antenna, based in Huntingdon Valley, Pennsylvania with sales offices and warehouse facilities in Miami, Florida, and Escondido, California, Advanced Fox distributes over 1,600 cellular accessory products, including batteries, chargers, and antennas to customers throughout North and South America.

      - Cliffco of Tampa Bay, Florida is a distributor of cellular products to a variety of customers including the large communication carriers.
  <PAGE 7>
      The accompanying consolidated financial statements as of the six month period ended June 30, 1999 and June 30,1998, are unaudited; but in the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results which may be expected for the year as a whole. These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.    ACQUISITIONS AND LOAN FACILITY

      On January 7, 1997, effective January , 1997 the Company acquired the business and related assets of Battery Network (the "BN Acquisition") which operates principally in California, New Jersey and Illinois. The purchase price of approximately
$11.2 million consisted of (i) approximately $8.3 million in cash, subject to adjustment to the extent that the net worth, as defined of Battery Network, exceeded or was less than $7.3 million; (ii) 550,000 shares of Common Stock valued at a price of $4.125 per share and five year options to purchase an additional 225,000 shares at an exercise price of $4.50 per share, and (iii) approximately $590,000 in transaction costs.

      On May 12, 1997, the Company acquired the business and related assets of Cliffco. The purchase price of approximately $615,000 consisted of (i) cash of approximately $75,000;
(ii) 193,000 shares of common stock valued at $2.35 per share or $446,985; and (iii) approximately $93,000 in transaction costs. In addition, the Company assumed liabilities of $1,162,000. As part of its assumption of liabilities, the Company paid at the closing indebtedness of Cliffco of approximately $560,000. The Cliffco agreement included a three-year employment contract with the president and sole stockholder of the seller. The operations of Cliffco have been included in the consolidated results of operations of the Company from the date of its acquisition.

      The cash portion of the purchase price of each transaction, as well as the repayment of Cliffco debt of $560,000 to its collateralized lender was funded with a portion of the proceeds of a borrowing pursuant to a Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997, as amended May 13, 1997, (the "Loan Facility"), between IBJ Schroder Bank & Trust Company, as Agent ("IBJ") and the Company and all its subsidiaries. The Loan Facility consists of a $3,000,000 Term Loan (the "Term Loan") payable in 35 monthly installments of $50,000 each with the balance to be paid at maturity and a Revolving Credit Facility (the "Revolver Loan") of up to $10,000,000 to be advanced at the rate of 80% of eligible accounts receivable and 50% of inventories. The Revolver Loan bears interest at the rate of 1/4 of 1% plus the higher of
(i) the base commercial lending rate of IBJ or (ii) the weighted
<PAGE 8> average of the rates on overnight Federal funds
transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 1/4 of 1%, or, at the option of the Company at the Eurodollar rate plus 2%. The Eurodollar rate is defined as Libor for a designated period divided by one less the aggregate reserve requirements. The interest on the Term Loan is 1/2% higher than the interest rate on the Revolver Loan. The Loan Facility is secured by a pledge of the assets of the borrowers and a pledge of the outstanding capital stock of the subsidiaries of the Company. As of June 30, 1999, the principal amounts outstanding on the Term Loan was $1.2 million and the Revolver Loan was $6.5 million.

      The Loan Facility contains certain covenants that include maintenance of certain financial ratios, maintenance of certain amounts of working capital and net worth as well as other affirmative and negative covenants. At December 31, 1998, the Company was not in compliance with certain of these covenants.
On March 31, 1999, the Company entered into an amended credit agreement whereby the non-compliance at December 31, 1998 was waived, and the loan facility was extended for an additional one year period to January 7, 2001 and new financial covenants were negotiated through December 31, 2000 which reflect the Company's current projections. As of March 31, 1999 and June 30, 1999, the Company was in compliance with these covenants.

3.    MANAGEMENT AGREEMENT

      In February 1998, the management agreement with Founders Management Services, Inc. ("Founders") was revised by mutual consent to delete provisions relating to the rights of Founders to an incentive fee and to an origination fee (thereby limiting its fees to an annual management fee of $150,000) and to move up the expiration date of the Agreement to April 30, 1999. On
May 5, 1998, both active principals of Founders resigned as officers and directors of the Company, effectively terminating the relationship between the Company and Founders. Founders has recently filed a lawsuit against the Company seeking payment of damages equal to the monthly management fee subsequent to the termination to the end of the contract term plus certain unidentified expenses.

4.    RESTRUCTURING CHARGES

      In September 1998, the Company exited the retail battery business by selling the assets of Specific Energy Corp. in Phoenix, Arizona for a total of $715,000. In accordance with FASB Statement 121 "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of," the Company reduced the carrying amount of the retail assets of Specific Energy to its net realizable value in the second quarter of 1998 by $575,000 which principally represented the remaining goodwill resulting from the Specific Energy acquisition in 1995.

5.    PRIVATE PLACEMENT  <PAGE 9>

      On April 23, 1999 the Company raised $498,800 through a private placement of 389,231 shares of its common stock to two of its Board Members Christopher F. McConnell, Board Chairman, Barbara M. Henagan and to one other related party as part of up to a 500,000 share private offering exclusively to directors, officers and related parties.

6.    SEGMENT DISCLOSURE

      Summary information by segment as of June 30, 1999 and 1998 and the quarters ended June 30, 1998 and 1999 is as follows:

      The Company's operations are presently organized into two business groups: The Battery Group and the Wireless Products Group (See Note 1 to Consolidated Financial Statements). The business groups were established based primarily on commonality and synergies in product offering and market focus,and management expertise.

      Listed below is a geographic breakdown of each group by individual company listing the headquarters and branch operations.


The Battery Group       Location          Nature of Operation
Battery Network         Escondido,CA      Headquarters - Battery Network
Battery Network         North Branch, NJ  Branch Sales and Warehousing
Battery Network         McHenry, IL       Branch Sales Office
Tauber Electronics      Escondido,CA      Headquarters - Tauber Electronics
The Wireless Group      Location          Nature of Operation
Advanced Fox Antenna    Huntingdon        Headquarters - Advanced Fax
                        Valley, PA          Cellular
Advanced Fox Antenna    Miami,FL          Branch Sales and Warehousing
Cliffco of Tampa        Tampa Bay,FL      Headquarters - Cliffco of
  Bay, Inc.                                 Tampa Bay, Inc.

Listed below is the composition of corporate and unallocated assets as of June 30, 1998 and June 30, 1999.

                                             (In Thousands)
                                          1998            1999

Cash (overdraft)                         $  50         $   (15)

Due to subsidiaries                       (377)         (3,715)

Deferred organization cost                  75              45

Deferred income taxes                      186             186

Deferred finance cost                      128              50
<PAGE 10>

Other                                       30              27

Total                                    $  92         $(3,422)

                                                  (In Thousands)
                                                      Corporate
                                  Battery  Wireless      and          Total
                                  Segment   Segment  Unallocated  Consolidated
Net Sales                   1999   $ 9,274  $ 13,305   ----------  $   22,579
                            1998   $14,533  $ 11,180   ----------  $   25,713

Operating Income(Loss)      1999   $  (883) $  2,283  $    (488)   $      912
                            1998   $(1,690) $    554  $    (603)   $   (1,739)

Assets                      1999   $13,468  $ 12,056  $  (3,422)   $   22,102
                            1998   $18,166  $  7,473  $      92    $   25,731

Depreciation and            1999   $    153 $     184 $      60    $      397
Amortization                1998   $    183 $     135 $      68    $      386

Interest expense            1999   $      0 $       0 $     329    $      329
                            1998   $      0 $       1 $     394    $      395

Income before taxes         1999   $   (883)$   2,283 $    (817)   $      583
                            1998   $ (1,690)$     553 $    (997)   $   (2,134)


      Additional information regarding revenue by products and service groups for the six months ended June 30, 1998 and 1999 is as follows:

                                                  (In thousands)

                                                  1998      1999
OEM Value Added Sales                             3,526     2,900
Wireless Products and Accessories                11,499    13,388
Other Battery Products                           10,688     6,291

Total Sales                                      25,713    22,579

      All revenue and essentially all long-lived assets were related to operations in the United States as of June 30, 1999 and for the quarters ended June 30, 1998 and 1999.

      Export sales for the six months ended June 30, 1998 and 1999 are as follows:


                                                 (In Thousands)

                                                 1998      1999
  <PAGE 11>
Europe, Middle East & Africa                      206       214
Asia and Pacific                                    5         6
Americas Excluding U.S.A.                         806       383

Total Export Sales                              1,017       603

      Receivables from export sales for Advanced Fox and Battery
Network at June 30, 1999 and 1998 were approximately $359,000 and
$397,000, respectively.
  <PAGE 12>
ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

      The following table represents the Company's statement for operations data expressed as a percentage of net sales for the respective periods:

                                Three Months Ended          Six Months Ended
                                     June 30,                     June 30,
                                  1998      1999              1998      1999
Net Sales                       100.0%      100.0%           100.0%     100.0%
Cost Sales                       73.3        62.8             71.8       62.8
  Gross Profit                   26.7        37.2             28.2       37.2

Selling, General &
Administrative Expenses          35.4        33.4             32.7       33.2

Impairment of excess cost
over net assets acquired          4.6           -              2.3          -

Operating Income (Loss)         (13.3)        3.8             (6.8)       4.0

Interest expense, net             1.5         1.3              1.5        1.5

Income (Loss) before provision
(benefit) for income taxes:     (14.8)        2.5             (8.3)       2.5

Income tax provision (benefit)    (4.2)       1.2             (2.5)       1.2

Net Income (Loss)               (10.6)        1.3             (5.8)       1.3


      Three Months Ended June 30, 1999 ("1999") Compared to Three
Months ended June 30, 1998 ("1998")

      Consolidated net sales decreased 8.4% or $1.1 million, from $12.6 million in 1998 to $11.5 million in 1999. The decrease in sales was due primarily to a substantial decrease in sales of Battery Network, which decreased approximately 50% or $1.8 million. The sales decrease was partially offset by the continued growth of the Wireless Products Group which had a sales increase of approximately 22% or $1.3 million. The Wireless Products Group's two operating entities, Advanced Fox and Cliffco had sales increases of 21.3% or $.9 million and 24.9% or $.4 million, respectively.

      Battery Network continued its downward sales trend, which management believes is the result of an increasingly competitive market, particularly with Original Equipment Manufacturers ("OEM") becoming more price competitive along with added competition from other distributors.
  <PAGE 13>
      During the quarter, Battery Network reorganized its sales force, added new incentives, focused on improving customer value, and service and in June, 1999 added a new Sales Manager, to more aggressively compete. These management changes have not as yet resulted in sales increases.

      Additionally, the sale of the Specific Energy retail division in September 1998, and the resulting loss of its sales volume contributed to the overall decrease in total sales (Specific Energy had sales of $.6 million in the three months ended June 30, 1998).

      Gross profit increased by $1.0 million from $3.3 million in 1998 to $4.3 million in 1999 and gross profit as a percentage of sales increased from 26.7% to 37.2%. The Wireless Product Group's increase in gross profit of $1.4 million was the major factor for the overall gross profit improvement; however, this was partially offset by the decrease in gross profit attributable to the Battery Network sales decline. Additionally, the sale of the Specific Energy retail division, and the resulting loss of that entity's contribution to gross profit affected the Company's overall gross profit increase (Specific Energy had gross profit of $.3 million in 1998). The substantial increase in gross profit percentage was a result of the following:

      - the Wireless Products Group which operates at a substantially higher gross margin percentage than the Battery Group increased its percentage of total Company sales from approximately 46% to 62% in comparing the three months of 1998 to 1999;

      - both Advanced Fox and Cliffco substantially improved their gross margin percentage due to a continued economically advantageous Far East purchasing policy.
            The consolidation of the two wireless companies' purchasing efforts, which began in June, 1998, resulted in a more economical purchasing system for both wireless companies;

      - The Battery Group was able to improve its gross profit percentage due to increased markup on the Tauber OEM value added business and the effect at Battery Network of improved initial mark-ups on recent purchases, offset in part by markdowns required to move slower turn product.

      Selling, general and administrative (SG&A) expenses decreased from $4,455,000 in 1998 to $3,858,000 in 1999. As a percentage of sales, SG&A expenses decreased from 35.4% in 1998 to 33.4% in 1999. The decrease in SG&A was attributable to:

      - a reduction of $.7 million in the Battery Group of selling costs and general and administrative expenses as a result of a downsizing of its cost structure and imposition of stringent expense controls in reaction to
            <PAGE 14> the continuing shrinking in Battery Network's
            sales base.

      - a reduction of approximately $.1 million in corporate expense principally in salaries.

      - the sale of Specific Energy retail division on September 14, 1998 (Specific Energy incurred approximately $.2 million of SG&A during the first quarter of 1998);

      -     offset in part by an increase of approximately
            $.4 million in the Wireless Product Group principally in marketing, selling, and distribution costs to support the current and anticipated sales growth. This includes the continued expansion of the Advanced Fox main distribution facility and its Miami distribution facility. The Company also experienced increased sales and telemarketing costs, and increased costs in providing services to other divisions.

      Interest expenses decreased from $193,000 in 1998 to $153,000 in 1999 due primarily to decreased borrowings under the Company's loan facility resulting from the sale of Specific Energy, the sale of 389,231 shares of common stock in April, 1999, and cash provided from operations. Additionally, the Company benefited from lower interest rates.

      The Company's effective income tax rate in 1999 is 46.7%. In 1998, the Company's effective income tax rate in calculating the benefit based on the loss for the quarter was 28.2%. The substantial difference in tax rate is attributable to the effect of goodwill acquired through various stock acquisitions that is non-deductible for income tax purposes and the effect of state income expense in the various states in which the entity operates.

      Six Months ended June 30, 1999 ("1999") Compared to Six
Months ended June 30, 1998 ("1998").

      Consolidated net sales decreased 12.2% or $3.1 million, from $25.7 million in 1998 to $22.6 million in 1999. The decrease in sales was due primarily to a decrease in sales of Battery Network and Tauber which decreased approximately 45% or $3.8 million and 6% or $.3 million respectively. Additionally, the sale of the Specific Energy retail division on September 14, 1998, and the resulting loss of its sales volume contributed to the overall decrease in total sales (Specific Energy had sales of $1.1 million in the six months ended June 30, 1998). The sales decrease was partially offset by the continued growth of the Wireless Products Group which had a sales increase of approximately 18% or $2.1 million. The Wireless Products Group's two operating entities, Advanced Fox and Cliffco had sales increases of 18% or $1.5 million and 21.5% or $.7 million, respectively. <PAGE 15>

      Gross profit increased by $1.2 million from $7.2 million in 1998 to $8.4 million in 1999, and gross profit as a percentage of sales increased from 28.2% to 37.2%. Specifically, the Wireless Products Group's increase in gross profit of $2.5 million was the major factor for the overall gross profit improvement; however, this was partially offset by the decreases in gross profit attributable to the Battery Division reduced sales of approximately $700,000. Additionally, the sale of the Specific Energy retail division on September 14, 1998, and the resulting loss of that entity's contribution to gross profit affected our overall gross profit increase (Specific Energy had gross profit of $.6 million in 1998). The substantial increase in gross profit percentage was a result of the following:

      - the Wireless Products Group which operates at a substantially higher gross margin percentage than the Battery Group increased its percentage of total Company sales from approximately 43% to 59% in comparing the three months of 1998 to 1999;

      - both Advanced Fox and Cliffco substantially improved their gross margin percentage due to a continued economically advantageous Far East purchasing policy.
            The consolidation of the two wireless companies' purchasing efforts, which began in June, 1998, resulted in a more economical purchasing system for both wireless companies;

      Selling, general and administrative (SG&A) expenses decreased from $8,403,000 in 1998 to $7,482,000 in 1999; however, as a percentage of sales, SG&A expenses increased from 32.7% in 1998 to 33.2% in 1999. The decrease in SG&A was attributable to:

      - an approximate increase of $.7 million in the Wireless Product Group principally in marketing, selling, and distribution costs to support the current and anticipated sales growth. This included the continued expansion of the Advanced Fox main distribution facility and its Miami distribution facility. The Company also experienced increased sales and telemarketing costs, and increased costs in providing services to other divisions;

      - a drop of $.8 million in the Battery Group of selling costs and general and administrative expenses as a result of a downsizing of its cost structure and imposition of stringent expense controls in reaction to the continuing decline in Battery Network's sales base.

      - a drop of approximately $.2 million in corporate expense principally in salaries, rent and management fees.

      - the sale of Specific Energy retail division on September 14, 1998 (Specific Energy incurred <PAGE 16> approximately $.6 million of SG&A during the first quarter of 1998).

      Interest expenses decreased from $395,000 in 1998 to $329,000 in 1999 due primarily to decreased borrowings under the Company's Loan Facility resulting from the sale of Specific Energy and the proceeds from the sale of 389,231 shares of its common stock in April, 1999 and the decrease in need for additional funds. Additionally, the Company benefitted from lower interest rates.

      The Company's effective income tax rate in 1999 is approximately 48%. In 1998, The Company's effective income tax rate in calculating the benefit based on the loss for the six months was 30.5%. The substantial difference in tax rate is attributable to the effect of goodwill acquired through various stock acquisitions that is non-deductible for income tax purposes and the effect of state income expense in the various states in which the entity operates.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's requirement for capital is to provide for:
(i) support of an increase in sales; (ii) capital equipment expenditures related to: (a) Year 2000 system compliance;
(b) business system upgrade's; (c) warehouse and office upgrades and expansion; and (d) purchase of machinery and equipment used to streamline receiving, shipping, packaging and battery pack assembly operations, and (iii) financing for future acquisitions. The Company's primary sources of financing during 1998 were bank borrowings.

      The Company's working capital as of June 30, 1999 was $10.5 million. For the six months ended June 30, 1999, net cash provided by operating activities was $1,704,000. Cash provided by operating activities during 1998 was $2,393,000. The increase in cash provided by operating activities during 1999 was attributable to net income of $303,000 plus depreciation and amortization of $397,000 and net decreases in Accounts Receivable of $1,062,000 and inventory of $1,560,000 less a decrease in accounts payable and accrued expenses of $1,437,000 and an increase in prepaid expenses of $181,000. The increase in cash provided by operating activities during 1998 was attributable to net decreases in accounts receivable and inventory of $1,186,000 and $1,824,000 respectively, and an increases in accounts payable and accrued expenses of $591,000, less a net loss of $1,483,000 (offset by depreciation and amortization of $386,000 and a charge of $575,000 for impairment of excess over net assets acquired) and an increase in prepaid expense and other assets of $686,000.

      Net cash used in investing activities for the six months ended June 30, 1999 and 1998 was for the purchase of property and equipment in the amounts of $373,000 and $309,000 respectively.
  <PAGE 17>
      Cash used in financing activities for the six months ended June 30, 1999 was $1,249,000 comprised of $1,448,000 net payments under the Revolving Credit Facility and $300,000 under the Term Loan Facility partially offset by proceeds of $499,000 proceeds from the sale of 389,231 shares of common stock to two of its Board members and one other related party. Cash used by financing activities for the six months ended June 30, 1998 was $1,915,000 comprised of $1,615,000 million net payments under the Revolving Credit Facility and $300,000 under the Term Loan Facility. The Company had at June 30, 1999 cash and cash equivalents of approximately $412,000.

      The Loan Facility contains certain covenants that include maintenance of certain financial ratios, maintenance of certain amounts of working capital and net worth as well as other affirmative and negative covenants. At December 31, 1998, the Company was not in compliance with certain of these covenants. On March 31, 1999, the Company entered into an amended credit agreement whereby the non-compliance at December 31, 1998 was waived, and the Loan Facility was extended for an additional one year period to January 7, 2001 and new financial covenants were negotiated through December 31, 2000 which reflect the Company's current projections. As of March 31, and June 30, 1999 the Company was in compliance with these covenants.

      The Company estimates that it will incur capital expenditures of approximately $500,000 during the twelve months ended June 30, 2000, principally for the procurement of a new computer system and the software to upgrade the Company's business systems and to insure Year 2000 compliance, and to purchase machinery and equipment to enhance its warehousing, distribution and assembly operations.

      Based upon its present plans, management believes that operating cash flow, available cash and available credit resources will be adequate to make the repayments of indebtedness described herein, meet the working capital cash needs of the Company and anticipated capital expenditure needs during the 12 months ending June 30, 2000.

YEAR 2000 ISSUES

      The ability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit year is commonly referred to as the Year 2000 (Y2K) issue. As the year 2000 approaches, non-Y2K compatible systems will be unable to accurately process certain data-based information.

      State of Readiness. The Company has identified the following applications and hardware that have already been rendered Y2K compliant, or require, modification or replacement to be Y2K compliant and has implemented plans to modify or repair the applications and hardware in accordance with the following schedule. <PAGE 18>

Division                  System                  Compliance Date

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

  Tauber Electronics      Accounting software    10/31/99
                          Accounting server      10/31/99
                          Workstations            7/31/99
                          Phone system (except
                            voice mail)           5/31/99
                          Voice mail              6/30/99

Wireless Products Group
  Advanced Fox            Accounting server       2/1/99
                          Accounting software     2/1/99
                          Work stations           2/1/99

  Cliffco                 Accounting software    8/31/99
                          Workstations          12/31/98

      The Company is in the process of contacting its vendors and significant customers regarding their Y2K compliance plans which may affect the Company's operations.

      The Company believes that its approximate total cost to become Y2K compliant is as follows:

                                           Total        Cost as
Division                              Estimated Cost   of 6/30/99
Battery group
  Battery Network                        $210,000       $195,000
  Tauber Electronics                     $100,000       $ 15,000
Wireless Products Group
  Advanced Fox                           $204,000       $184,000
  Cliffco                                $138,000       $ 98,000

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

       Certain operational aspects of Batteries Batteries could be affected by outside service providers not being Y2K compliant,
<PAGE 19> including telephone service and other essential utility services. These risks are not under the control of the Company, but are universal in nature to all businesses. Any of the previously discussed Y2K issues, if not addressed, could have a material adverse effect on the Company.

      The Company expects to be fully complaint by October 31, 1999.

      The Company believes it will be fully compliant by October 31, 1999; however, we are developing a contingency plan in the event we are unable to meet expectations regarding our self imposed compliance schedule.

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK

      The Company's only financial instruments with market risk exposure are revolving credit borrowings and variable rate term loans, which total $7,717,000 at June 30, 1999. Based on this balance, a change of one percent in the interest rate would cause a change in interest expense for the six months ended June 30, 1999 of approximately $38,585, or $0.008 per share (or $0.004) net of an income tax benefit calculated using the Company's historical statutory rates), on an annual basis.

      These instruments are non-trading in nature (not entered into for trading purposes) and carry interest at a pre-agreed upon percentage point spread from either the prime interest rate of the 90-day Eurodollar Rate (LIBOR). The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.
  <PAGE 20>
                                    PART II

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

                  None
                    <PAGE 21>
                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 By:/s/ Stephen Rade

Date  August 16, 1999            Stephen Rade
                                 Chief Executive Officer

                              By:/s/ Ronald E. Badke


Date  August 16, 1999            Ronald E. Badke
                                 Chief Financial Officer
<PAGE 22>