Form 10-K/A
period 1998-12-31
BATTERIES BATTERIES INC
filed 1999-10-18
CIK 1005504

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K/A
          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934
                         (Fee Required)

For the Fiscal Year Ended                  Commission File Number
    December 31, 1998                              0-27996

                    BATTERIES BATTERIES, INC.
     (Exact name of Registrant as specified in its charter)

                           13-383-5420
                        (I.R.S. Employer
                       Identification No.)

          Bldg 1EB, Chimmney Rock Road
          Bound Brook, New Jersey                      08805
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant (holders other than officers or directors and other affiliates) as of March 29, 1999 was $4,976,640. As of March 29, 1999, 4,743,000 shares of the
Registrant's Common Stock, $.001 par value per share, were outstanding.

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

     The Wireless Products Group is headquartered in Huntington
Valley, Pennsylvania and is comprised of:

     - Advanced Fox, which distributes over 1,600 cellular telephone accessory products, including batteries,
          <PAGE 1> chargers, and antennas ("Cellular
          Accessories") to customers throughout North and South
          America.

     - Cliffco, which distributes Cellular Accessories to a variety of customers including the large communication carriers.

     Financial information about these industry segments is found in Item 14 of this Report and Note 14 of the Company's financial statements.

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

     - Enhance Profits In Battery Group. The Battery Group (excluding the results of Specific Energy) operated at a deficit of approximately $3,234,151 in 1998. Management has developed a strategy to eliminate the loss. The Battery Group operations were consolidated in November, 1997 in facilities in Escondido, California. Prior management intended to fully
          <PAGE 2> integrate the operations of Tauber and Battery
          Network into one operating entity. This strategy proved to be ineffective because the nature of the businesses, the respective vendors, customers, methods of operation, markets and competition of each of the two companies is different. Beginning in June, 1998 current management has developed a plan to operate both Battery Network and Tauber from the same facility, to combine and cooperate with certain tasks but to maintain separate management and separate employees for each of the companies. The Company is investigating lower cost sources of product both in the Far East and domestically and has begun to use telemarketing for sales and marketing (i.e., "sales", below) are expected to reduce costs, assure appropriate inventory levels and increase sales.

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

     Sales. The Company markets and sells the majority of its products to dealers, other distributors, telephone carriers and
<PAGE 3> mass merchandisers.  Additionally, the Company sells value added battery packs and battery supplies directly to OEM customers and through fulfillment programs to individual consumers. Through August, 1998, the Company operated a retail division in Phoenix, Arizona under the tradename Batteries Batteries for Everything. The assets of the division were sold and the Company no longer has a retail outlet.

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

     The Company believes that its size and diversity provides certain competitive advantages such as those arising from centralized volume purchasing and the ability to simultaneously service several markets. Competition in the industry is also based on maintenance of product quality, delivery efficiency, customer service and satisfaction levels, maintenance of satisfactory dealer relationships and training programs, and the ability to anticipate technological changes and changes in customer preferences. Although management considers it unlikely, no assurance can be given that any of several major battery manufacturers whose products the Company distributes will not
<PAGE 4> acquire, startup or expand their own distribution
systems to sell directly to industrial, commercial and retail customers.

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

SALE OF SUBSIDIARY

     In September 1998, the Company sold all of the assets of Specific Energy, Inc. for $715,000 in cash to a retail franchise in Phoenix, Arizona. Specific Energy, Inc. was the Company's retail subsidiary. It operated four retail stores in Phoenix, Arizona under the trade name Batteries Batteries for Everything.
<PAGE 5> Upon closing on the transaction, the Company ceased all retail operations.

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

Item 2.   PROPERTIES

     All of the Company's real properties are held under leases. The following table provides certain information concerning the Company's leased properties:
  <PAGE 6>
                                                          LEASE
                                                APPROX-   EXPIR-
                                                 IMATE    ATION
OPERATION         NATURE       LOCATION          AREA      DATE

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

***  Lease terminated on January 31, 1999.

Item 3.   LEGAL PROCEEDINGS

     David Peterson, a former employee of Battery Network, has filed suit against the Company seeking damages in an aggregate amount equal to approximately $300,000 claiming a breach of his
<PAGE 7> employment contract by the Company.  The Company
terminated Mr. Peterson for cause and believes it has a valid defense to Mr. Peterson's claims. The action has been filed in state court in California. Trial will likely occur within 12 months.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters have been submitted to a vote of security holders during the three months ended December 31, 1998.
  <PAGE 8>
                             PART II

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

     No dividends have been paid on the outstanding shares of Common Stock. The Company's Revolving Credit, Term Loan and
Security Agreement prohibits the payment of dividends on the Common Stock without the consent of the lenders.
  <PAGE 9>
Item 6.   SELECTED FINANCIAL DATA

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

     In September, 1998, the Company sold the Retail assets of Specific Energy in a cash sale price of $715,000, which was the
<PAGE 10> approximate carrying value of the net assets sold and appropriate transaction costs.

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
  <PAGE 11>
                     SELECTED FINANCIAL DATA

                                       FISCAL YEAR ENDED December 31,
                                1994      1995      1996      1997      1998
                               ($ THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
INCOME STATEMENT DATA
  NET SALES                   $18,213   $21,029   $25,650   $53,974   $51,454

  COST OF SALES                14,304    15,238    17,805    37,677    35,420

  GROSS PROFIT                  3,909     5,791     7,845    16,297    16,034
  SELLING, GENERAL &
    ADMINISTRATIVE EXPENSES     2,346     4,577     7,004    14,438    17,127

LOSS ON IMPAIRMENT OF
  EXCESS OF COST OVER NET
  ASSETS ACQUIRED                 0         0         0         0         558

  OPERATING INCOME              1,563     1,214       841     1,859    (1,651)
  INTEREST INCOME                   8        59        94         1         -
  INTEREST (EXPENSE)              (98)      (82)      (82)    (727)      (790)

  INCOME BEFORE PROVISION       1,473     1,191       853     1,133    (2,441)
    FOR INCOME TAXES

  PROVISION (BENEFIT) FOR
    INCOME TAXES                   (8)      (98)      337       565      (379)

  NET INCOME                    1,481     1,289       516       568    (2,062)
  PREFERRED STOCK DIVIDEND
    REQUIREMENTS                             53        60        15

  NET INCOME ATTRIBUTABLE
    TO COMMON SHAREHOLDERS                1,236       456       553    (2,062)

  NET INCOME PER SHARE OF
    COMMON STOCK (BASIC AND
    DILUTED)                                                $  0.12    $(0.43)

                                   FISCAL YEAR ENDED December 31,
                                      1994       1995        1996
                                         ($ THOUSANDS)

UNAUDITED PRO FORMA DATA
  INCOME BEFORE TAXES                   1,473   1,191         853
  PROVISION FOR INCOME TAXES              604     488         350

  PRO FORMA NET INCOME                    869     703         503

  PRO FORMA NET INCOME PER COMMON
    STOCK (BASIC & DILUTED)                    $  .16  $      .15

  PRO FORMA NET INCOME ATTRIBUTABLE
    TO COMMON SHAREHOLDERS                                    443
  PRO INCOME NET INCOME PER SHARE                             .11
  PRO FORMA NUMBER OF SHARES OUTSTANDING                4,100,000
  <PAGE 12>
                              FISCAL YEAR ENDED December 31,
                         1994    1995     1996     1997     1998

BALANCE SHEET DATA
  WORKING CAPITAL        3,597   5,295    6,782   14,844   11,532

  TOTAL ASSETS           6,889   9,105   11,735   28,538   24,485

  LONG TERM DEBT,
    LESS CURRENT
    PORTION                  1     183       --   10,742    8,865

  MANDATORY REDEEMABLE      --      --      750       --       --
    PREFERRED STOCK

  STOCKHOLDERS' EQUITY   3,809   6,533    8,460   11,730    9,668

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Year Ended December 31, 1998 ("1998") Compared to Year Ended
December 31, 1997 ("1997")

     Net sales decreased 4.7% or $2.5 million, from $54.0 million in 1997 to $51.5 million in 1998. The decrease in sales was due primarily to a drop of $6.8 million in Battery Network sales, and the sale of the Specific Energy retail division on September 14, 1998. (Specific Energy had approximately $750,000 in sales in the September 15, 1997 to December 31, 1997 period.) Further, Specific Energy's sales decreased approximately $400,000 for the comparative January 1 to September 14 period. Partially offsetting these sales decreases were the continued growth of Advanced Fox Cellular business (up approximately 10.0% or
$1.6 million over 1997); an additional $2.2 million in sales from Cliffco during the period up to May 12, 1998 (since Cliffco had been acquired May 12, 1997), and increased Cliffco sales of approximately $850,000 from May 12, 1998 to the end of the year; and an increase of $690,000 in Tauber sales.

     Gross profit decreased approximately $300,000 from $16.3 million in 1997 to $16.0 million in 1998, and as a percent of sales increased from 30.2% in 1997 to 31.2% in 1998. The decrease in dollars was primarily the result of a decline in gross profit of $3.6 million in Battery Network and approximately $300,000 in Specific Energy, which were offset by increases in Advanced Fox of $2.0 million, the acquisition of Cliffco on May 5, 1997 that contributed approximately $600,000 in gross profit for the January 1, to May 12, 1998 period with an additional comparative increase of approximately $882,000 for the balance of the year. Both Advanced Fox and Cliffco substantially improved their gross margin percentage due to continued advantageous Far East purchasing bolstered by a consolidation of
<PAGE 13> the two cellular companies' purchasing efforts, which began in June, 1998, which more than offset reduction in gross profit percentage at Battery Network which was negatively effected by its substantial sales drops requiring heavier than normal markdowns and price reductions in reaction to competitive pressures and to maintain inventory levels and a management decision to discontinue certain products and product lines.

     Selling, general and administrative ("SG&A") expenses increased 18.8%, from $14.4 million in 1997 to $17.1 million in 1998, and as a percentage of sales increased from 26.7% in 1997 to 33.3% in 1998. The increase in SG&A was attributable to:

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

     The Company's effective income tax rate in calculating the benefit in 1998 on the loss for the year was 15.5% as compared to a tax rate of 49.5% in 1997. The substantial difference in tax rate is attributable to the effect of goodwill acquired through various stock acquisitions that is non-deductible for income tax purposes and the effect of state income expense in the various states in which the entity operates.

     Interest expense increased to $790,412 in 1998 from $727,350 in 1997 due primarily to increased borrowings under the Company's loan facility in connection with the acquisition of Cliffco in May, 1997, the redemption in April, 1997 of outstanding 750,000
<PAGE 14> shares of Series A Preferred Stock and general
operating needs offset partially by the sale of Specific Energy retail assets for $715,000 on September 14, 1998.

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

     Selling, general and administrative expenses increased 107% from $7.0 million in 1996 to $14.5 million in 1997, and as a percentage of sales decreased from 27.3% in 1996 to 26.7% in 1997. The increases were substantially due to the added SG&A expenses (approximately $7 million) resulting from the Battery Network and CTB acquisitions. Additionally, Advanced Fox's SG&A increased 19% from $3.7 million in 1996 to $4.4 million during 1997, due primarily to increased warehouse space in Huntingdon, PA, increased utilization of office space in Huntingdon, PA, addition of new sales office and associated warehouse space in Miami, Florida at mid year 1997, and increased selling and telemarketing support.

     Interest expense in 1997 increased to $727,350 from $81,344 in 1996 due entirely to increased borrowings related to a Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997, as amended May 13, 1997 (the "Loan Facility"), between IBJ Schroder Bank & Trust Company and the Company. Borrowing against the Loan Facility in 1997 consisted primarily of $8.3 million as the cash portion of the purchase price of the Battery Network acquisition, $75,000 as the cash portion of the purchase price of the Cliffco acquisition, $560,000 of indebtedness paid by the Company at the closing of the Cliffco acquisition, and the balance as working capital. As of December 31, 1997, the principal amounts outstanding of Term
<PAGE 15> Loans and the Revolver Loans were $8.892 million and
$1.85 million, respectively.

     Interest Income in 1997 decreased to $1,077 from $93,787 in 1996, primarily as a result of using excess cash to reduce outstanding balances on the Revolver and Term Loans.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's requirement for capital is to fund (i) sales growth, (ii) capital equipment expenditures related to Year 2000 system compliance and manufacturing tooling, and (iii) financing for acquisitions. The Company's primary sources of financing during 1998 and 1997 were cash flow from operations, equity issuances and bank borrowings.

     The Company's working capital as of December 31, 1998 was $11,532,422. Net cash provided by operating activities for the year ended December 31, 1998 was approximately $1.6 million. Net cash used in operating activities during 1997 was $1,763,927 and net cash provided by operations for 1996 was $193,080. The increase in cash provided by operating activities during 1998 was attributable to net decreases in accounts receivable and inventory of $.5 million and $2.0 million, respectively, less a net loss of $2.1 million (offset by depreciation and amortization of $749,000 and impairment of goodwill of $558,112), a net decrease in accounts payable and accrued expenses of $105,948 and an increase in prepaid expenses and other assets of $95,227.

     Net cash provided by investing activities in 1998 was approximately $95,180, consisting of proceeds from the sale of Specific Energy's retail assets of approximately $715,000, less $619,820 for the purchase of property and equipment. Net cash used in investing activities for the year ended December 31, 1997 was approximately $9.5 million, consisting of approximately
$8.5 million (net of cash acquired) utilized in the acquisition of Battery Network during January 1997, and approximately $399,000 (net of cash acquired) utilized in the acquisition of Cliffco during May 1997. Net cash used in investing activities during 1996 was approximately $458,000 was utilized by the Company to fund the remaining interest of a minority stockholder Specific Energy ($50,882) and to fund the purchase of property and equipment ($407,015).

     Cash used by financing activities for the twelve months ended December 31, 1998 was $1.9 million representing net payments under the Revolving Credit Facility and Term Loan Facilities. Net cash provided by financing activities was approximately $9.2 million during 1997, comprised of approximately $3.0 million borrowings under the term loan facility, approximately $8.9 million borrowings under the revolving credit facility. Net cash utilized by financing activities during 1997 consisted primarily of $550,000 payments under the term loan facility, $750,000 payment for redemption of
<PAGE 16> preferred stock, approximately $1.2 million repayment on subsidiary borrowings, approximately $180,000 prepaid financing and acquisition costs related to the Battery Network acquisition, and $50,000 payment of preferred stock dividends. Cash provided by financing activities during 1996 consisted primarily of $9.1 million net proceeds of the Initial Public offering, of which $6.7 million was paid to the former stockholders of Advanced Fox and Tauber. Net cash utilized for financial activities included Redemption of preferred stock of $250,000 dividends paid to preferred stockholders of $78,333, repayments of notes to a minority stockholder of Specific Energy of $180,000 and net payment on borrowings of $213,104.

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

     The Loan Facility contains certain covenants that include maintenance of certain financial ratios, maintenance of certain amounts of working capital and net worth as well as other affirmative and negative covenants. At December 31, 1997, the Company was not in compliance with certain of these covenants.
On March 30, 1999, the Company entered into an amended credit agreement whereby the non-compliance at December 31, 1998 was waived, the loan facility was extended for an additional one year period and new financial covenants were negotiated through December 31, 2000 which reflect the Company's current projections.

     Pursuant to the Management Agreement with Founders Management Services, Inc. ("Founders"), the Company paid Founders, for its origination and negotiating services in connection with the acquisitions of Battery Network and the loan
<PAGE 17> facility, $240,000 and issued to the designees Founders warrants to purchase 100,000 shares of Common Stock at a price of $4.125 per share. Since June, 1998 when Messrs Haber and Teeger resigned as officers and directors of the Company, Founders has provided no services to the Company and the Company has not paid any fees to Founders. Although neither the Company nor Founders has formally terminated the Management Agreement, both parties have acted as if the Management Agreement has been terminated.

     Based upon its present plans, management believes that operating cash flow, available cash and available credit resources will be adequate to make the repayments of indebtedness described herein, to meet the working capital cash needs of the Company and to meet anticipated capital expenditure needs during the 12 months ending December 31, 1999. Although the Company would like to issue shares of Common Stock as its primary method of financing acquisitions, it anticipates that additional funds will be required to successfully implement its acquisition program, and will use various methods to finance acquisitions, including raising new equity capital, for this purpose.

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations and the Business sections contain certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. Such forward-looking statements also include, without limitation, the Company's expectations and beliefs as to the projected costs and anticipated timetable to address Year 2000 compliance issues, the adequacy of its plans to address such issues and the impact on the Company's operations in the event that certain or all of its plans or the plans of its lenders and other third parties in respect of such compliance issues prove to be inadequate. In addition, included herein the words "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company's management with respect to future events and are subject to certain risks,
<PAGE 18> uncertainties and assumptions.  Such risks and
uncertainties include:

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

     4. The uncertainty and lack of financial stability in Asia could potentially effect one or more of the Company's suppliers of cellular products in the Far East. This could have the effect of delaying or interrupting shipments of products and could materially affect the Company's projected sales during 1999.

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

  Tauber Electronics   Accounting server               7/31/99
                       Workstations                    7/31/99
                       Phone system                    6/30/99
  <PAGE 19>
Wireless Products Group
  Advanced Fox         Accounting server               2/1/99
                       Accounting software             2/1/99
                       Workstations                    2/1/99

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

     Disclosure of Risk. The most significant remaining risk to the Company regarding Y2K would be interruption of business due to vendor and customer non-compliance. As no vendor or customer is more than 10% of our total business the impact of this is minimized. Certain operational aspects of Batteries Batteries could be affected by not being Y2K compliant, including telephone service and other essential utility services. Any of the above discussed items, if not Y2K compliant, could have a material adverse effect on the Company.

     The Company expects to be fully compliant by September 31, 1999.

     Contingency Plans. As the Company believes it will be fully compliant by September 31, 1999, it does not yet have a contingency plan. However, in the event that the Company is not fully compliant by the end of 1999, the failure to have a contingency plan could have a material adverse effect on the Company.
  <PAGE 20>
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

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

     None.
  <PAGE 21>
                            PART III

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

     Mr. Badke has been Chief Financial Officer since
November 1995 and Secretary since March, 1999. He had been Senior Vice President and Chief Financial Officer of Shoe Town Inc., from 1984 through September 1994, positions he later held (September to November 1995) with Natures Elements. Mr. Badke, a certified public accountant, had been a consultant from October 1994 through August 1995.
  <PAGE 22>
     Mr. Tauber, Vice President and a Director since April 1996, has been the President and a Director of Tauber Electronics, Inc. since it was founded by him in 1975.

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

                   SUMMARY COMPENSATION TABLE

NAME                            PERIOD                 SALARY ($)

Stephen Rade,                   Year ended 12/31/98   350,000 (1)
President                       Year ended 12/31/97   350,000 (2)
and Director                    Year ended 12/31/96   347,825 (3)

Ronald E. Badke                 Year ended 12/31/98   135,000
Chief Financial Officer         Year ended 12/31/97   135,000 (4)
                                Year ended 12/31/96   129,515 (5)

Warren H. Haber,                Year ended 12/31/98      -0-  (6)
Chairman of the Board and       Year ended 12/31/97      -0-  (6)
Former Chief Executive          Year ended 12/31/96      -0-  (6)
Officer

Robert W.  Tauber,              Year ended 12/31/98    36,923
Vice President and Director     Year ended 12/31/97   128,269
                                Year ended 12/31/96   177,865
<PAGE 23>

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

Directors
  <PAGE 24>
     The Company does not pay a fee to its directors. It reimburses those directors who are not employees of the Company for their expenses incurred in attending meetings.

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

                Option Grants in Last Fiscal Year

                                                                                    Potential realizable value
                                       Percent of Total                              at assumed annual rates
                   Number of Shares         Options        Exercise                of stock price appreciation
                  Underlying Options      Granted in      Price per   Expiration          for option term
Name                    Granted           Fiscal Year       Share        Date             5%        10%
Stephen Rade          25,000                  14%          $1 3/8      08/01/03        $43,872   $55,361


     The following table sets forth the number of shares which underlie unexercised options held at December 31, 1998, by the executive officers named in the Summary Compensation Table. None of those persons exercised options during 1998.

                  Fiscal Year End Option Values

                   Number of Shares Underlying
                  Unexercised Options at Fiscal
                          Year End (1)

Name                                  Exercisable   Unexercisable
Stephen Rade                             12,500         12,500
Ronald E. Badke                          56,668          8,332
------------------------
(1) None of the outstanding options held by the named individuals were in-the-money on December 31, 1998.
  <PAGE 25>
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

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

(3) Represents shares issuable upon exercise of options which are exercisable within 60 days.
  <PAGE 26>
(4) Includes 10,000 shares issuable upon exercise of options which are exercisable within 60 days.

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

     The principal offices of Advanced Fox, which comprise approximately 7,000 square feet in Huntingdon Valley, Pennsylvania, are occupied under a five-year lease terminating December 31, 1999 with Rare Limited Partnership, of which
Mr. Rade and his wife are the partners. The lease, as amended with respect to additions to the facility, provides for an annual rent of $70,000 with the tenant obligated to pay the applicable real estate taxes, and maintenance and insurance costs. Rental payments for the twelve months ended December 31, 1998, December 31, 1997 and December 31, 1996 were $76,000, $76,000 and
$70,800, respectively.

PRIOR MANAGEMENT

     Messrs. Warren H. Haber, the then Chairman of the Board and John L. Teeger, the former Vice President, Secretary and Director of the Company were the sole stockholders, officers and directors of Founders Management Services Inc. ("Founders"). Pursuant to an agreement dated as of June 6, 1995, as subsequently amended, Founders was to provide advice and consultative services regarding management, overall strategic planning, acquisition policy, relations with commercial and investment banking institutions, and stockholders matters to or on behalf of the Company. The agreement is for a term expiring in April 1999, subject to five one-year renewal options and provides for Founders to receive a base fee of $150,000 per annum. Founders is also to receive an additional fee of 5% of the Company's annual pre-tax income in excess of $1,250,000. Under the agreement, Founders is entitled to receive originating fees with
<PAGE 27> respect to acquisitions or financings for which it performed originating services - the fee to be that customarily charged by non-affiliated investment bankers or professional originators for transactions of similar size and nature. To determine the fees customarily charged, the Company is to review then current proxy statements and investment publications and consult with nonaffiliated investment bankers for the computation of originating fees in similar transactions as those in which the Founders' originating services have been employed. The amount of the fee is to be subject to the approval of a majority of the Directors not affiliated with Founders. Founders received for its origination and consultation services in connection with the combination with Advanced Fox and Tauber a fee of $150,000; and in connection with the Battery Network acquisition and related financing of $13,000,000, a fee of $240,000 and five year warrants to purchase 100,000 shares of Common Stock at a price of $4.125 per share issued to the extent of 50,000 shares each to Messrs. Haber and Teeger as designees of Founders.

     In February 1998 the Management Agreement was revised by mutual consent to eliminate the origination and incentive fee provisions of the original agreement, and to establish April 30, 1999 as the expiration date for the Agreement. The revised agreement thereby limits fees paid to Founders to an annual fee of $150,000, payable monthly.

     Since June, 1998, when Messrs. Haber and Teeger resigned as officers and directors of the Company, Founders has provided no services to the Company and the Company has not paid any fees to Founders. Although neither the Company nor Founders has formally terminated the Management Agreement, both parties have acted as if the Management Agreement has been terminated.
  <PAGE 28>
                             PART IV

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...............  F-8 -
                                                            F-27

          2. Financial Statement Schedules - The following financial statement schedule has been provided by the Company:

VALUATION AND QUALIFYING ACCOUNTS.........................  S-1

          3.   Exhibits.

EXHIBITS

2(a) Copy of Agreement and Plan of Merger with respect to Advanced Fox Antenna, Inc.*
2(a)-1    Copy of Amendment to Merger Agreement*
2(b)      Copy of Stock Purchase Agreement with respect to
          Tauber Industries Inc.*
2(b)-1    Copy of Amendment to Stock Purchase Agreement*
2(c) Copy of Stock Purchase Agreement with respect to Specific Energy Corp.* <PAGE 29>
2(d)      Copy of Stock Purchase Agreement relating to Battery
          Network, Inc. **
2(e) Copy of Stock Purchase Agreement relating to W.S. Battery Sales & Company, Inc.**
2(f)      Copy of Asset Purchase Agreement relating to WSJ
          Enterprises, Inc.**
3(a)      Certificate of Incorporation of Company and amendments
          thereto*
3(b)      By-Laws of Company*
4(a)      Copy of Common Stock Certificate*
4(b)      Copy of Warrant*
10(a)     Copy of Warrant Agreement related to Redeemable Stock
          Purchase Warrants*
10(b)     Form of Purchase Option issued to underwriter of
          initial public offering*
10(c)     Copy of Preferred Stock, Series A Certificate*
10(d)     Stock Option Plan of Company*
10(d)-1   Forms of Option Agreement under the Plan*
10(e)     Copy of option issued to Mr. Robert W.  Tauber*
10(f) Copy of Management Services Agreement between Company and Founders Management Services, Inc., as amended*
10(g)     Copy of Employment Agreement with Robert W.  Tauber*
10(h)     Copy of employment agreement with Stephen Rade, as
          amended*
10(i)     Copy of Employment agreement with William Steven Sapp**
10(j)     Copy of Employment agreement with James Sapp**
10(j)-1 Copy of Agreement dated January 8, 1998 between the Company and James Sapp related to the employment agreement
10(k)     Copy of Employment agreement with Susan Grandt**
10(l)     Copy of employment Agreement with Mr. Ronald E.  Badke*
10(m) Copy of agreement relating to termination of the Employment Agreement of Donald L. Luke***
10(n)     Copy of lease between Advanced Fox Antenna, Inc. and
          Rade Limited Partners*
10(o) Copy of lease with J.W.S. Partnership related to the McHenry, Illinois property**
10(p) Copy of the lease with J.W.S. Partnership related to the North Branch, New Jersey property**
10(q) Copy of Registration Rights Agreement between Company and Messrs. Tauber and Rade*
10(r)     Form of Warrant issued to each of Warren H. Haber and
          John L. Teeger **
10(s) Copy of Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997 among IBJ Schroder Bank & Trust Company as Agent and the Company, Advanced Fox Antenna, Inc., Tauber Electronics Inc., Battery Acquisition Corp., Specific Energy Corporation, Battery Network, Inc. and W.S. Battery & Sales Company, Inc. (the "Loan Agreement)** <PAGE 30>
10(s)-1 Copy of Amendment No. 1 to the Loan Agreement and Joinder Agreement with IBJ Schroder Bank & Trust Company as Agent dated May 13, 1997****
10(s)-2   Copy of Amendment No. 2 and Waiver*****

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

     (b) Reports On Form 8-K. No reports on Form 8-K were filed during the fourth quarter of 1998.
  <PAGE 31>

                  INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Batteries Batteries, Inc.

     We have audited the accompanying consolidated balance sheets of Batteries Batteries, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies at December 31, 1998 and 1997, and the results of their operations and their cash flows for the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

San Diego, California
March 30, 1999


<PAGE f1>

     INDEPENDENT AUDITORS' REPORT ON ADDITIONAL INFORMATION



To the Board of Directors and Stockholders of Batteries Batteries, Inc.

     Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The additional information included on Schedule 1 on page S-1 is presented for the purpose of additional analysis and is not a required part of the basic consolidated financial statements. This additional information is the responsibility of the Company's management. Such information has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic consolidated financial statements taken as a whole.


DELOITTE & TOUCHE LLP

San Diego, California
March 30, 1999
                             <PAGE f2>
           BATTERIES BATTERIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                         1998             1997
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                         $   330,647     $   540,429
     Accounts receivable (net of allowance for
       doubtful accounts of $563,117 and $589,882,
       respectively)                                     7,150,665       7,637,717
     Inventories (net of reserves of $697,191
       and $838,707, respectively)                       9,451,734      11,931,938
     Prepaid expenses and other current assets             339,985         580,453
     Current deferred income taxes                         210,734         219,139

               Total current assets                     17,483,765      20,909,676

PROPERTY AND EQUIPMENT- Net                              1,335,680       1,327,737
EXCESS OF COST OVER NET ASSETS ACQUIRED (net of
     accumulated amortization of $237,525 and
     $269,580, respectively)                             5,109,742       5,905,379
OTHER ASSETS                                               555,509         394,814

TOTAL                                                  $24,484,696     $28,537,606

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                 $   600,000     $   600,000
     Accounts payable                                    3,887,841       3,107,665
     Accrued expenses                                    1,463,502       2,349,626
     Current portion of obligations under capital
       leases                                                    -           8,385

               Total current liabilities                 5,951,343       6,065,676

LONG-TERM DEBT                                           8,865,156      10,742,028
COMMITMENTS AND CONTINGENCIES (Notes 9 and 12)                  -               -

STOCKHOLDERS' EQUITY:
     Preferred Stock, par value $.001, 1,000,000
       shares authorized, no shares issued or
       outstanding
     Common Stock, par value $.001, 10,000,000
       shares authorized, 4,743,000 shares,                      -               -
       respectively, issued and outstanding                  4,743           4,743
     Additional paid-in capital                         10,715,830      10,715,830
     Retained earnings (deficit)                        (1,052,376)      1,009,329

               Total stockholders' equity                9,668,197      11,729,902

TOTAL                                                  $24,484,696     $28,537,606

         See notes to consolidated financial statements.
  <PAGE f3>
           BATTERIES BATTERIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                          For the Years Ended December 31,
                                       1998           1997            1996
Net Sales                           $51,453,841    $53,974,212    $25,650,075

Cost of sales                        35,419,511     37,676,966     17,804,883

     Gross profit                    16,034,330     16,297,246      7,845,192

Selling, general and
   administrative expenses           17,126,583     14,437,595      7,004,489

Impairment of excess cost over
   net assets acquired                  558,112              -              -

Income (loss) from operations        (1,650,365)     1,859,651        840,703

Interest income                               -          1,077         93,887

Interest (expense),                    (790,412)      (727,350)       (81,344)

Income (loss) before income taxes    (2,440,777)     1,133,378        853,246

Income taxes expense (benefit)         (379,072)       565,375        336,920

Net income (loss)                    (2,061,705)       568,003        516,326

Preferred stock dividend
  requirements                                -         15,000         60,000

Net income (loss) attributable
  to common stockholders            $(2,061,705)    $  553,003     $  456,326
                                    ===========     ==========     ==========

Basic earnings (loss)
  per common share                  $     (0.43)    $     0.12
                                    ===========     ==========

Diluted earnings (loss)
  per common share                  $     (0.43)    $     0.12
                                    ===========     ==========
Basic weighted average
  common shares outstanding           4,743,000      4,688,803

Diluted weighted average
  common and common equivalent
  shares outstanding                  4,759,677      4,691,086

Pro Forma Income Data (Unaudited)
   Income before provision for
    income taxes as reported                                       $  853,246
Pro forma income tax provision                                        349,831
Pro forma net income                                               $  503,415
                                                                   ==========
<PAGE f4>
Pro forma net income attributable
  to common stockholders                                           $  443,415
                                                                   ==========
Pro forma net income per share                                     $      .11
                                                                   ==========
Pro forma number of shares outstanding                              4,100,000
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

         See notes to consolidated financial statements.
  <PAGE f5>
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

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
  Common Stock to Common
   Stock

Elimination of retained
  earnings of Founding
  Companies to reflect
  the Merger                                                                                5,024,730     (5,024,730)           -

Proceeds of Offering,
  net of underwriting
  discounts and offering
  costs                                                            2,300,000      2,300     9,132,700                    9,135,000

Issuance of 960,000 shares
  of Common Stock to
  stockholders of Founding
  Companies                                                          960,000        960                                        960

Use of portion of proceeds
  of Offering to pay the
  cash portion of the
  Merger consideration                                                                     (6,665,352)                  (6,665,352)

Reclassification of
  Preferred Stock to
  Redeemable Preferred
  Stock upon consummation
  of the offering          (1,000,000)  (1,000)                                              (999,000)                  (1,000,000)

Preferred stock
  dividends paid                                                                                             (60,000)      (60,000)

Net income                 __________   ______    _______   _____  _________    _______   ___________        516,326       516,326

Balance, December 31, 1996         -        -          -       -   4,000,000      4,000     7,999,838        456,326     8,460,164

Issuance of 550,000 shares
  of Common Stock to
  stockholders of Battery
  Network                                                            550,000       550      2,269,200                    2,269,750

Issuance of 193,000 shares
  of Common Stock to
  stockholders of Cliffco
  of Tampa Bay                                                       193,000       193        446,792                      446,985

Preferred stock
  dividends paid                                                                                             (15,000)      (15,000)

Net income                 __________   ______    _______   _____  _________    _______   ___________        568,003       568,003

Balance, December 31, 1997         -        -          -       -   4,743,000      4,743    10,715,830      1,009,329    11,729,902

Net loss                   __________   ______    _______   _____  _________    _______   ___________     (2,061,705)   (2,061,705)

Balance, December 31, 1998              $                   $      4,743,000    $ 4,743   $10,715,830   $ (1,052,376) $  9,668,197
                           ==========   ======    =======   =====  =========    =======   ===========    ============ ============
          <PAGE f6>
                   BATTERIES, BATTERIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Year Ended December 31,

                                             1998                 1997                1996
OPERATING ACTIVITIES:

  Net income (loss)                       $(2,061,705)        $    568,003         $  516,326

  Adjustments to reconcile net
    income (loss) to net cash
    (used in) provided by
    operating activities:

  Depreciation and amortization
    expenses                                  749,402              647,190            188,075

  Deferred income taxes                         8,405              173,933             83,700

  Impairment of excess cost over
    net assets acquired                       558,112                  -                   -

  Changes in assets and liabilities,
    net of effects from acquisitions:

    Accounts receivable                       487,052           (1,738,187)          (213,243)

    Inventories                             2,040,204           (2,460,565)          (465,654)

    Prepaid expenses and other assets         (95,227)            (128,760)          (293,987)

    Accounts payable and accrued
      expenses                               (105,948)           1,174,459            377,863

      Net cash provided by (used in)
        operating activities                1,580,295           (1,763,927)           193,080


INVESTING ACTIVITIES:

  Purchase of property and
    equipment, net                           (619,820)            (633,265)          (407,015)

  Acquisition of Specific
    Energy Corporation, net of
    cash acquired                                  -                    -             (50,882)

  Disposal of Specific Energy
    Corporation                               715,000                    -                  -

  Acquisition of Battery Network,
    net of cash acquired                           -            (8,444,788)                -


  Acquisition of Cliffco if
    Tampa Bay, net of cash acquired               -               (399,218)               -
  <PAGE f7>
  Net cash provided by (used in)
    investing activities                       95,180          (9,477,271)           (457,897)

FINANCING ACTIVITIES:

  Borrowing under Term Loan Facility              -              3,000,000                 -

  Borrowing under Revolving Credit
    Facility                                      -              8,892,028                 -

  Proceeds from Offering, net of
    expenses                                      -                   -             9,135,000

  Payments to stockholders of Merger
    companies in connection with
    Mergers                                       -                   -            (6,665,352)

  Redemption of preferred stock                   -               (750,000)          (250,000)

  Net payments on borrowings               (1,885,257)          (1,742,012)          (213,104)

  Dividends paid                                  -                (50,000)           (78,333)

  Prepaid financing and acquisition
    costs relating to the Battery
    Network acquisition                           -               (178,000)           (90,000)

  Repayment of note to minority
    shareholder                                   -                   -              (180,000)

  Prepaid Offering costs                          -                   -               270,604

        Net cash (used in) provided
          by financing activities          (1,885,257)           9,172,016          1,928,815


NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                           (209,782)          (2,069,182)         1,663,998

CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                     540,429            2,609,611            945,613

CASH AND CASH EQUIVALENTS, END OF
  YEAR                                   $    330,647         $    540,429       $  2,609,611

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

  Cash paid during period for:

    Interest                             $    863,337         $    617,520       $     81,386

    Income Taxes                         $    412,341         $    508,071       $    115,000

NON-CASH ITEMS:
Proceeds from the issuance
of common stock to stockholders:
   To Stockholders of Battery Network            -            $ 2,269,000                 -
   To Stockholders of Cliffco of
     Tampa Bay                                   -                446,985                 -
   Total proceeds from the issuance of
      common stock to Stockholders               -              2,715,985                 -

           See notes to consolidated financial statements.  <PAGE f8>

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

     Batteries Batteries, Inc. had previously reported on a fiscal year ending January 31; Advanced Fox and Tauber have previously reported on a fiscal year ending December 31. During the second quarter of fiscal 1996, Batteries Batteries, Inc. changed its fiscal year-end to December 31 to conform with that of Advanced Fox and Tauber. For the year ended December 31, 1997, the results of operations include the results of Batteries Batteries, Inc., Advanced fox and Tauber for a full fiscal year and those of Battery Network and CTB from the effective dates of their respective acquisitions. The results of operations are now presented on a calendar year basis. For the year ended
December 31, 1996, the results of operations include the results
<PAGE f9> of Batteries Batteries, Inc. for eleven months ended
December 31, 1996 and those of Advanced Fox and Tauber for the year ended December 31, 1996.

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

     Concentration of Credit Risk - The Company invests its excess cash in money market accounts and short-term investments. The Company has not experienced any losses on its cash accounts or short-term investments. The Company sells its products to original equipment manufacturers, maintenance and repair organizations, commercial businesses, institutional users and retail consumers primarily in the United States. Through its continuing relationships with these customers, the Company performs credit evaluations and generally does not require collateral. The Company maintains a reserve for potential credit losses, and such losses have been minimal.

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

     Excess of Cost Over Net Assets Acquired - The excess of cost over net assets acquired is being amortized on a straight-line basis over twenty-five years. The carrying value of the excess cost over net assets acquired is periodically reviewed to determine whether impairment exists. The review is based on comparing the carrying amounts to the undiscounted estimated cash flows before interest charges from operations over the remaining
<PAGE f10> amortization period.  No impairment is indicated as of
December 31, 1998.

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

     Earnings Per Share - In December 1997, the Company adopted SFAS No. 128, "Earnings Per Share." Net income per common share-basic was calculated based upon the weighted average number of common shares outstanding during the period. Net income per common share-diluted was calculated based upon the weighted average number of common shares outstanding and includes the equivalent shares for dilutive equity instruments outstanding.

     Disclosures About Fair Value of Financial Instruments - The carrying value at December 31, 1998 of the Company's financial instruments approximated their fair value primarily due to the short maturities of these instruments.

     Recent Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period, resulting from transactions and other events and circumstances from nonowner resources. The company has no other sources of other comprehensive income.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133
<PAGE f11> ("SFAS 133"), "Accounting for Derivative Instruments
and Hedging Costs", and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Although the Company is not currently required to report under SFAS 133, the Company has `analyzed the potential impacts of implementing SFAS 133 and has determined that implementation, when required, will not have a material impact on the Company's financial statements.

     Employee Stock Options - The Company applies Accounting Principles Board Opinion No. 25 ("APB 25"), which recognizes compensation costs based on the intrinsic value of an equity instrument recorded. The Company has applied APB 25 to its stockholder compensation awards to employees and has disclosed the required pro forma effect on net income (loss) per share. (See Note 7).

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

4.   ACQUISITION

     On June 6, 1995, effective June 1, 1995, the Company acquired 95% of the outstanding common stock of Specific Energy Corporation ("Specific Energy") for approximately $1,013,000,
<PAGE f12> including $770,000 in cash, a note payable in the amount of $180,000, and acquisition related expenses of approximately $63,000 (the "Acquisition"). In September 1996, the Company acquired the remaining 5% interest for approximately $51,000 in cash and repaid the note payable of $180,000. The Acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. The purchase price was allocated to the underlying assets and liabilities based upon their respective fair values. The allocation of the purchase price included the assignment of approximately $604,000 to excess of cost over net assets acquired. The results of Specific Energy are included in the consolidated financial statements from the effective date of its acquisition.

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

     The Battery Network agreement also provides the sellers the contingent right to receive additional consideration of up to $1 million in cash 350,000 shares of Common Stock and five year options to acquire $250,000 shares of Common Stock, of which half are exercisable at $4.50 per share and half are exercisable at $6.00 per share. Payment of the additional consideration is to be based on the excess amount by which the combined "per-tax income" as defined of Battery Network and Tauber, exceeds
(i) $2,100,000 for the year ending December 31, 1997 (the "One-Year Period), (ii) $4,200,000 for the two-years ended
December 31, 1998 (the "Two-Year Period:) or (iii) $6,300,000 for the three year ending December 31, 1999 (the "Three Year Period"), with the maximum amount of additional consideration to be paid if the excess is $400,000 for the One-Year Period, $800,000 for the Two-Year Period or $1,200,000 for the Three-Year-Period. The sellers also entered into employment agreements and were granted options under the Company's Stock Option Plan to purchase an aggregate of 50,000 shares of Common Stock. During both 1997 and 1998, there was no additional consideration earned or paid by the Company to the sellers of Battery Network.

     In May, 1997, the Company acquired the business and related assets of Cliffco of Tampa Bay, Inc. ("CTB"). The purchase price of approximately $615,000 consisted of (i) cash of approximately $75,000 (ii) 193,000 shares of common stock valued at $2.35 per share or $446,985 and (iii) approximately $93,000 in transaction costs. In addition, the Company assumed liabilities of
<PAGE f13> $1,162,000.  As part of its assumption of liabilities, the Company paid at the closing indebtedness of CTB of approximately $560,000. The CTB agreement provides the president and sole stockholder of the seller with a three-year employment agreement.

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
  <PAGE f14>
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

5.   PROPERTY AND EQUIPMENT - consists of the following:

                                              December 31,
                                           1998          1997

Machinery and equipment                $ 2,082,595   $ 1,991,180
Furniture and fixtures                     191,550       144,389
Vehicles                                    49,265        60,237
Lease improvements                         264,052       287,006

                                         2,587,462     2,482,812
Less accumulated depreciation           (1,251,782)   (1,155,075)

Property and equipment, net            $ 1,335,680   $ 1,327,737

6.   DEBT - consists of the following:

                                              December 31,
                                           1998          1997

Revolving Term Loan Agreement          $ 9,465,156   $11,342,028
Less current portion                      (600,000)     (600,000)

Long-term debt, net                    $ 8,865,156   $10,742,028
  <PAGE f15>
The weighted average interest rates in effect on debt for the years ended December 31, 1998 and 1997 was 8.25%, respectively.

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

     Capitalization - In June 1995, the outstanding 200 shares of Common Stock, par value $.001 per share, were converted, pursuant to an amendment to the Certificate of Incorporation, into an aggregate of 214,300 shares (222,010 shares as adjusted for December 1995 and March 1996 stock splits as described below) of Common Stock, par value $.001 per share. <PAGE f16>

     In June 1995, the Company effected a private placement of its equity securities. The Company sold, at a price of $3.00 per unit, 500,000 units, each consisting of two shares of the Preferred Stock, Series A and one share of Class A Common Stock, or an aggregate of 1,000,000 shares of Preferred Stock, Series A and 500,000 shares (517,990 shares as adjusted for December 1995 and March 1996 stock splits as described below) of Class A Common Stock. The proceeds of the unit sale were applied to consummate the Specific Energy Acquisition and for working capital.On December 26, 1995, the Company effected a 1.47 for 1 stock split of the outstanding shares of Common Stock and Class A Common Stock. On March 5, 1996, the Company effected a .70475 for 1 stock split of the outstanding shares of Common Stock and Class A Common Stock. All share and per share information presented herein has been adjusted to reflect the stock splits.

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

     Stock Options - The Company, on June 6, 1995, adopted the Company's Stock Option Plan (the "Plan"), which as amended in December 1995 relates to 250,000 shares of its Common Stock,
<PAGE f17> authorizing the Board of Directors or a Stock Option
Committee appointed by the Board to grant incentive stock options and non-incentive stock options to officers and key employees, directors and independent consultants, with directors who are not employees and consultants eligible only to receive non-incentive stock options. The Board of Directors in 1995 granted under the Plan options to purchase 20,720 shares of Common Stock to two directors at a price of $2.89 per share. In 1996, the Company granted under the Plan five-year options to purchase an aggregate of 195,000 shares of Common Stock to employees. The options are exercisable at the initial Offering price per share of $5.00. In 1997, the Company granted, under the plan, five-year options to purchase an aggregate of 75,000 shares of common stock to employees of the Company. The options are exercisable at prices ranging from $2.80 to $4.50 per share. In 1998, the Shareholders of the Company approved an Amendment to the plan increasing the number of shares granted by 350,000 to an aggregate total of 600,000 for the plan. In 1998, the Company granted, under the plan, five-year options to purchase an aggregate of 455,000 shares of common stock to directors and employees of the Company. The options are exercisable at prices ranging from $1.18 to $2.69 per share. At December 31, 1998, there were a total of 296,135 shares available for grant.

     The following information pertains to the stock options outstanding for the three years ending December 31, 1998:

                                                         Weighted
                                                          Average
                                             Number of    Shares
                                              Shares       Price

Shares outstanding at January 1, 1996          20,720      $2.89

Granted                                       195,000       5.00

Shares outstanding at December 31, 1996       215,720       4.80

    Granted                                    75,000       3.93
    Forfeited                                (105,000)      5.00

Shares outstanding at December 31, 1997       185,720      $4.33

    Granted                                   455,000       2.17
    Forfeited                                (336,855)      3.12

Shares outstanding at December 31, 1998       303,865      $2.47

Shares exercisable at December 31, 1998       185,532
  <PAGE f18>

     The following table summarizes information as of December 31, 1998 concerning currently outstanding and exercisable options:


                             Option Outstanding                 Options Exercisable
                                 Weighted
                                 Average
                                Remaining                                   Weighted
                               Contractual      Weighted                     Average
   Range of         Number         Life          Average         Number     Exercise
Exercise Price   Outstanding     (years)     Exercise Price   Exercisable     Price
 $1.18 - $5.00     303,865          5             2.51          185,532       3.09

     The outstanding stock options as of December 31, 1998 vests in accordance with either of the following:

     (A)  Half of the option shares are vested on the date of
grant with an additional one-third vesting in the first
anniversary therefrom (130,000 shares outstanding at December 31,
1998)

                               or

     (B)  One-third of the option shares are vested on the date of the grant with an additional one-third vesting on the first and second anniversaries therefrom, respectively.  (140,000
shares outstanding at December 31, 1998)

     (C) One hundred percent of the option shares are vested in the date of grant (33,865 shares outstanding at December 31, 1998).

     There were no significant changes or modifications to any share option agreement during 1998.

     The Company accounts for the Plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation costs have been recognized for stock option awards because the exercise price for stock options is the fair market value of the underlying common stock at the date of the grant. Had compensation costs of the plans been determined under a fair value alternative method as stated in SFAS No. 123, "Accounting for Stock-Based Compensation," the Company would have been required to prepare a fair value model for such options and record such amount in the financial statements as compensation expense. Pro forma net income (loss), as adjusted, would have been ($2,097,143) or $(.44) per share (basic and diluted), $332,486 or $.07 per share (basic and diluted) and $426,926 or $.10 per share for fiscal 1998, 1997 and 1996 respectively. The Company arrived at the fair value of each stock grant at the date of grant by using the Black Scholes option pricing model with the following weighted average assumptions used for grants: risk
<PAGE f19>-free interest rate of 5.5%, 6.0% and 6.0% for 1998,
1997 and 1996 respectively; expected dividend yield of 0%; expected life of 5 years; and expected volatility of 117%, 83% and 35% for fiscal 1998, 1997 and 1996 respectively.

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
  <PAGE f20>
8.   EARNINGS PER SHARE

     Reconciliation of basic and diluted earnings per share in accordance with SFAS No. 128.

                                  1998         1997
Numerator
  Basic and Diluted:
   Net income (loss)         $(2,061,705)  $  553,003

Denominator
  Basic:
    Weighted average
      common shares
      outstanding              4,743,000    4,688,803

Diluted:
  Effect of dilutive
    securities:
    Common stock options          15,918        2,283
    Common stock warrants              0            0

Total weighted average
  common and potential
  common shares outstanding   $4,758,916   $4,691,086

Earnings (Loss) Per Share
  Basic                       $    (0.43)  $     0.12
  Diluted                     $    (0.43)  $     0.12

     In addition, at December 31, 1996 there were 308,865 common share options and 2,400,000 common share warrants that were anti-dilutive and not included in the calculation of earnings per share.

9.   LEASE COMMITMENTS

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
  <PAGE f21>
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

10.  PROFIT SHARING PLAN

     Tauber has a profit share plan covering substantially all of its employees. Tauber makes contributions to the plan at its discretion. The plan allows participating employees to make voluntary deposits into the plan, subject to annual limits. Contributions to the plan were $35,275, $141,123 and $41,364 for the years ended December 31, 1998, 1997, and 1996, respectively.

11.  INCOME TAXES

     The provision (benefit) for income taxes consists of:

                                             Fiscal
                                 1998         1997        1996

Current:
  Federal                      $(445,477)   $549,602    $132,561
  State                           58,000     189,706     120,659

                                (387,477)    739,308     253,220
Deferred:
  Federal                          4,328    (144,463)     66,170
  State                            4,077     (29,470)     17,530

                                   8,405    (173,933)     83,700

Total provision (benefit)
  for income taxes             $(379,072)   $565,375    $336,920

     The approximate tax effects of temporary differences that
gave rise to deferred tax assets (liabilities) were as follows:
  <PAGE f22>
                                            December 31,
                                         1998          1997

Deferred income tax assets:
  Reserves not currently deductible    $110,829     $291,657
  Accrued Expenditures not currently
    deductible                          188,044
  Net Operating Loss                     82,005
                                       $380,878     $291,657
Deferred income tax liabilities:
  Deductible Acquisition Costs         $(78,914)    $(75,174)
  Excess of tax depreciation over
    book                                 (5,637)       2,656
  State Taxes                           (71,787)
  Prepaid Liabilities                   (13,806)

Net deferred tax asset                 $210,734     $219,139

The effective income tax rate varied from the U.S. Federal statutory tax rate as follows:

                                               Fiscal
                                       1998     1997    1996
Statutory income tax rate            (34.0%)   34.0%   34.0%
State income taxes, net of Federal
  tax benefit                          1.7      6.9     9.9
Subchapter S corporation income
  not subject to corporate level
  taxation                                             (6.9)
Goodwill                              11.0      8.6
Other                                  4.8       -      2.5
Meals and Entertainment                1.0       -       -
Effective tax rate                   (15.5%)   49.5%   39.5%

     The Company had Federal and State operating losses of approximately $1,081,000 and $699,000, respectively. The Federal losses are scheduled to expire in 2018. The state net operating losses are scheduled to expire on various dates in 2003.

     Prior to the Offering, Advanced Fox was organized as a S Corporation. Also, on January 1, 1995, Tauber converted from an S Corporation to a C Corporation. All subsidiaries are taxable entities and for Federal purposes are included in a consolidated income tax return from the date of their individual acquisition.

12.  COMMITMENTS AND CONTINGENCIES

     Litigation - The Company is, from time to time, party to litigation arising in the normal course of its business.
Management believes that none of this litigation will have a material adverse effect on the financial position or results of operations of the Company.
  <PAGE f23>
13.  RELATED PARTY TRANSACTIONS

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


     Following is a summary of the nature and principal terms of leases with stockholders as of December 31, 1998: <PAGE f24>

                                                                                         Approximate      Base
Lease
Operation         Nature           Lessor                   Location              Area         Rent          Expiration
Advanced Fox      Office Staff    An affiliate of Stephen   Huntingdon Valley    7,000 ft.   $6,333 per    December 31, 1999
                  rental          Rade, CEO, Director and   Pennsylvania                      month
                                  stockholder of the
                                  Company

Battery Network   Office and      Affiliate of sellers of   North Branch, New    11,750 ft.  $6,700 per    December 31, 2001
                  Warehouse space Battery Network           Jersey                            month
                  for branch of   (James Sapp, Susan Grandt
                  Battery Network and William Steven Sapp)
                                  former employees of the
                                  Company and shareholders


     During June, 1998 a lease for office and warehouse space at a branch location in McHenry, Illinois with an affiliate of the sellers of Battery Network (James Sapp, Susan Grandt and William Steven Sapp) former employees of the Company and shareholders was terminated by mutual consent with no further obligation to the Company.

14.  SEGMENT DISCLOSURE

     The Company's operations are presently organized into two business groups: battery assembly and distribution and cellular and wireless accessory distribution as follows:

The Battery Group, is headquartered in Escondido, California.
The Battery Group consists of Tauber Electronics, which engineers, manufactures and distributes battery packs and battery systems to original equipment manufacturers and Battery Network which is a national distributor of specialty batteries to the commercial, industrial and government/institutional markets and Specific Energy, a retail distributor of specialty batteries whose assets were sold in September, 1998.

The Wireless Products Group, is headquartered in Huntingdon Valley, Pennsylvania, consists of Advanced Fox Antenna, Inc. which distributes over 1,600 cellular telephone accessory products, including batteries, chargers, and antennas throughout North and South America and Cliffco of Tampa Bay, Inc., which distributes Cellular Accessories to a variety of customers including the large domestic carriers.

     The business groups were established based primarily on commonality and synergies in product offerings and market focus, and product offerings and management expertise.

     Listed below is a geographic breakdown of each group by
individual company listing the headquarters and branch
operations.
  <PAGE f25>
 The Battery
Group Division           Location       Nature of Operation

Battery Network       Escondido, CA    Headquarters - Battery
                                       Network

Battery Network       North Branch     Branch Sales and
                      NJ               Warehousing

Battery Network       McHenry, IL      Branch Sales Office

Tauber Electronics    Escondido, CA    Headquarters for Tauber
                                       Electronics

 The Wireless
Group Division           Location      Nature of Operation

Advanced Fox Antenna  Huntingdon       Headquarters -
                      Valley, PA       Wireless Group

Advanced Fox Antenna  Miami, FL        Branch Sales and
                                       Warehousing

Cliffco of Tampa      Tampa Bay, FL    Headquarters for
Bay, Inc.                              Cliffco of Tampa
                                       Bay, Inc.

     Summary information by segment as of December 31, 1998 and 1997 and for the years ended December 31, 1988, 1997, and 1996 is as follows:
  <PAGE f26>

                                                                 Battery         Wireless       Corporate and       Total
                                                                 Segment          Segment        Unallocated     Consolidated

Net sales                                            1998     $26,601,820      $24,852,021                -     $51,453,841
                                                     1997      33,802,978       20,171,234                -      53,974,212
                                                     1996      11,971,024       13,679,051                -      25,650,075

Operating income (loss)                              1998      (3,820,862)       3,339,196      $(1,168,699)     (1,650,365)
                                                     1997         714,332        2,156,008       (1,010,689)      1,859,651
                                                     1996          75,820        1,429,564         (664,681)        840,703

Assets                                               1998      15,834,302        9,735,184       (1,084,790)     24,484,696
                                                     1997      19,267,551        6,134,446        3,135,609      28,537,606
                                                     1996       5,031,315        3,927,747        2,772,705      11,731,767

Depreciation and amortization                        1998         319,134          310,268          120,000         749,402
                                                     1997         347,566          201,407           98,217         647,190
                                                     1996          98,934           69,141           20,000         188,075

Interest expense                                     1998               -                -          790,412         790,412
                                                     1997             827            6,632          719,891         727,350
                                                     1996          15,132           66,212                -          81,344

Interest (income)                                    1998               -                -                -               -
                                                     1997               -           (1,077)               -          (1,077)
                                                     1996         (27,098)               -          (66,789)        (93,887)

Income before taxes                                  1998      (3,820,862)       3,339,196       (1,959,111)     (2,440,777)
                                                     1997         713,505        2,150,453       (1,730,580)      1,133,378
                                                     1996          87,786        1,394,352         (628,892)        853,246


Listed below is the composition of corporate and unallocated assets for the years ended December 31, 1996, 1997 and 1998:

                          1998            1997         1996

Cash (overdraft)      $  (41,818)    $   27,615     $2,194,568

Due from (to)
subsidiaries          (1,437,583)     2,625,527        355,095

Deferred organization
expense                   60,000         90,000        120,000

Deferred income taxes    186,453        186,473              0

Deferred finance cost     90,000        184,143         60,000

Other                     58,158         21,851         43,042

TOTAL                $(1,084,790)    $3,135,609     $2,772,705
                     ===========     ==========     ==========

     Additional information regarding revenue by products and service groups for the years ended December 31, 1998, 1997, and 1996 is as follows:
  <PAGE f27>

                                                  1998           1997            1996
OEM Value Added Sales                        $ 7,265,964    $ 7,149,632     $ 4,658,274
Cellular Products and Accessories             25,212,732     20,767,934      13,844,907
Other Battery Products                        18,975,145     26,056,646       7,146,833

Total Sales                                  $51,453,841    $53,974,212     $25,650,014


     All revenue and essentially all long-lived assets were related to operators in the United States as of and for the years ended December 31, 1998, 1997 and 1996. In 1998 and 1997 no one customer accounted for more than 10% of net sales.

     Export sales for the years ended December 31, 1998, 1997 and 1996 as follows:


                                                  1998           1997            1996
Europe, Middle East & Africa                  $  351,448     $  608,765        $ 93,761
Asia & Pacific                                     8,479          9,539          22,756
Americas Excluding U.S.A.                      1,151,274      1,380,927         755,901

Total                                         $1,511,201     $1,999,231        $872,418


     Receivables from export sales at December 31, 1998 and 1997 were approximately $139,048 and $249,740 respectively for the Battery Group and $224,311 and $121,937 respectively, for the Wireless Group.
  <PAGE f28>

                           Schedule 1

                    Batteries Batteries, Inc.
                Valuation and Qualifying Accounts
             Years ending December 31, 1998 and 1997

Description                   Beginning Balance        Additions   Deductions          Ending Balance
Inventory Reserves       January 1, 1997   $851,192   $  311,000   $  323,485   $838,707   December 31, 1997
                         January 1, 1998    838,707    1,171,596    1,313,112    697,191   December 31, 1998

Allowance for doubtful
  accounts               January 1, 1997    432,239      326,915      169,272    589,882   December 31, 1997
                         January 1, 1998    589,882      400,275      427,040    563,117   December 31, 1998

  <PAGE s1>
                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Batteries Batteries, Inc.


                              /s/ Stephen Rade
                              Stephen Rade
                              Chief Executive Officer



                              /s/ Ronald E. Badke
                              Ronald E. Badke,
                              Principal Financial Officer

Dated:  August 10, 1999