Form 10-Q/A
period 1999-06-30
BATTERIES BATTERIES INC
filed 1999-10-18
CIK 1005504

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-Q/A

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

                 Building IEB, Chimney Rock Road
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

As of March 31, 1999, there were 4,743,000 shares of common stock outstanding.
  <PAGE 1>
                    BATTERIES BATTERIES, INC.

         FORM 10-Q/A FOR THE PERIOD ENDED March 31, 1999

                              INDEX

                                                         Page No.

PART I - FINANCIAL INFORMATION

  Consolidated Financial Statements

    Consolidated Balance sheets March 31, 1999
      (unaudited) and December 31, 1998...............        3

    Consolidated Statements of Operations For the
      three months ended March 31, 1999 (unaudited)
      and 1998 (unaudited)............................        4

    Consolidated Statements of Cash Flows For the
      three months ended March 31, 1999 (unaudited)
      and 1998 (unaudited)............................        5

    Notes to the Consolidated Financial Statements....        6

    Management's Discussion and Analysis of Financial
      Condition and Results of Operations.............       13

PART II - OTHER INFORMATION...........................       19
  <PAGE 2>
                    BATTERIES BATTERIES, INC.

                   CONSOLIDATED BALANCE SHEET
         (In Thousands, Except Share and Per Share Data)

                                         December 31,   March 31,
                                             1998          1999
                                                      (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents                $   330       $   406
  Accounts receivable
    (net of allowances of $563
    and $625, respectively)                  7,151         6,641
  Inventories
    (net of reserves of $697
    and $482, respectively)                  9,452         9,736
  Prepaid expenses and other current
    assets                                     340           434
  Current deferred income taxes                211           211
    Total current assets                    17,484        17,428

PROPERTY AND EQUIPMENT - Net                 1,336         1,344
EXCESS OF COST OVER NET ASSETS ACQUIRED      5,110         5,055
OTHER ASSETS                                   555           500
TOTAL                                      $24,485       $24,327

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt          $   600       $   600
Accounts payable                             3,887         4,023
Accrued expenses                             1,464         1,639
    Total current liabilities              $ 5,951       $ 6,262

LONG-TERM DEBT - NET                       $ 8,865       $ 8,246

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.001,
  1,000,000 shares authorized
  no shares issued or outstanding               --            --
Common Stock, par value $.001,
  10,000,000 shares authorized,
  $4,743,000 shares, issued and
  outstanding, respectively                      5             5
Additional paid-in capital                  10,716        10,716
Retained (Deficit)                          (1,052)         (902)
    Total stockholders' equity               9,669         9,819
TOTAL                                      $24,485       $24,327

See notes to consolidated financial statements.
  <PAGE 3>
                    BATTERIES BATTERIES, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)
         (in thousands, except share and per share data)

                                         THREE MONTHS ENDED
                                  March 31, 1998   March 31, 1999

NET SALES                              $13,114         $11,039

COST OF SALES                            9,532           6,943

  Gross profit                           3,582           4,096

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                               3,649           3,624
INCOME (LOSS) FROM OPERATIONS              (67)            472

INTEREST EXPENSE, NET                      202             176
INCOME (LOSS) BEFORE PROVISION
  (BENEFIT) FOR INCOME TAXES              (269)            296

PROVISION (BENEFIT) FOR INCOME
  TAXES                                   (125)            146

NET INCOME (LOSS)                         (144)            150


BASIC EARNINGS (LOSS) PER SHARE        $ (0.03)         $ 0.03

DILUTED EARNINGS (LOSS) PER SHARE      $ (0.03)         $ 0.03

BASIC WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING            4,743,000       4,743,000

DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING            4,743,000       4,753,677

See notes to consolidated financial statements
  <PAGE 4>

                    BATTERIES BATTERIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                           (In 000's)
                                        THREE MONTHS ENDED
                                  March 31, 1998   March 31, 1999

OPERATING ACTIVITIES:
Net income (loss)                    $  (144)          $ 150
Adjustments to reconcile net
  income (loss) to net cash
  provided by operating activities:
  Depreciation & amortization
     expense                             193             199

CHANGES IN ASSETS AND LIABILITIES:
  Accounts receivable                    334             510
  Inventories                          1,027            (284)
Prepaid expenses and other
    assets                               (76)            (69)
  Accounts payable and accrued
    expenses                             275             311
Net cash provided by
  operating activities                 1,609             817

INVESTING ACTIVITIES:
Purchase of property and equipment,
  net                                   (110)           (122)
  Net cash used in investing
    activities                          (110)           (122)

FINANCING ACTIVITIES:
Net payments on borrowings            (1,561)           (619)
Net cash used by
  financing activities                (1,561)           (619)

  NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS                 (62)             76

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                    540             330

CASH AND CASH EQUIVALENTS, END
  OF PERIOD                          $   478           $ 406

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during period for:
    Interest                         $   228           $ 167
    Income taxes                     $   238           $  62

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

     The Wireless Products Group is headquartered in Huntingdon
     Valley, Pennsylvania and is comprised of:

     - Advanced Fox Antenna, based in Huntingdon Valley, Pennsylvania with sales offices and warehouse facilities in Miami, Florida, and Escondido, California. Advanced Fox distributes over 1,600 cellular accessory products, including batteries, chargers, and antennas to customers throughout North and South America.

     - Cliffco of Tampa Bay, Florida is a distributor of cellular products to a variety of customers including the large communication carriers. <PAGE 6>

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

2.   ACQUISITIONS AND LOAN FACILITY

     On January 7, 1997, effective January , 1997 the Company acquired the business and related assets of Battery Network (the "BN/Acquisition") which operates principally in California, New Jersey and Illinois. The purchase price of approximately $11.2 million consisted of (i) approximately $8.3 million in cash, subject to adjustment to the extent that the net worth, as defined of Battery Network, exceeded or was less than $7.3 million; (ii) 550,000 shares of Common Stock valued at a price of $4.125 per share and five year options to purchase an additional 225,000 shares at an exercise price of $4.50 per share, and (iii) approximately $590,000 in transaction costs.

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

     The cash portion of the purchase price of each transaction, as well as the repayment of CTB debt of $560,000 to its collateralized lender was funded with a portion of the proceeds of a borrowing pursuant to a Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997, as amended May 13, 1997, (the "Loan Facility"), between IBJ Schroder Bank & Trust Company, as Agent ("IBJ") and the Company and all its subsidiaries. The Loan Facility consists
     <PAGE 7> of a $3,000,000 Term Loan (the "Term Loan") payable in 35 monthly installments of $50,000 each with the balance to be paid at maturity and a Revolving Credit Facility (the "Revolver Loan") of up to $10,000,000 to be advanced at the rate of 80% of eligible accounts receivable and 50% of inventories. The Revolver Loan bears interest at the rate of 1/4 of 1% plus the higher of (i) the base commercial lending rate of IBJ or (ii) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 1/4 of 1%, or, at the option of the Company at the Eurodollar rate plus 2%. The Eurodollar rate is defined as Libor for a designated period divided by one less the aggregate reserve requirements. The interest on the Term Loan is 1/2% higher than the interest rate on the Revolver Loan. The Loan Facility is secured by a pledge of the assets of the borrowers and a pledge of the outstanding capital stock of the subsidiaries of the Company. As of March 31, 1999, the principal amounts outstanding of the Term Loan was $1.3 million and the Revolver Loan was $7.5 million.

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

4.   RESTRUCTURING CHARGES

     During the second quarter of 1998, the company made the decision to exit the retail battery business and explore the possibility of a sale of Specific Energy Corporation in
     <PAGE 8> Phoenix, Arizona.  On August 6, 1998, the Company
     executed an Asset Purchase Agreement with a closing date set for on or about August 31, 1998. In accordance with FASB Statement 121 -- "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of," the Company reduced the carrying amount of the retail assets of Specific Energy to its net realizable value in the second quarter of 1998 by $575,000 which principally represented the remaining goodwill resulting from the Specific Energy acquisition in 1995.

5.   SEGMENT DISCLOSURE

Summary information by segment as of March 31, 1999 and 1998 and the quarters ended March 31, 1999 and 1998 is as follows:

     The Company's operations are presently organized into two business groups: battery assembly and distribution and cellular and wireless accessory distribution as follows:

The Battery Group is headquartered in Escondido, California. The Battery Group consists of Tauber Electronics, which engineers, manufactures and distributes battery packs and battery systems to original equipment manufacturers and Battery Network which is a national distributor of specialty batteries to the commercial, industrial and government/institutional markets and Specific Energy Inc., a retail distributor of specialty batteries whose assets were sold in September, 1998.

The Wireless Products Group, headquartered in Huntingdon Valley, Pennsylvania, consists of Advanced Fox Antenna, Inc. which distributes over 1,600 cellular telephone accessory products, including batteries, chargers, and antennas throughout North and South America and Cliffco of Tampa Bay, Inc., which distributes cellular accessories to a variety of customers including the large communication carriers.

     The business groups were established based primarily on commonality and synergies in product offerings and market focus, and management expertise.

     Listed below is a geographic breakdown of each group by
individual company listing the headquarters and branch
operations.
  <PAGE 9>
The Battery
   Group               Location              Nature of Operation

Battery Network         Escondido, CA        Headquarters -
                                             Battery Network

Battery Network         North Branch NJ      Branch Sales and
                                             Warehousing

Battery Network         McHenry, IL          Branch Sales Office

Tauber Electronics      Escondido, CA        Headquarters -
                                             Tauber Electronics


The Wireless
   Group                 Location            Nature of Operation

Advanced Fox Antenna     Huntingdon          Headquarters -
                         Valley, PA          Wireless Group

Advanced Fox Antenna     Miami, FL           Branch Sales and
                                             Warehousing

Cliffco of Tampa         Tampa Bay, FL       Headquarters for
Bay, Inc.                                    Cliffco of Tampa
                                             Bay, Inc.


                                                      Corporate
                                  Battery  Wireless      and          Total
                                  Segment   Segment  Unallocated  Consolidated
Net Sales                   1999   $ 4,893  $ 6,146   ----------      $11,039
                            1998   $ 7,788  $ 5,326   ----------      $13,114

Operating Income(Loss)      1999   $  (392) $ 1,136   $     (272)         472
                            1998   $   (64) $   284   $     (287)         (67)

Assets                      1999   $15,016  $11,392   $   (2,081)   $  24,327
                            1998   $19,533  $ 7,048   $      534    $  27,115

Depreciation and
  Amortization              1999   $    77  $    93   $       29    $     199
                            1998   $    88  $    67   $       38    $     193

Interest Expense            1999   $______  $______   $      176    $     176
                            1998   $______  $______   $      202    $     202

Income (loss) before taxes  1999   $  (392) $ 1,136   $     (448)   $     296
                            1998   $   (64) $   284   $     (489)   $    (269)


     Listed below is the composition of corporate and unallocated assets as of March 31, 1998 and March 31, 1999. <PAGE 10>

                                           1998            1999

Cash (overdraft)                        $ 11,188     $    (7,222)

Due from (to) subsidiaries                78,774      (2,405,002)

Deferred organization expense              82,500          52,500


Deferred income taxes                    186,453         186,453

Deferred finance cost                    154,143          72,500

Other                                     20,831          19,895

         Total                          $533,889     $(2,080,906)


Additional information regarding revenue by products and service groups for the quarter ended March 31, 1998 and 1999 is as follows:

                                               1998     1999

OEM Value Added Sales                        $ 1,897   $ 1,133
Wireless Products and Accessories            $ 5,501   $ 6,200
Other Battery Products                       $ 5,716   $ 3,706
Total Sales                                  $13,114   $11,039


All revenue and essentially all long-lived assets were related to operators in the United States as of March 31, 1999 and for the quarters ended March 31, 1999 and 1998.

Export of sales for the quarters ended March 31, 1998 and 1999 as follows:

                                               1998     1999

Europe, Middle East & Africa                   $ 120   $ 106
Asia and Pacific                               $   1   $   1
Americas Excluding U.S.A                       $ 463   $ 184

  Total                                        $ 584   $ 291

Receivables from export sales for Advanced Fox and Battery
Network at March 31, 1998 and 1999 were approximately $400,000 and $371,000 respectively.
  <PAGE 11>
Item 2.   MANAGEMENTS DISCUSSION & ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

     The following table represents the Company's statement of operations data expressed as a percentage of net sales for the respective periods:

                                            Three Months Ended
                                                 June 30,
                                            1998          1999

Net Sales                                   100.0%       100.0%
Cost of Sales                                72.7         62.9

Gross Profit                                 27.3         37.1

Selling, General and
  Administrative Expenses                    27.8         32.8

Income (loss) from operations                 (.5)         4.3

Interest Expense, net                         1.5          1.6

Income (loss) before provision
  (benefit) for income taxes:                (2.0)         2.7

Provision (benefit) for income taxes           (9)         1.3

Net Income                                   (1.1)         1.4

     Three Months ended March 31, 1999 ("1999") Compared to Three
Months ended March 31, 1998 ("1998").

     Consolidated net sales decreased 15.8% or $2.1 million, from $13.1 million in 1998 to $11.0 million in 1999. The decrease in sales was due primarily to a decrease in sales of Battery Network and Tauber which decreased approximately 42% or $2.0 million and 13% or $.3 million respectively. Additionally, the sale of the Specific Energy retail division on September 14, 1998, and the resulting loss of its sales volume contributed to the overall decrease in total sales (Specific Energy had sales of.6 million in the three months ended March 31, 1998). The sales decrease was partially offset by the continued growth of the Wireless Products Group which had a sales increase of approximately 15.4% or $.8 million. The Wireless Products Group's two operating entities, Advanced Fox and Cliffco had sales increases of 15% or $.6 million and 18% or $.2 million, respectively.

     Gross profit increased by $.5 million from $3.6 million in 1998 to $4.1 million in 1999, and gross profit as a percentage of sales increased from 27.3% to 37.1%. Specifically, the Wireless
<PAGE 12> Products Group's increase in gross profit of
$1.1 million was the major factor for the overall gross profit improvement; however, this was partially offset by the decreases in gross profit of $.2 million and $.1 million attributed to Battery Network and Tauber respectively. Additionally, the sale of the Specific Energy retail division on September 14, 1998, and the resulting loss of that entity's contribution to gross profit affected our overall gross profit increase (Specific Energy had gross profit of $.3 million in 1998). The substantial increase in gross profit percentage was a result of the following:

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

     Selling, general and administrative (SG&A) expenses decreased from $3,649,000 in 1998 to $3,624,000 in 1999; however, as a percentage of sales, SG&A expenses increased from 27.8% in 1998 to 32.8% in 1999. The decrease in SG&A was attributable to:

     - an approximate increase of $.3 million in the Wireless Product Group principally in marketing, selling, and distribution costs to support the current and anticipated sales growth. This including the continued expansion of the Advanced Fox main distribution facility and its Miami distribution facility. The Company also experienced increased sales and telemarketing costs and increased costs in providing services to other divisions;

     - the sale of Specific Energy retail division on September 14, 1998 (Specific Energy incurred approximately $.3 million of SG&A during the first quarter of 1998.

     The increase as a percentage of sales was primarily attributable to the large sales decline at Battery Network without a corresponding reduction in SG&A expenses.
  <PAGE 13>
     During the second quarter of 1998, the company made the decision to exit the retail battery business and explore the possibility of a sale of Specific Energy Inc., located in Phoenix, Arizona. On August 6, 1998, the Company executed an Asset Purchase Agreement with a closing date set for on or about August 31, 1998. In accordance with FASB Statement 121 -- "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of", the Company reduced the carrying amount of the retail assets of Specific Energy to their net realizable value in the second quarter of 1998 by $575,000 which principally represented the remaining goodwill resulting from the Specific Energy acquisition in 1995.

     Interest expenses decreased from $202,000 in 1998 to $176,000 in 1999 due primarily to decreased borrowings under the Company's Loan Facility due to the sale of Specific Energy on September 15, 1998 and the resulting decrease in need for additional funds. Additionally, the company was affected by the availability of lower effective borrowing rates.

     The Company's effective income tax rate in 1999 is approximately 49% as compared to approximately 47% in 1998. The income tax provision for the three months ended March 31, 1999 reflects income taxes at an estimated annual rate.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's requirement for capital is to provide for:
(i) support of an increase in sales; (ii) capital equipment expenditures related to: (a) Year 2000 system compliance; (b) business system upgrade's; (c) warehouse and office upgrades and expansion; and (d) purchase of machinery and equipment used to streamline receiving, shipping, packaging and battery pack assembly operations, and (iii) financing for future acquisitions. The Company's primary sources of financing during 1999 were bank borrowings and cash flow operations.

     The Company's working capital as of March 31, 1999 was $11.2 million. For the three months ended March 31, 1999, net cash provided by operating activities was $817,000.00. Net cash provided by operating activities during 1998 was $1,609,000.00. The increase in cash provided by operating activities during 1999 was attributable to net income of $150,000 plus depreciation and amortization of $199,000, and a net decrease in accounts receivable of $510,000 and an increase in accounts payable and accrued expenses of $311,000 less increases in Inventory of $284,000 and prepaid expenses of $69,000. The increase in cash provided by operating activities during 1998 was attributable to net decreases in accounts receivable and inventory of $334,000 and $1,027,000 respectively, and an increase in accounts payable and accrued expenses of $275,000, less a net loss of $144,000 (offset by depreciation and amortization of $193,000) and an increase in prepaid expenses and the other assets of $76,000.
  <PAGE 14>
     Net cash used in investing activities for the three months ended March 31, 1999 and 1998 was for the purchase of property and equipment in the amounts of $122,000 and $110,000 respectively.

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

     Based upon its present plans, management believes that operating cash flow, available cash and available credit resources will be adequate to make the repayments of indebtedness described herein, meet the working capital cash needs of the Company and anticipated capital expenditure needs during the 12 months ending March 31, 2000.

YEAR 2000 ISSUES

     The ability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit year is commonly referred to as the Year 2000 (Y2K)issue. As the year 2000 approaches, non-Y2K compatible systems will be unable to accurately process certain data-based information.

     State of Readiness. The Company has identified the following applications and hardware that have already been
<PAGE 15> rendered Y2K compliant, or require, modification or replacement to be Y2K compliant and has implemented plans to modify or repair the applications and hardware in accordance with the following schedule.

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

     The Company does not separately track the internal costs for its Y2K compliance efforts; however, the primary cost to the Company's Y2K compliance plan is principally payroll costs for its internal information systems department employees. The Company believes it has adequate financial resources to pay for the balance of the Y2K compliance costs.
  <PAGE 16>
     The most significant remaining risk to the Company regarding Y2K would be the interruption of business due to vendors and customers non-compliance with Y2K issues.

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

Item 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

     The Company's only financial instruments with market risk exposure are revolving credit borrowings and variable rate term loans, which total $8,846,000 at March 31, 1999. Based on this balance, a change of one percent in the interest rate would cause a change in interest expense of approximately $22,115, or $0.005 per share (or $0.0025 per share net of an income tax benefit calculated using the Company's historical statutory rates), on an annual basis.

     These instruments are non-trading in nature (not entered into for trading purposes) and carry interest at a pre-agreed upon percentage point spread from either the prime interest rate of the 90-day Eurodollar Rate (LIBOR). The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings. <PAGE 17>
                             PART II

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

               None
                 <PAGE 18>
SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            By:/s/ Stephen Rade

Date  August 10, 1999               Stephen Rade
                                 Chief Executive Officer

                              By:/s/ Ronald E. Badke


Date  August 10, 1999               Ronald E. Badke
                                 Chief Operating Officer and
                                 Chief Financial Officer
<PAGE 19>