Form 10-Q
period 1999-09-30
BATTERIES BATTERIES INC
filed 1999-11-15
CIK 1005504

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                         Commission File Number 0-27996

                            BATTERIES BATTERIES, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                           13-3835420
        (State or other jurisdiction               (IRS Employer
        incorporation or organization)           Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 1999, there were 5,132,231 shares of common stock outstanding.


                                      (1)

                            BATTERIES BATTERIES, INC.

                FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30,1999

                                      INDEX
                                      -----
                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

    Consolidated Financial Statements

    Consolidated Balance sheets as of September 30, 1999
        (unaudited) and December 31, 1998...................................3

    Consolidated Statements of Operations for the
    nine months ended September 30, 1999(unaudited)
        and 1998 (unaudited)................................................4

    Consolidated Statements of Cash Flows for the
        nine months ended September 30, 1999 (unaudited)
        and 1998 (unaudited)................................................5

    Notes to Consolidated Financial Statements..............................6

    Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................................12

PART II - OTHER INFORMATION.................................................19

                                      (2)

                            BATTERIES BATTERIES, Inc

                           CONSOLIDATED BALANCE SHEET
                  (in thousands, except share and per and data)

                                                  December 31, 1998   September 30, 1999
                                                  -----------------   ------------------
ASSETS                                                                    (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                              $    330            $    408
Accounts receivable (net of allowances of $563            7,151               6,750
   and $884, respectively)
Inventories (net of reserves of $697 and                  9,452               8,728
   $968, respectively)
Prepaid expenses and other current assets                   340                 386
Current deferred income taxes                               211                 211
                                                       --------            --------
TOTAL CURRENT ASSETS                                     17,484              16,483

PROPERTY AND EQUIPMENT - Net                              1,336               1,529

EXCESS OF COST OVER NET ASSETS ACQUIRED                   5,110               4,949

OTHER ASSETS                                                555                 463
                                                       --------            --------
TOTAL ASSETS                                           $ 24,485            $ 23,424
                                                       --------            --------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt                      $    600            $    600
Accounts payable                                          3,887               3,721
Accrued expenses                                          1,464               1,822
                                                       --------            --------
   TOTAL CURRENT LIABILITIES                              5,951               6,143
                                                       --------            --------
LONG-TERM DEBT - NET                                      8,865               6,577

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.001, 1,000,000
   shares authorized no shares issued or
   outstanding
Common Stock, par value $.001, 10,000,000 shares              5                   5
   authorized, 4,743,000 and 5,132,231 shares,                -                   -
   issued and outstanding, respectively
Additional paid-in capital                               10,716              11,203
Accumulated Deficit                                      (1,052)               (504)
                                                       --------            --------
   Total stockholders' equity                             9,669              10,704
                                                       --------            --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 24,485            $ 23,424
                                                       ========            ========

See notes to consolidated financial statements.

                                      (3)

                            BATTERIES BATTERIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (in thousands, except share and per share data)

                                                       Three Months Ended                        Nine Months Ended
                                             September 30, 1998   September 30, 1999   September 30, 1998   September 30, 1999
                                             ------------------   ------------------   ------------------   ------------------
NET SALES                                        $    13,126          $    11,899          $    38,839          $    34,478
COST OF SALES                                          8,869                7,273               27,343               21,458
                                                 -----------          -----------          -----------          -----------
    GROSS PROFIT                                       4,257                4,626               11,496               13,020

SELLING, GENERAL AND ADMINISRATIVE EXPENSES            3,902                4,002               12,305               11,484

IMPAIRMENT OF EXCESS COST OVER NET ASSETS
ACQUIRED                                                  --                   --                  575                   --
                                                 -----------          -----------          -----------          -----------
    INCOME (LOSS) FROM OPERATIONS                        355                  624               (1,384)               1,536
INTEREST EXPENSE , NET                                   213                  152                  608                  481
                                                 -----------          -----------          -----------          -----------
INCOME (LOSS) BEFORE INCOME TAXES                        142                  472               (1,992)               1,055

PROVISION (BENEFIT) FOR INCOME TAXES
                                                         102                  227                 (548)                 507
                                                 -----------          -----------          -----------          -----------
 NET INCOME (LOSS)                               $        40          $       245          $    (1,444)         $       548
                                                 ===========          ===========          ===========          ===========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE      $      0.01          $      0.05          $     (0.30)         $      0.11
                                                 -----------          -----------          -----------          -----------
BASIC WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                        4,743,000            5,132,231            4,743,000            4,973,390
                                                 ===========          ===========          ===========          ===========
DILUTED WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                        4,743,000            5,145,834            4,743,000            4,984,181
                                                 ===========          ===========          ===========          ===========

See notes to consolidated financial statements.

                                      (4)

                            BATTERIES BATTERIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (In 000's)

                                                                NINE MONTHS ENDED
                                                     September 30, 1998   September 30, 1999
                                                     ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                         $(1,444)             $   548
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
Depreciation & amortization expense                           594                  604
Impairment of excess cost over net assets acquired            575                   --
Changes in assets and liabilities net of effects
   from dispositions:
Accounts receivable                                           863                  401
Inventories                                                 2,221                  724
Prepaid expenses and other assets                            (542)                 (46)
Accounts payable and accrued expenses                        (549)                 192
                                                          -------              -------
Net cash provided by operating activities                   1,718                2,423
                                                          -------              -------
CASH FLOW INVESTING ACTIVITIES:
Proceeds from sale of Specific Energy assets                  715
Purchase of property and equipment, net                      (464)                (544)
                                                          -------              -------
Net cash provided by ( used) in investing
   activities                                                 251                 (544)
                                                          -------              -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                         --                  487
Net payments on borrowings                                 (1,642)              (2,288)
                                                          -------              -------
Net cash proceeds used in financing activities             (1,642)              (1,801)
                                                          -------              -------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                                327                   78

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                540                  330
                                                          -------              -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $   867              $   408
                                                          =======              =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest                                                  $   662              $   447
                                                          =======              =======
Income taxes                                              $   420              $   153
                                                          =======              =======

See notes to consolidated financial statements.

                                      (5)

                            BATTERIES BATTERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

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

    On August 26, 1999, the Company incorporated Accessory Solutions.Com, Inc., "Accessory Solutions" a new operating subsidiary based at the Advanced Fox facility in Huntingdon Valley, Pennsylvania.

    The Company's operations are presently organized into two business segments: battery assembly and distribution (the "Battery Group") and cellular and wireless accessory distribution (the "Wireless Products Group").

    The Battery Group is headquartered in Escondido, California and is comprised of:

    - Tauber Electronics, which engineers, manufactures, and distributes battery packs and battery systems to original equipment manufacturers throughout the United States.

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

    - Accessory Solutions designs, develops and hosts websites for client companies which desire to sell wireless accessories on-line and provides ordering, warehouse and distribution services to client companies.

    The accompanying consolidated financial statements for the nine month period ended September 30, 1999 and September 30,1998, are unaudited; but in the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results which may be expected for the year as a whole. These consolidated financial statements

                                      (6)
should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.  ACQUISITIONS AND LOAN FACILITY

    On January 7, 1997, effective January 1997 the Company acquired the business and related assets of Battery Network (the "BN Acquisition") which operates principally in California, New Jersey and Illinois. The purchase price of approximately $11.2 million consisted of (i) approximately $8.3 million in cash, subject to adjustment to the extent that the net worth, as defined of Battery Network, exceeded or was less than $7.3 million; (ii) 550,000 shares of Common Stock valued at a price of $4.125 per share and five year options to purchase an additional 225,000 shares at an exercise price of $4.50 per share, and (iii) approximately $590,000 in transaction costs.

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

    The cash portion of the purchase price of each transaction, as well as the repayment of Cliffco debt of $560,000 to its collateralized lender was funded with a portion of the proceeds of a borrowing pursuant to a Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997, as amended May 13, 1997, (the "Loan Facility"), between IBJ Schroder Bank & Trust Company, as Agent ("IBJ") and the Company and all its subsidiaries. The Loan Facility consists of a $3,000,000 Term Loan (the "Term Loan") payable in 35 monthly installments of $50,000 each with the balance to be paid at maturity and a Revolving Credit Facility (the "Revolver Loan") of up to $10,000,000 to be advanced at the rate of 80% of eligible accounts receivable and 50% of inventories. The Revolver Loan bears interest at the rate of 1/4 of 1% plus the higher of (i) the base commercial lending rate of IBJ or (ii) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 1/4 of 1%, or, at the option of the Company at the Eurodollar rate plus 2%. The Eurodollar rate is defined as LIBOR for a designated period divided by one less the aggregate reserve requirements. The interest rate on the Term Loan is 1/2% higher than the interest rate on the Revolver Loan. The Loan Facility is secured by a pledge of the assets of the borrower and a pledge of the outstanding capital stock of the subsidiaries of the Company. As of September 30, 1999, the principal amounts outstanding on the Term Loan was $1.0 million and the Revolver Loan was $6.2 million. The Loan Facility contains certain covenants that include maintenance of certain financial ratios, maintenance of certain amounts of working capital and net worth as well as other affirmative and negative covenants. At December 31, 1998, the Company was not in compliance with certain of these covenants. On March 31, 1999, the Company entered into an amended credit agreement whereby the non-compliance at December 31, 1998 was waived, and the loan facility was extended for an additional one year period to January 7, 2001 and new financial covenants were negotiated

                                      (7)
through December 31, 2000 which reflect the Company's current projections. As of March 31, 1999 and June 30, 1999, the Company was in compliance with these covenants. As of September 30, 1999 the Company was in violation of one of these covenants. On November 10, 1999, the Bank waived compliance with the violated covenant.

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

4.  RESTRUCTURING CHARGES

    In September 1998, the Company exited the retail battery business by selling the assets of Specific Energy Corp. in Phoenix, Arizona for a total of $715,000. In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of," the Company reduced the carrying amount of the retail assets of Specific Energy to their net realizable value in the second quarter of 1998 by $575,000 which principally represented the remaining goodwill resulting from the Specific Energy acquisition in 1995.

5.  PRIVATE PLACEMENT

    On April 23, 1999 the Company raised $498,800 through a private placement of 389,231 shares of its common stock to two of its Board Members (Christopher F. McConnell, Board Chairman and Barbara M. Henagan) and to one other related party as part of up to a 500,000 share private offering exclusively to directors, officers and related parties.

6.  SEGMENT DISCLOSURE

    Summary information by segment as of September 30, 1999 and 1998 and quarters ended September 30, 1998 and 1999 is as follows:

    The Company's operations are presently organized into two business groups:
The Battery Group and the Wireless Products Group (See Note 1 to Consolidated Financial Statements). The business groups were established based primarily on commonality and synergies in product offering and market focus, and management expertise.

    Listed below is a geographic breakdown of each group by individual company listing the headquarters and branch operations.

                                      (8)

The Battery Group              Location                   Nature of Operation
-----------------              --------                   -------------------
Battery Network                Escondido, CA              Headquarters-Battery Network
Battery Network                Bound Brook, NJ            Branch Sales and Warehousing
Tauber Electronics             Escondido, CA              Headquarters-Tauber Electronics

The Wireless Group             Location                   Nature of Operation
------------------             --------                   -------------------

Advanced Fox Antenna           Huntingdon Valley, PA      Headquarters - Advanced Fax Cellular
Advanced Fox Antenna           Miami, FL                  Branch Sales and Warehousing
Cliffco of Tampa Bay, Inc.     Tampa Bay, FL              Headquarters-Cliffco of Tampa Bay, Inc.

Listed below is certain summary operating data as of and for the nine months ended September 30, 1999 and 1998, and as of December 31, 1998 and
September 30, 1999.

                                                           (In Thousands)
                                                             Corporate
                                     Battery     Wireless       And           Total
                                     Segment      Segment   Unallocated   Consolidated
                                    --------------------------------------------------
Net Sales                    1999     $12,767     $21,711          --        $34,478
                             1998      21,523      17,316          --         38,839

Operating income (loss)      1999     (1,680)       4,032        (816)         1,536
                             1998     (1,989)       1,504        (899)        (1,384)

Total Assets                 1999      13,247      14,434      (4,257)        23,424
                             1998      15,835       9,735      (1,085)        24,485

Depreciation and             1999         234         280          90            604
Amortization                 1998         282         214          98            594

Interest expense, net        1999          --          --         481            481
                             1998          --          --         608            608

Income (loss) before taxes   1999     (1,680)       4,032      (1,297)         1,055
                             1998     (1,989)       1,504      (1,507)        (1,992)
--------------------------------------------------------------------------------------

Following is the composition of corporate and unallocated assets as of December 31, 1998 and September 30, 1999.

                                                       (In Thousands)
                                                1998                    1999
                                                ----                    ----
Cash                                              $(42)                    $8
Due to subsidiaries                             (1,438)                (4,534)
Deferred organization cost                          60                     38
Deferred income taxes                              187                    186
Deferred Finance Cost                               90                     26
Other                                               58                     19
                                                    --                     --
Total                                          $(1,085)             $(4,257)
                                                ======               ========

                                       (9)

Listed below is certain summary operating data for the three months ended September 30, 1999 and 1998.

                                                           (In Thousands)
                                                             Corporate
                                     Battery     Wireless       And           Total
                                     Segment      Segment   Unallocated   Consolidated
                                    --------------------------------------------------
Net Sales                    1999      $3,493      $8,406          --        $11,899
                             1998       6,990       6,136          --         13,126

Operating income (loss)      1999       (797)       1,749        (328)           624
                             1998       (299)         950        (296)           355

Depreciation and             1999          81          96          30            207
Amortization                 1998          99          79          30            208

Interest expense, net        1999          --          --         152            152
                             1998          --          --         213            213

Income (loss) before taxes   1999       (797)       1,749        (480)           472
                             1998       (299)         951        (510)           142
--------------------------------------------------------------------------------------

                                   (10)

    Additional information regarding revenue by products and service groups for the nine months ended September 30, 1998 and 1999 is as follows:

                                                         (In thousands)
                                                     1998              1999
                                                     ----              ----
OEM Value Added Sales                              $ 4,032           $ 5,304
Wireless Products and Accessories                   21,820            17,721
Other Battery Products                               8,626            15,814
                                                   -------           -------
Total Sales                                        $34,478           $38,839
                                                   =======           =======

    All revenue and essentially all long-lived assets were related to operations in the United States as of September 30, 1999 and for the nine months ended September 30, 1998 and 1999.

    Export sales for the nine months ended September 30, 1998 and 1999 are as follows:

                                                         (In Thousands)
                                                     1998              1999
                                                     ----              ----
Europe, Middle East & Afrida                       $   282           $   288
Asia and Pacific                                         7                 9
Americas Excluding USA                               1,487               782
                                                   -------           -------
Total Export Sales                                 $ 1,776           $ 1,079
                                                   -------           -------

    Receivables from export sales for the Wireless Products Group and the Battery Group at September 30, 1999 and 1998 were approximately $403,000 and $396,000 respectively.

                                      (11)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

    The following table represents the Company's statement for operations data expressed as a percentage of net sales for the respective periods:

                                   Three Months Ended      Nine Months Ended
                                    1998        1999        1998        1999
                                    ----        ----        ----        ----
Net of Sales                       100.0%      100.0%      100.0%      100.0%
Cost of Sales                       67.6        61.1        70.4        62.2
                                   -----       -----       -----       -----
Gross profit                        32.4        38.9        29.6        37.8
                                   -----       -----       -----       -----
Selling, general &                  29.7        33.6        31.7        33.3
administrative Expenses

Impairment of excess cost over        --          --         1.5          --
net assets acquired                -----       -----       -----       -----

Operating income (loss)              2.7         5.3        (3.6)        4.5

Interest expense, net                1.6         1.3         1.6         1.4
                                   -----       -----       -----       -----
Income (Loss) before provision       1.1         4.0        (5.1)        3.1
(benefit) for income taxes

Income tax provision                 0.8         1.9        (1.4)        1.5
(benefit)                          -----       -----       -----       -----

Net Income (Loss)                    0.3%        2.1%       (3.7)%       1.6%
                                   -----       -----       -----       -----

    Three Months Ended September 30, 1999 ("1999") Compared to Three Months ended September 30, 1998 ("1998").

     Consolidated net sales for the quarter decreased 9.3% or $1.2 million, from $13.1 million in 1998 to $11.9 million in 1999. The decrease in sales was due primarily to a substantial decrease in sales of Battery Network and Tauber Electronics, which decreased approximately 64% or $2.3 million and 25.0% or $.7 million, respectively.

     The sales decrease was partially offset by the continued growth of the Wireless Products Group, which had a sales increase for 1999 of approximately 37% or $2.2 million compared to 1998. The Wireless Products Group's two operating entities, Advanced Fox and Cliffco had sales increases of 32.6% or $1.5 million and 49.0% or $.8 million, respectively. Accessory Solutions had no sales to date.

    Battery Network continued its downward sales trend, which management believes is the result of an increasingly competitive market, particularly with Original Equipment Manufacturers ("OEM") becoming more price competitive along with added competition from other distributors.

    During the past few months, the Battery Group has reorganized their sales forces, added new incentives, focused on improving customer value, and service and to

                                      (12)
more aggressively compete. These management changes have not as yet resulted in sales increases.

    Additionally, the sale of the Specific Energy retail division in September 1998, and the resulting loss of its sales volume contributed to the overall decrease in total sales within the Battery Group(Specific Energy had sales of $.5 million in the three months ended September 30, 1998).

    Gross profit increased by $.3 million from $ 4.3 million in 1998 to $ 4.6 million in 1999 and gross profit as a percentage of sales increased from 32.4% to 38.9%. The Wireless Product Group's increase in gross profit of $1.4 million was the major factor for the overall gross profit improvement; however, this was partially offset by the decrease in gross profit attributable to the Battery Group's sales declines. Additionally, the sale of the Specific Energy retail division, and the resulting loss of that entity's contribution to gross profit affected the Company's overall gross profit increase (Specific Energy had gross profit of $.3 million in 1998). The substantial increase in gross profit percentage was a result of the following:

    - the Wireless Products Group which operates at a substantially higher gross margin percentage than the Battery Group increased its percentage of total Company sales from approximately 47% to 71% in comparing the three months of 1998 to 1999;

    - Both Advanced Fox and Cliffco substantially improved their gross margin percentage due to a continued economically advantageous Far East purchasing policy. The consolidation of the two wireless companies' purchasing efforts, which began in June, 1998, resulted in a more economical purchasing system for both wireless companies;

    - Offset in part by reductions in the the Battery Group gross margin percentage attributable to the Tauber sales and production fall off, and its negative effect on labor and overhead absorption coupled with higher than normal markdowns required to maintain inventory levels.

    Selling, general and administrative (SG&A) expenses increased slightly from $3.9 million in 1998 to $ 4.0 million in 1999. As a percentage of sales, SG&A expenses increased from 29.7% in 1998 to 33.6% in 1999. The increase in SG&A was attributable to:

    - an increase of approximately $.8 million in the Wireless Product Group principally in marketing, selling, and distribution costs to support the current and anticipated sales growth. This includes the continued expansion of the Advanced Fox main distribution facility and its Miami distribution facility. The Company also experienced increased sales and telemarketing costs, and increased costs in providing services to other divisions.

    - offset in part by a reduction of $.5 million in the Battery Group of selling costs and general and administrative expenses as a result of a downsizing of its cost structure and imposition of stringent expense controls in reaction to the continuing shrinking in Battery Network's sales base.

                                      (13)

    - the sale of Specific Energy retail division on September 14, 1998 (Specific Energy incurred approximately $.2 million of SG&A during the third quarter of 1998);

    Interest expense, net decreased from $213,000 in 1998 to $152,000 in 1999 due primarily to decreased borrowings under the Company's loan facility resulting from the sale of Specific Energy, the sale of 389,231 shares of common stock in April, 1999, and cash provided from operations. Additionally, the Company benefited from lower interest rates.

    The Company's effective income tax rate in 1999 is 48.1%. In 1998, the Company's effective income tax rate was 71.8%. The substantial difference in tax rate is attributable to the effect of goodwill acquired through various stock acquisitions that is non-deductible for income tax purposes and the effect of state income expense in the various states in which the entity operates.

    Nine Months ended September 30, 1999 ("1999") Compared to Nine Months ended September 30, 1998 ("1998").

     Consolidated net sales decreased 11.2% or $4.3 million, from $38.8 million in 1998 to $34.5 million in 1999. The decrease in sales was due primarily to a decrease in sales of the Battery Group (Battery Network and Tauber) of approximately 35.9% or $7.1 million. Additionally, the sale of the Specific Energy retail division on September 14, 1998, and the resulting loss of its sales volume contributed to the overall decrease in total sales (Specific Energy had sales of $1.6 million in the nine months ended September 30, 1998). The sales decrease was partially offset by the continued growth of the Wireless Products Group, which had a sales increase of approximately 25.4%, or $4.4 million. The Wireless Products Group's two operating entities, Advanced Fox and Cliffco had sales increases of 23.2% or $2.9 million and 31.3% or $1.5 million, respectively.

    Gross profit increased by $1.5 million from $11.5 million in 1998 to $13.0 million in 1999, and gross profit as a percentage of sales increased from 29.6% to 37.8 %. Specifically, the Wireless Products Group's increase in gross profit of $4.0 million was the major factor for the overall gross profit improvement; however, this was partially offset by the decreases in gross profit attributable to the Battery Group's reduced sales of approximately $7.0 million. Additionally, the sale of the Specific Energy retail division on September 14, 1998, and the resulting loss of that entity's contribution to gross profit affected our overall gross profit increase (Specific Energy had gross profit of $.7 million in 1998). The substantial increase in gross profit percentage was a result of the following:

    - the Wireless Products Group which operates at a substantially higher gross margin percentage than the Battery Group increased its percentage of total Company sales from approximately 45% to 63% in comparing the nine months of 1998 to 1999;

    - both Advanced Fox and Cliffco substantially improved their gross margin percentage due to a continued economically advantageous Far East purchasing policy. The consolidation of the two wireless companies' purchasing efforts, which began in June, 1998, resulted in a more economical purchasing system for both wireless companies;

                                      (14)

    Selling, general and administrative (SG&A) expenses decreased from $12.3 million in 1998 to $11.5 million in 1999. However, as a percentage of sales, SG&A expenses increased from 31.7% in 1998 to 33.3% in 1999. The decrease in SG&A was attributable to:

    - an approximate increase of $1.5. million in the Wireless Product Group principally in marketing, selling, and distribution costs to support the current and anticipated sales growth. This included the continued expansion of the Advanced Fox main distribution facility and its Miami distribution facility. The Company also experienced increased sales and telemarketing costs, and increased costs in providing services to other divisions;

    - a drop of $1.5 million in the Battery Group of selling costs and general and administrative expenses as a result of a downsizing of its cost structure and imposition of stringent expense controls in reaction to the continuing decline in Battery Network's sales base.

    - a drop of approximately $.1 million in corporate expense principally in salaries, rent and management fees.

    - the sale of Specific Energy retail division on September 14, 1998 (Specific Energy incurred approximately $.7 million of SG&A during the period).

    Interest expenses decreased from $608,000 in 1998 to $481,000 in 1999 due primarily to decreased borrowings under the Company's Loan Facility resulting from the sale of Specific Energy, the proceeds from the sale of 389,231 shares of its common stock in April, 1999 and cash provided by operations. Additionally, the Company benefited from lower interest rates.

    The Company's effective income tax rate in 1999 is 48.1%. In 1998, the Company's effective income tax rate in calculating the benefit based on the loss for the nine months was 27.5%. The substantial difference in tax rate is attributable to the effect of goodwill acquired through various stock acquisitions that is non-deductible for income tax purposes and the effect of state income expense in the various states in which the entity operates.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's requirement for capital is to provide for: (i) support of an increase in sales; (ii) capital equipment expenditures related to: (a) Year 2000 system compliance; (b) business system upgrades; (c) warehouse and office upgrades and expansion; and (d) purchase of machinery and equipment used to streamline receiving, shipping, packaging and battery pack assembly operations, and (iii) financing for future acquisitions. The Company's primary sources of financing during 1999 were operations, bank borrowings and the proceeds from the issuance of 389,231 shares of its common stock.

    The Company's working capital as of September 30, 1999 was $10.3 million. For the nine months ended September 30, 1999, and September 30, 1998 net cash provided by operating activities was $2.4 million and $1.7 million, respectively. The increase in cash provided by operating activities during 1999 was attributable to net income of $548,000

                                      (15)
plus depreciation and amortization of $604,000 and net decreases in Accounts Receivable of $401,000 and inventory of $724,000 an increase in accounts payable and accrued expenses of $192,000 less an increase in prepaid expenses of $46,000. The increase in cash provided by operating activities during 1998 was attributable to net decreases in accounts receivable and inventory of $863,000 and $2,221,000 respectively, less a net loss of $1,444,000 (offset by depreciation and amortization of $594,000 and a charge of $575,000 for impairment of excess over net assets acquired) and a decrease in accounts payable and accrued expenses of $549,000.00 and an increase in prepaid expense and other assets of $542,000.

    Net cash used in investing activities for the nine months ended September 30, 1999 was for the purchase of property and equipment in the amount of $544,000. Net cash provided by investing activities for the nine months ended September 30, 1998 was $251,000 consisting of proceeds from the sale of Specific Energy's retail assets of $715,000, less $ 464,000, for the purchase of property and equipment.

    Cash used in financing activities for the nine months ended September, 1999 was $1,801,000 comprised of $1,838,000 net payments under the Revolving Credit Facility and $450,000 under the Term Loan Facility partially offset by net proceeds of $487,000 from the sale of 389,231 shares of common stock to two of its Board members and one other related party. Cash used by financing activities for the nine months ended September 30, 1998 was $1,642,000 comprised of $1,192,000 million net payments under the Revolving Credit Facility and $450,000 under the Term Loan Facility. The Company had at September 30, 1999 cash and cash equivalents of approximately $408,000.

    The Loan Facility contains certain covenants that include maintenance of certain financial ratios, maintenance of certain amounts of working capital and net worth as well as other affirmative and negative covenants. At December 31, 1998, the Company was not in compliance with certain of these covenants. On March 31, 1999, the Company entered into an amended credit agreement whereby the non-compliance at December 31, 1998 was waived, and the Loan Facility was extended for an additional one year period to January 7, 2001 and new financial covenants were negotiated through December 31, 2000 which reflect the Company's current projections. As of March 31, and June 30, 1999 the Company was in compliance with these covenants. As of September 30, 1999 the Company was in violation of one of these covenants. On November 10, 1999 the Bank waived compliance with the violated covenant.

    The Company estimates that it will incur capital expenditures of approximately $600,000 during the twelve months ended September 30, 2000, principally for the procurement of a new computer system and the software to upgrade the Company's business systems and to insure Year 2000 compliance, and to purchase machinery and equipment to enhance its warehousing, distribution and assembly operations.

    Based upon its present plans, management believes that operating cash flow, available cash and available credit resources will be adequate to make the repayments of indebtedness described herein, meet the working capital cash needs of the Company and anticipated capital expenditure needs during the 12 months ending September 30, 2000.

YEAR 2000 ISSUES

    The ability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit year is commonly referred to as

                                      (16)
the Year 2000 (Y2K) issue. As the year 2000 approaches, non-Y2K compatible systems will be unable to accurately process certain date-based information.

    State of Readiness. The Company has identified the following applications and hardware that have already been rendered Y2K compliant, or require, modification or replacement to be Y2K compliant and has implemented plans to modify or repair the applications and hardware in accordance with the following schedule.

      Division                           System             Compliance Date
      --------                           ------             ---------------
Battery Group
  Battery Network             Accounting Server               11/1/98
                              Accounting Software             11/1/98
                              Work stations                   7/31/99

                              Phone systems (except voice     3/30/99
                              mail)
                              Voice mail                      6/30/99
                              Other software                  EDI-9/31/99

  Tauber Electronics          Accounting Software             11/30/99
                              Accounting Server               11/30/99
                              Workstations                    7/31/99
                              Phone system (except voice      5/31/99
                              mail)
                              Voice mail                      6/30/99

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

    The Company believes that its approximate total cost to become Y2K compliant is as follows:

                               Total Estimated Cost        Cost as of 9/30/99
                               --------------------        ------------------
Division
Battery group:
Battery Network                      $210,000                   $195,000
Tauber Electronics                     50,000                     15,000
Wireless Products Group:
Advanced Fox                          204,000                    184,000
Cliffco                               138,000                     98,000

                                      (17)

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

    Certain operational aspects of the Company could be affected by outside service providers not being Y2K compliant, including telephone service and other essential utility services. These risks are not under the control of the Company, but are universal in nature to all businesses. Any of the previously discussed Y2K issues, if not addressed, could have a material adverse effect on the Company.

    The Company believes it will be fully compliant by November 30, 1999; however, we are developing a contingency plan in the event we are unable to meet expectations regarding our self imposed compliance schedule.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's only financial instruments with market risk exposure are revolving credit borrowings and variable rate term loans, which total $7,177,000 at September 30, 1999. Based on this balance, a change of one percent in the interest rate would cause a change in interest expense for the nine months ended September 30, 1999 of approximately $53,828, or 0.01 per share (or $0.006) net of an income tax benefit calculated using the Company's historical statutory rates), on an annual basis.

    These instruments are non-trading in nature (not entered into for trading purposes) and carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or the 90-day Eurodollar Rate (LIBOR). The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

                                      (18)

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

              Not applicable

ITEM 2. CHANGES IN SECURITIES
              Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

              Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

              Not applicable

ITEM 5. OTHER INFORMATION

              Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 -K

          (a) Exhibits

              27   Financial Data Schedule

          (b) Reports on Form 8-K

              None

                                      (19)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            By: /s/ Stephen Rade
                                                -------------------------------
Date  November 15, 1999                         Stephen Rade
                                                Chief Executive Officer


                                            By: /s/ Ronald E. Badke
                                                -------------------------------
Date  November 15, 1999                         Ronald E. Badke
                                                Chief Financial Officer

                                      (20)