Form 10-K
period 1999-12-31
BATTERIES BATTERIES INC
filed 2000-03-30
CIK 1005504

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[ X ] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.
                                        or
[   ]     Transition Report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934
                  For the transition period from _________ to __________

                           Commission File No. 0-27996

                         WIRELESS XCESSORIES GROUP, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                        13-3835420
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification Number)

               1840 COUNTY LINE ROAD, HUNTINGDON VALLEY, PA 19006
               --------------------------------------------------
              (Address of principal executive offices) (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (215) 494-0111

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
        ----------------------------------------------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                    ---------------------------------------
                                 Title of Class


     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes X    No
        ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

     The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, on March 24, 2000 was 5,132,732.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (computed by reference to the closing price of such stock on The Nasdaq Stock Market on March 24, 2000 of $3.00) was approximately $9,055,098. In making such calculation, Registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.

                                     PART I

ITEM 1. BUSINESS

     Wireless Xcessories Group, Inc. ("Wireless Xcessories" or the "Company") was founded in May 1995. The Company is engaged in the nationwide sale and distribution of a wide range of products, accessories and components for cellular phones, including batteries, chargers and antennae (collectively, "Wireless Accessories"). The Company's products are generally sold through third party retailers' stores or Web sites and directly to customers on the Company's Web site. As discussed more fully below, the Company is in the process of completing its disposition of its remaining business in the Battery Segment and has accounted for this segment as discontinued operations. The Battery Segment involved the assembly and distribution of primarily specialty batteries as well as a small percentage of cellular phone batteries. Prior to March 20, 2000, the Company's name was Batteries Batteries, Inc.

     The business of Wireless Xcessories was created through the acquisition of five existing businesses - two of which were subsequently disposed of - and the formation of a new subsidiary:

     o In June 1995, the Company acquired Specific Energy Corporation ("Specific Energy"), a retail distributor of specialty batteries based in Phoenix, Arizona. The Company sold the assets of Specific Energy in September 1998.

     o In April 1996, the Company acquired both Advanced Fox Antenna, Inc. ("Advanced Fox") based in Huntingdon Valley, Pennsylvania, and Tauber Electronics, Inc. ("Tauber") based in San Diego, California. Those acquisitions were part of a "roll-up" transaction also involving an initial public offering of the Company's shares. The Company sold substantially all of the assets of Tauber Electronics, Inc. on January 27, 2000.

     o In January 1997, the Company acquired Battery Network, Inc. and affiliate companies ("Battery Network"), which has operations in Escondido, California.

     o In May 1997, the Company acquired Cliffco of Tampa Bay, Inc. ("Cliffco"), which is based in Tampa, Florida.

     o On August 26, 1999, the Company formed a new, wholly owned subsidiary named AccessorySolutions.Com, Inc. ("AccessorySolutions") which is now operating within Advanced Fox's facility in Huntingdon Valley, Pennsylvania.

     The Company's operations were historically organized into the following two business segments:

     o battery assembly and distribution, which is conducted by Battery Network and was conducted by the Company through Specific Energy and Tauber prior to the disposition of substantially all of their assets (the "Battery Segment"); and

     o the distribution and sale of products, accessories and components for cellular phones, which is being conducted by Advanced Fox, Cliffco and AccessorySolutions (the "Wireless Products Segment");

          o Advanced Fox distributes over 3,500 Wireless Accessories to customers throughout North and South America;

          o Cliffco distributes Wireless Accessories to a variety of customers including midsize communication carriers; and

          o AccessorySolutions designs, develops and hosts Web sites for client companies which desire to sell Wireless Accessories on-line and provides ordering, warehouse and distribution services to client companies.

     On March 22, 2000, the Board of Directors authorized the Company's management to dispose of Battery Network, its only remaining subsidiary within the Battery Segment. As a result of this decision, the Battery Segment has been accounted for as discontinued operations at December 31, 1999 and for all periods presented. The basis for this decision is discussed below under the caption "Discontinued Operations."

     The Company's headquarters for its Wireless Products Segment is located in Huntingdon Valley, Pennsylvania.

DISCONTINUED OPERATIONS

     With the sale of the assets of both Specific Energy and Tauber in September 1998 and January 2000, respectively, the remaining company in the Battery Segment is Battery Network which is a national distributor of specialty batteries to the commercial, industrial, and government/institutional markets. In light of the shrinking sales base and continued losses in this segment and the significant efforts that would be required to improve the profitability of the Battery Segment, the Company determined that its limited managerial and financial resources should be focused on continuing to enhance the business and profitability of the Wireless Products Segment, which includes further developing the Company's Internet retail business being conducted by AccessorySolutions.

OPERATING STRATEGY

     The Wireless Accessories industry remains fragmented. The Company's strategy is to effectively market one of the broadest and most complete lines of Wireless Accessories. The Company currently offers in excess of 3,500 different products. The Company strives to leverage its distribution channels and relationships and provide high quality technical expertise and service to its customers.

     The Company's business strategy involves the following components:

     o Maintain Diversity of Products and Customers. The Company distributes a complete line of Wireless Accessories. Through its subsidiaries, Advanced Fox and Cliffco, the Company sells its products to dealers, other distributors, commercial and industrial businesses, communications carriers, mass merchandisers and retail customers. Any of these customer groups can also purchase the Company's products directly from its Web site.

     o Obtain Advantageous Purchasing. The Wireless Products Segment, which includes the Company's Internet retail business, is under the direct control of a corporate purchasing manager who is responsible for assuring that the vendors chosen and the pricing they offer are the most advantageous for the Company.

     o Continue the Expansion of the Wireless Products Segment. The two distribution units within the Wireless Products Segment, Advanced Fox and Cliffco, conduct their operations in separate facilities, while the Company's Internet retail business is currently operating out of Advanced Fox's facilities. The successful expansion of the Wireless Products Segment is dependent in part on the degree to which these subsidiaries work effectively with each other. While the day-to-day management of the units is for the most part separate, the management teams of each subsidiary and Wireless Xcessories confer daily. Further, purchasing for the Wireless Products Segment has been consolidated, and these subsidiaries operate under similar marketing and operating plans. In addition, the Company plans to enhance the Wireless Products Segment through:

          o strategic acquisitions in regional markets other than the East Coast markets of the U.S. in which the Company is already operating, and

          o rapid expansion of the Company's Internet retail business through the accelerated solicitation of partnerships, as discussed in the following paragraphs.

     The Company's Internet retail business, which is conducted through its AccessorySolutions subsidiary, is primarily directed at forming Web site and/or fulfillment partnerships with third parties for the sale of Wireless Accessories. In a Web site partnership, the Company creates a Web site for a third party on which the Company's Wireless Accessories are offered and sold. This Web site is presented solely as the third party's Web site, and not as the Company's site. Although from the viewpoint of the customer the third party is operating the Web site, the customer will in fact be purchasing the Wireless Accessories directly from the Company by means of a unseen Internet link - known as a transparent link - to the Company's Internet order processing Web site. Thus, when a customer clicks on the third party Web site to order a Wireless Accessory, the order is immediately directed via the transparent link to the Company's Internet order processing Web site. Upon receiving the order, the Company processes the customer's credit card payment, fills the order and ships the product. The Company also provides a help desk for use of the product and handles all customer returns and disputes.

     A fulfillment partnership is identical to a Web site partnership, except that instead of creating a new Web site for the third party, the Company establishes a transparent link from its Internet order processing Web site to a pre-existing Web site operated by the third party.

     The Company's current partners include traditional retailers (i.e. operators of retail stores), established and start-up Internet retailers, dealers, distributors, wholesalers and communications carriers. As of March 15, 2000, the Company had entered into 63 partnership arrangements. In either a Web site or fulfillment partnership, the partner is generally responsible for marketing its Web site for which it receives from the Company a monthly fee based on the level of sales generated on the site.

     The Company also offers its Wireless Accessories on its own Web site. The Company does not, however, expect that sales from this site will be significant in the near term.

     With respect to its Internet and non-Internet activities, the Company believes that its size and broad product offerings provide certain competitive advantages such as those arising from centralized volume purchasing and the ability to simultaneously service several geographic and demographic markets. The Company also plans to capitalize on the trend toward increasing colorization and patterning of Wireless Accessories which will lead to a proliferation of product offerings crossing various customer demographic lines.

OPERATIONS

     Products. As discussed in the prior section, the Company currently markets in excess of 3,500 Wireless Accessories. The product category offerings include rechargeable batteries, personal and portable hands free kits, hands free installation kits, portable and vehicle antennas, in-car and travel chargers, fashionable accessory faceplates and colored housings for cellular phones, plain and colored phone carrying cases and two-way and pager accessories. The Company expects a major increase in cellular phone product offerings due to the trend toward customized fashion accessories and color coordination of various related products. The Company's Battery Network subsidiary also offers a multitude of products for commercial and industrial use. However, as mentioned under the caption "Discontinued Operations" above, the Company is in the process of disposing of Battery Network and, therefore, has accounted for this subsidiary, and the entire Battery Segment, as discontinued operations. The Company offers branded and private label items but, for the most part, no longer offers custom-designed products with the sale of the Tauber division in January, 2000.

     Purchasing. The Wireless Products Segment purchases over 90% of its products from manufacturers located overseas, principally in the Far East. Three Far East suppliers accounted for almost 49% of the Wireless Products Segment's purchases, with one supplier accounting for 20% of all purchases and the other two suppliers each accounting for approximately 14.5% of this segment's purchases. In early 1999, the Company opened a buying office in Taiwan which has helped to reduce costs and improve the quality of items currently imported.

     Sales. The Company markets and sells the majority of its products to dealers, other distributors, commercial and industrial businesses, communications carriers, mass merchandisers and retail customers. Through August 1998, the Company operated a retail division in Phoenix, Arizona under the tradename Batteries Batteries for Everything. The assets of the division were sold and the Company no longer operates any retail outlets.

     Additionally, the Company produces two product line catalogs that are circulated nationally and internationally. The Company intends to integrate the catalogs on a Company-wide basis, and to enhance, as appropriate, private label and proprietary item sales that generally provide higher margins.

     Concentration. During the twelve months ended December 31, 1999, the Company effected sales to more than 17,000 commercial and industrial customers. In that same period, the Wireless Products Segment's two largest customers accounted for 8.6% and 5.3% of the Company's net sales. No customer of the Company accounted for 10% or more of the Company's net sales. Export sales accounted for less than 3% of net sales for the period.

EMPLOYEES

     As of March 15, 2000, the Company employed approximately 225 personnel in its operations. These employees work in the following areas of the Company's business: 3 in technical operations, 55 in telemarketing and commercial sales, 112 in packaging, warehousing, inventory control, shipping and receiving, 10 in purchasing and 45 in management and administration. None of the employees is represented by a labor union. The Company considers its relations with its employees to be satisfactory.

ENVIRONMENTAL MATTERS

     The Company purchases and distributes batteries which contain chemicals such as alkaline, nickel-cadmium and lithium. The Company does not manufacture the batteries but rather purchases the items in their finished state. Company operations do not involve the alteration or penetration of the batteries. Returns of its nickel-cadmium batteries are made to the manufacturer and returns of its lead acid and mercury batteries are handled through a bonded agency. The Company believes that it has operated its respective facilities in compliance with applicable environmental laws and regulations. Accordingly, the Company does not believe that it has any material risk of environmental liability.

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

SALE OF SUBSIDIARIES

     In September 1998, the Company sold all of the assets of Specific Energy for $715,000 in cash to a retail franchise in Phoenix, Arizona. Specific Energy was the Company's retail subsidiary, operating four retail stores in Phoenix, Arizona under the trade name Batteries Batteries for Everything. Since the sale of that subsidiary, the Company ceased all retail operations.

     On January 27, 2000, the Company consummated the sale of substantially all of the assets of Tauber to Nexergy Tauber, Inc. ("NT"), a wholly owned subsidiary of Nexergy Inc. ("Nexergy"). As consideration for the sale, Tauber received a cash payment of $1,005,894 on February 1, 2000 and a note in the amount of $519,708 due in 2005 with interest payments beginning upon the closing of the transaction and principal payments commencing during the first quarter of 2002. The principal amount of this note was subsequently reduced to $483,573 effective on March 15, 2000 to reflect a final valuation of transferred assets. The note is subject to upward adjustment during the first quarter of 2001 based on the valuation of certain inventory reserves. In addition, NT assumed $705,669 of Tauber's liabilities. In a related transaction, NT entered into a sub-lease with the Company to occupy approximately 19,000 square feet of Battery Network's leased facility in Escondido, California.

MANAGEMENT

     On April 30, 1998, a group of shareholders headed by Stephen Rade, a director and 10% shareholder, filed a consent solicitation seeking to remove Warren Haber as the Chairman of the Board, Allan Baldwin as a director and Chief Executive Officer, John Teeger as a director and the Company's Secretary, and directors John Simon, Fred Corrado and Bruce Barnett. The shareholder group sought to replace the six directors with two independent directors: Robert C. Meehan and Allan Kalish. Following negotiations between the parties, all six directors resigned from the Board and Messrs. Haber, Baldwin and Teeger resigned as officers of the Company. On June 5, 1998, Mr. Meehan was elected Chairman of the Board and Mr. Rade was elected President and Chief Executive Officer.

     In November 1998 and December 1998, the Board elected Kenneth Rickel and Christopher F. McConnell, respectively, to the Board of Directors to fill two of the vacancies. On December 17, 1998, Mr. Meehan resigned as Chairman of the Board of Directors and Mr. McConnell was elected as the new Chairman.

     On March 24, 1999, Messrs. Meehan and Sapp resigned from the Company's Board of Directors and Barbara M. Henagan and Bradley T. MacDonald were elected by the Board to fill the vacancies created by the resignations.

     In November 1999, Kenneth Rickel's term as a member of the Board of Directors expired and Christopher C. Cole was subsequently elected by the Board to fill the resulting vacancy in February 2000.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), which became law in late December 1995, provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. The Company wishes to take advantage of the "safe harbor" provisions of the Act and is including this section in its Annual Report on Form 10-K in order to do so. Forward-looking statements also appear in other sections of this report. Statements that are not historical facts, including statements about management's expectations for fiscal year 2000 and beyond, are forward-looking statements and involve various risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

THE COMPANY MAY NOT SUCCESSFULLY OFFER ATTRACTIVE MERCHANDISE TO ITS CUSTOMERS.

     In order to meet the Company's strategic goals, it must successfully locate and offer to its customers new, innovative and high quality products. Its product offerings must be affordable, useful to the customer, well made, distinctive in design, and not widely available from other sources. The Company can not predict with certainty that it will successfully offer products that meet these requirements in the future.

     If the Company's products become less popular with its customers or its competitors offer the same or similar products as the Company offers at lower prices, its sales may decline or the

Company may decide to offer its products at lower prices. If customers buy less of the Company's products or if the Company has to reduce its prices, its revenues and profits will decline.

     In addition, the Company must offer its merchandise in sufficient quantities to meet the demands of its customers and deliver this merchandise to customers in a timely manner. The Company must be able to maintain sufficient inventory levels, particularly during peak selling seasons. The Company's future results may be affected if the Company is not successful in achieving these goals.

THE COMPANY MAY NOT SUCCESSFULLY DESIGN AND DEVELOP PROPRIETARY PRODUCTS.

     The Company is dependent to a large extent on the success of the proprietary products that the Company has designed and developed for its customers. The Company must design products that meet the demands of its customers and have these products manufactured cost-effectively. In addition, the Company must rely on contracted manufacturing resources to produce these products in sufficient quantities to meet customer demand and deliver these products in a timely manner to its customers. The Company relies solely on its contracted manufacturers to produce and timely deliver these proprietary products. If the Company is unable to successfully design, develop, and timely deliver its proprietary products, its operating results may be materially adversely affected.

THE COMPANY FACES CERTAIN RISKS ASSOCIATED WITH EXPANSION.

     The Company plans to continue to increase the number of retail outlets and Web sites operated by third parties in which its products are sold and to increase the sales volume on the Company's own Web site in order to grow its revenues. The Company's ability to expand will depend in part on the following factors:

     o its ability to persuade retail stores to carry its products in their stores and Web sites;
     o general economic conditions; and
     o the availability of sufficient funds for expansion.

     In order to continue the Company's expansion, it will need to hire additional management and staff for its corporate offices and warehouse and distribution facilities. The Company must also expand its management information systems and distribution systems to facilitate this expansion. If the Company is unable to hire necessary personnel or grow its existing systems, its expansion efforts may not succeed and its operations may suffer.

     Some of the Company's expenses will increase if additional retail stores carry its products or if sales through its Web site or third party Web sites increase. If sales are inadequate to support these new costs, the Company's profitability will decrease. For example, inventory costs will increase as the Company increases inventory levels to fulfill the orders of additional stores. The Company may not be able to manage this increased inventory without decreasing its profitability.

THE COMPANY'S WIRELESS ACCESSORIES BUSINESS LINE AND INTERNET RETAIL BUSINESS STRATEGY MAY NOT SUCCEED.

     In the past, the Company has tested new lines of business that have not always proven profitable, such as its Battery Segment. The Company continually examines and evaluates all revenue channels for profitability. The Company may decide to develop new business lines or to acquire additional businesses in the future, and the Company cannot predict whether such efforts will be successful. The failure of new business lines or acquisitions could hurt future results.

     The Company believes that it needs to reach its current customers and generate new customers through methods other than sales through retail stores. The Company is pursuing opportunities to sell its products over the Internet through its own web site www.advfoxcell.com, Web sites operated by third parties and other interactive shopping media. This is a new business and marketing strategy for the Company and involves certain risks and uncertainties. The Company may not succeed in achieving profitable operations in marketing its products over the Internet. Further, consumer use of the Internet as a medium for commerce is a recent phenomenon and is subject to a high level of uncertainty. While the number of Internet users has been rising, the Internet infrastructure may not expand fast enough to meet the increased levels of demand. The increased use of the Internet as a medium for commerce raises concerns regarding Internet security, reliability, pricing, accessibility and quality of service. If use of the Internet does not continue to grow, or grows at a slower rate than the Company anticipates, or if the necessary Internet infrastructure or complementary services are not developed to support effectively growth that may occur, the Company's Internet retail business would be impaired.

     Additionally, technology in the Internet retail business market changes rapidly. The Company may not be able to adapt quickly enough to changing customer requirements and preferences and industry standards. These changes and the emergence of new industry standards and practices could render the Company's existing Web site obsolete. To succeed, the Company must enhance its Web site responsiveness, functionality and features, enhance its existing services, develop new services and technology and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

THE COMPANY DEPENDS ON ITS VENDORS.

     The Company's performance depends on its ability to purchase its products in sufficient quantities at competitive prices and on its vendors' ability to make and deliver high quality products in a cost effective, timely manner. Some of the Company's smaller vendors have limited resources, production capacities and limited operating histories. The Company has no long-term purchase contracts or other contracts that provide continued supply, pricing or access to new products and any vendor or distributor could discontinue selling to the Company at any time. The Company cannot assure you that the Company will be able to acquire the products the Company desires in sufficient quantities or on terms that are acceptable to it in the future. In addition, the Company cannot assure you that its vendors will make and deliver high quality products in a cost effective, timely manner. The Company may also be unable to develop relationships with new vendors. Also all products the Company purchases from vendors in the Far East must be shipped to its warehouses by freight carriers and the Company cannot assure you that the Company will be able to obtain sufficient capacity at favorable rates. The Company's inability to acquire suitable products in a cost effective, timely manner or the loss of one or more key vendors or freight carriers could have a negative impact on its business.

THE COMPANY FACES CERTAIN RISKS RELATING TO CUSTOMER SERVICE.

     Any material disruption or slowdown in the Company's order processing systems resulting from labor disputes, telephone down times, electrical outages, mechanical problems, human error or accidents, fire, natural disasters, or comparable events could cause delays in the Company's ability to receive and distribute orders and may cause orders to be lost or to be shipped or delivered late. As a result, customers may cancel orders or refuse to receive goods on account of late shipments, which would result in a reduction of net sales and could mean increased administrative and shipping costs.

THE COMPANY FACES RISKS ASSOCIATED WITH DISTRIBUTION.

     The Company conducts most of its distribution operations and all of its Internet order processing fulfillment functions from two facilities in Huntingdon Valley, Pennsylvania and Tampa, Florida. Any disruption in the operations at the distribution centers could have a negative impact on the Company's business. In addition, the Company relies upon third party carriers for its product shipments. As a result, the Company is subject to certain risks, including employee strikes and inclement weather, associated with such carriers' ability to provide delivery services to meet the Company's shipping needs.

THE COMPANY EXPERIENCES INTENSE COMPETITION IN ITS MARKETS.

     The Company operates in a highly competitive environment. The Company principally competes with a variety of small distributors of cellular phone accessories that focus on a particular segment of the market, as well as a single large distributor that offers a broad range of such products.

     Competition in the industry is based on maintenance of product quality, competitive pricing, delivery efficiency, customer service and satisfaction levels, maintenance of satisfactory dealer relationships and training programs, and the ability to anticipate technological changes and changes in customer preferences. No assurance can be given that any of the Company's major suppliers (mostly located in the Far East) whose products the Company distributes or major cellular phone manufacturers will not acquire, startup, and or expand their own distribution systems to sell directly to commercial and retail customers.

     Further, the Internet retail business market is new, rapidly evolving and intensely competitive. The Company believes that the principal competitive factors in this market include brand recognition, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of Web site content, reliability and speed of fulfillment. The Company expects to experience increased competition from online commerce sites that provide goods and services at or near cost, relying on advertising revenues to achieve profitability. As the online commerce market continues to grow, other companies may enter into business combinations or alliances that strengthen their competitive positions. Competition in the Internet retail business market probably will intensify.

     As various Internet market segments obtain large, loyal customer bases, participants in those segments may use their market power to expand into the markets in which the Company operates. In addition, new and expanded Web technologies may increase the competitive pressures on online retailers. The nature of the Internet as an electronic marketplace may facilitate competitive entry and comparison shopping and render it inherently more competitive than conventional retailing formats. For example, "shopping agent" technologies permit customers to quickly compare the Company's prices with those of its competitors. This increased competition may reduce the Company's operating margins, diminish its market share or impair the value of its brand.

THE COMPANY MAY FAIL TO ANTICIPATE AND ADAPT TO CHANGING CONSUMER TRENDS.

     The Company's success depends on its ability to anticipate and respond to changing product trends and consumer demands in a timely manner. The Company's products must appeal to a broad range of consumers whose preferences cannot always be predicted with certainty and may change between sales seasons. If the Company misjudges either the market for its products or its customers' purchasing habits, the Company's sales may decline or the Company may be required to sell its products at lower prices. This would result in a negative impact on the Company's business.

POOR ECONOMIC CONDITIONS MAY HURT THE COMPANY'S BUSINESS.

     Certain economic conditions affect the level of consumer spending on the Company's products, including, among others, the following:

     o general business conditions;
     o interest rates;
     o taxation; and
     o consumer confidence in future economic conditions.

     The Company's business could be negatively impacted by a recession or poor economic conditions and any related decline in consumer demand for discretionary items such as the Company's products. Because the Company purchases merchandise from foreign entities, the Company is subject to risks resulting from fluctuations in the economic conditions in foreign countries. The majority of the Company's foreign vendors and manufacturers are located in the Far East, and as a result, its business may be particularly impacted by changes in the political, social, legal, and economic conditions in the Far East. Additionally, foreign weather and product transportation problems could affect the Company's ability to maintain adequate inventory levels and adversely affect its future results.

THE COMPANY IS DEPENDENT ON CERTAIN KEY PERSONNEL.

     The Company's success depends to a significant extent upon the abilities of its senior management. The loss of the services of any of the members of its senior management or of certain other key employees could have a significant adverse effect on its business. In addition, the Company's performance will depend upon its ability to attract and retain qualified management, merchandising and sales personnel. There can be no assurance that the members of the Company's existing management team will be able to manage the Company or its growth or that the Company will be able to attract and hire additional qualified personnel as needed in the future.

THE COMPANY'S COMMON STOCK PRICE IS VOLATILE.

     The Company's common stock is quoted on the Nasdaq National Market, which has experienced and is likely to experience in the future significant price and volume fluctuations, which could reduce the market price of the common stock without regard to the Company's operating performance. In addition, the Company believes that among other factors, any of the following factors could cause the price of the common stock to fluctuate substantially:

     o quarterly fluctuations in the Company's sales;

     o announcements by other cellular phone accessory distributors or retailers;

     o the trading volume of the Company's common stock in the public market;

     o general economic conditions;

     o financial market conditions;

     o the Company's ability to retain existing customers, attract new customers and satisfy its customers' demands;

     o the Company's ability to acquire merchandise, manage its inventory and fulfill orders,

     o changes in gross margins of the Company's current and future products, services and markets;

     o introductions of popular cellular phone accessories and new types of cellular phones and the Company's ability to properly anticipate demand;

     o changes in usage of the Internet and online services and consumer acceptance of the Internet and online commerce;

     o timing of upgrades and developments in the Company's systems and infrastructure,

     o the level of traffic on the Company's Web site and on any third party Web sites through which the Company sells its products;

     o the effects of acquisitions and other business combinations, and related integration;

     o technical difficulties, system downtime or Internet brownouts; and

     o the Company's level of merchandise and vendor returns.

THE COMPANY MUST SUCCESSFULLY RESPOND TO CHANGES IN THE RETAIL INDUSTRY.

     The United States retail industry, and the specialty retail industry in particular, are dynamic by nature and have undergone significant changes over the past several years. The Company's ability to anticipate and successfully respond to continuing challenges is critical to achieving its expectations.

THE COMPANY MAY BE SUBJECT TO STATE SALES AND USE TAX OR INTERNET REGULATION.

     The Company's developing Internet retail business may be affected by the adoption of new regulations or rules governing the sale of its products, particularly with regard to state sales and use taxes. Any unfavorable change in the state sales and use taxes could adversely affect the Company's business and results of operations. In addition, the Internet at present is largely unregulated and the Company is unable to predict whether significant regulations or taxes will be imposed on Internet commerce in the near future. Because the Company's Internet business is still in its initial stages, the Company is unable to predict how such regulations could affect the further development of its Internet business.

THE COMPANY COULD BE LIABLE FOR BREACHES OF SECURITY ON ITS WEB SITE AND THE WEB SITES OF ITS PARTNERS AND FRAUDULENT ACTIVITIES OF USERS OF ITS INTERNET PAYMENT SYSTEM.

     A fundamental requirement for electronic commerce is the secure transmission of confidential information over public networks. Although the Company has developed systems and processes to prevent fraudulent credit card transactions and other security breaches, failure to mitigate such fraud or breaches may impact the Company's financial results. The law relating to the liability of providers of online payment services is currently unsettled.

THE COMPANY MAY BE ADVERSELY AFFECTED BY UNIDENTIFIED YEAR 2000 ISSUES.

     There can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by as yet undetected errors or defects in technology used in its products or internal systems, which are comprised predominantly of third party software and hardware, or by the inability of third parties to adequately disclose and correct their Year 2000 issues. While the Company presently believes that its efforts to be Year 2000 ready have been successful, there can be no assurances that the costs of as yet undiscovered errors or problems will not have a material effect on the results of operations.

ITEM 2. PROPERTIES

     All of the Company's real properties are held under leases. The following table provides certain information concerning the Company's leased properties:



                                                                                        APPROXIMATE          LEASE
                                                                                           AREA            EXPIRATION
OPERATION                        NATURE                    LOCATION                       (sq.ft.)            DATE
---------                       --------                   ----------                     --------            ----
Advanced Fox              Executive and Sales            Huntingdon Valley, PA              7,000            4/30/00
                               Office(1)                                                                   (estimated)

Advanced Fox             Warehouse and assembly          Huntingdon Valley, PA             52,000            8/31/03

Advanced Fox             Office and warehouse (2)             Miami, FL                     5,555            4/15/02

Battery Network           Office, warehouse and             Escondido, CA                  34,820            1/30/04
                               assembly(3)

Cliffco                    Office and warehouse              Tampa, FL                     18,800            8/01/04

     (1) Leased from an affiliate of the Chief Executive Officer of the Company. The original lease expired on December 31, 1999. Since that time, the Company has been leasing the space on a month-to-month basis under the same terms and conditions as the expired lease. The Company anticipates that it will terminate this lease at approximately the time the Company moves its executive, sales and administrative operations to a new facility on or about April 30, 2000. When completed, this move will serve to consolidate the corporate and executive offices of the Company, as well as the Pennsylvania operations of Advanced Fox and AccessorySolutions, in one building. The Company has also entered into a five year lease for an additional 13,500 square feet of space effective April 1, 2000.

     (2) The Company ceased operations in this facility, which housed its Miami, Florida office and warehouse operation, in January, 2000 and is currently negotiating an early lease termination with the landlord of this facility. It is expected that any settlement with the landlord will cost no more than $20,000 in additional rent.

     (3) On February 1, 2000, Battery Network entered into an agreement to sub-lease approximately 19,000 square feet to Nexergy, the acquiror of Tauber. The sub-lease extends over the term of the existing lease subject to an option on part of the sub-tenant to terminate its lease interest without penalty on 90 days prior written notice to Battery Network. Additionally, the sub-tenant is obligated to pay its monthly pro rata share of the existing lease cost based on the percentage of square footage it occupies along with a portion of the facility's common area space.

ITEM 3. LEGAL PROCEEDINGS

     In December 1999, the Company settled for a small fraction of the damages sought in an action brought by David Peterson, a former employee of Battery Network. Mr. Peterson had filed suit against the Company seeking damages in an aggregate amount equal to approximately $300,000 claiming a breach of his employment contract by the Company. As part of the settlement, the Company and Mr. Peterson signed mutual releases ending each parties obligations to each other.

     Pursuant to the Management Agreement with Founders Management Services, Inc. ("Founders"), the Company paid Founders, for its origination and negotiating services in connection with the acquisitions of Battery Network and a loan facility, the sum of $240,000. The Company also issued to certain designees of Founders warrants to purchase 100,000 shares of the Company's Common Stock at a price of $4.125 per share. Since June 1998 when Messrs. Haber and Teeger resigned as officers and directors of the Company, Founders has provided no services to the Company and the Company has not paid any fees to Founders. Although neither the Company nor Founders has formally terminated the Management Agreement, both parties have conducted themselves as if the Management Agreement has been terminated.

     In December 1999, Founders filed a lawsuit in the United States District Court for the Southern District of New York against the Company alleging the Company owed Founders the amount of approximately $493,000 for a purportedly improper early termination of the Management Agreement. The Company believes its early termination of the agreement was proper and therefore believes that the alleged amount claimed is not due to Founders. In addition, the Company has asserted counterclaims related to Founders' services under the Management Agreement.

     The Company is, from time to time, a party to other litigation arising in the normal course of its business, most of which involves claims for personal injury and property damage incurred in connection with its operations. Management believes that none of these actions, including the Founders law suit, will have a material adverse effect on the financial condition or results of operations of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's annual meeting of stockholders was held on November 17, 1999. The following are results of the voting on the proposals submitted to the stockholders at the annual meeting:

Proposal No. 1: Election of Directors.

The following individuals were elected as directors:

  NAME                            FOR                    AGAINST
  ----                            ---                    -------

Christopher F. McConnell       2,418,570                206,678

Stephen Rade                   2,401,304                223,944

Bradley T. MacDonald           2,401,304                223,944

Barbara M. Henagan             2,418,570                206,678

Allan Kalish                   2,418,570                206,678

Robert Tauber                  2,418,570                206,678

There were no broker non-votes or abstentions or votes withheld with respect to this proposal.


Proposal No. 2: Ratification of Arthur Andersen LLP as the Company's auditors for fiscal year 1999.

                FOR:                              2,421,078
                AGAINST:                            190,970
                WITHHELD:                            13,200

There were no broker non-votes or abstentions with respect to this proposal.



                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock and Redeemable Common Stock Purchase Warrants have traded on the Nasdaq National Market (the "NMS") since April 8, 1996. Through March 19, 2000, the Common Stock traded under the symbol "BATS" and the Warrants trade under "BATSW." Thereafter, as a result of the change of the Company's name from Batteries Batteries, Inc. to Wireless Xcessories Group, Inc. on March 20, 2000, the Company's Common Stock has traded under the symbol "WIRX" and the Warrants have traded under the symbol "WIRXW." The following tables set forth the range of high and low closing prices for the quarters indicated for the Common Stock and Warrants on the NMS as reported by NMS for the calendar year 1998 and 1999.

                            COMMON STOCK                  WARRANTS
                            ------------                 ----------
                          HIGH       LOW                HIGH       LOW
                          ----       ---                ----       ---
1998
----
FIRST QUARTER           2 11/16     1 3/4               5/8        5/16
SECOND QUARTER          2 1/4       1 1/2               1/2        1/4
THIRD QUARTER           2           1                   5/16       1/8
FOURTH QUARTER          2           1 1/16              1/4        1/16


1999
----
FIRST QUARTER           1 15/16     1 1/4               1/4        1/8
SECOND QUARTER          1 11/16     1 3/16              3/16       1/16
THIRD QUARTER           2           1 5/16              3/16       1/16
FOURTH QUARTER          3 1/2       1 1/4               7/16       1/16

     These prices reflect inter-dealer quotations, without retail mark-ups, mark-downs or other fees or commissions, and may not necessarily represent actual transactions.

     The number of record holders of the Company's Common Stock and of the Warrants as of March 20, 2000 were 51 and 53, respectively. A substantially larger number of beneficial owners hold such shares of Common Stock in depository or nominee form.

     No dividends have been paid on the outstanding shares of Common Stock. The Company's Revolving Credit, Term Loan and Security Agreement prohibits the payment of dividends on the Common Stock without the consent of the lender that is a party to that agreement. A discussion of this agreement can be found in
Item 7 below.

     On April 23, 1999, the Company offered and sold a total of 389,732 shares of its Common Stock to Christopher McConnell and Barbara Henagan, two directors of the Company, as well as to two other related parties. The aggregate offering price for these shares was $498,800. This offering was made pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.


ITEM 6. SELECTED FINANCIAL DATA

INTRODUCTION

     The following table sets forth the selected financial data for Wireless Xcessories and its subsidiaries. The Income Statement Data includes the results of operations for the Company and each of its subsidiaries since their dates of acquisition (see Item 1 - Business), except for Advanced Fox and Tauber, which are included for all periods presented. The subsidiaries within the Battery Segment (Tauber, Battery Network and Specific Energy) have been accounted for as discontinued operations. This information should be read in conjunction with the Consolidated Financial Statements and Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" that appear elsewhere in this document.

     For the year ended December 31, 1996, the Income Statement Data includes the results of operations for Wireless Xcessories for the eleven months ended and Advance Fox for the full year.

     Prior to 1997, Advanced Fox was organized as a Subchapter S corporation under the Internal Revenue Code of 1986, as amended. As a result, Advanced Fox was not subject to U.S. federal income taxes as the taxable income of the Company was included in the personal return of the stockholder. Beginning in 1997, the Company filed as a consolidated group for Federal income tax purposes. For purposes of the Unaudited Pro Forma Statements of Operations Data included in this report, pro forma Federal and state income taxes have been provided as if the Company had filed C corporation tax returns. The unaudited pro forma results reflect an income tax provision at an effective tax rate of approximately 41% calculated in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".

     The Selected Financial Data has been derived from the consolidated financial results for the years ended December 31, 1995, 1996, 1997 and 1998 audited by Deloitte & Touche LLP and the year ended December 31, 1999 audited by Arthur Andersen LLP that appears elsewhere in this report.

                            SELECTED FINANCIAL DATA


                                          FISCAL YEAR ENDED DECEMBER 31,

                                1995      1996       1997       1998      1999
                                ----      ----       ----       ----      ----
                                  ($ Thousands, Except Share and Per Share Data)
INCOME STATEMENT DATA:

Net sales                     $9,502     $13,679    $20,171   $24,852   $31,653
Cost of sales                  5,876       8,531     12,352    13,776    16,034
                               -----       -----     ------    ------    -------
Gross profit                   3,626       5,148      7,819    11,076    15,619
                               -----       -----     ------    ------    -------
Selling, general &
administrative expenses        2,294       4,374      6,674     8,906    11,558
Net interest (expense)           (49)        (67)      (234)     (311)     (395)
                                ----         ---      -----     -----     -----
Income before income taxes     1,283         774        910     1,859     3,666
Income tax expense                 1         306        397       880     1,323
                                ----         ---      -----     -----     -----

Net income from continuing
operations                     1,283         468        513       979     2,343

Discontinued Operations:
(Loss) Income from operations
net of tax benefit (provision)
of ($99),($31), $(167), $1,259
and $847                           6          48        55     (2,483)   (1,504)

Estimated loss on sale of
subsidiaries (net of
applicable tax benefits of
$0, $0, $0, $0 and $225,140)       0           0         0       (558)   (4,277)
                               -----       -----     ------    ------    -------
Net income (loss) from
discounted operations              6          48        55     (3,041)   (5,781)
                               -----       -----     ------    ------    -------
Net income (loss)              1,289         516       568     (2,062)   (3,438)

Preferred stock dividend
requirements                      53          60        15          0         0
                                  --          --        --          -         -
Net income (loss)
attributable to common
shareholders                   1,236         456       553     (2,062)   (3,438)
                               -----       -----     ------    ------    -------
Net income (loss) per
share of common stock
(basic)                                    $0.12    $ 0.12     $(0.43)   $(0.68)
                                           =====    =======    =======   =======

                                                       FISCAL YEAR ENDED
                                                          DECEMBER 31,
                                                      1995              1996
                                                      ----              ----
                                                          ($ THOUSANDS)
UNAUDITED PRO FORMA DATA:
Income before taxes                                 $ 1,283            $ 774
Provision for income taxes                              526              317

Pro forma net income                                    757              457

Pro forma net income per common stock
(basic & diluted)                                     $ .17            $ .14

Pro forma net income attributable to common
shareholders                                                             397

Pro forma net income per share                                           .10

Pro forma number of shares outstanding                             4,100,000



                                       FISCAL YEAR ENDED DECEMBER 31,
                              1995      1996        1997        1998       1999
                              ----      ----        ----        ----       ----
BALANCE SHEET DATA:

Working capital              5,728    7,218      $ 16,178    $ 11,532    $ 9,366
Total assets                 8,010   10,622        24,531      21,320     16,685
Long term debt, less
current portion                160       --        10,742       8,865      5,505
Mandatory redeemable
preferred stock                --       750            --          --         --
Stockholders' equity         6,533    8,460        11,730       9,668      6,718

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Year Ended December 31, 1999 ("1999") Compared to Year Ended December 31, 1998
------------------------------------------------------------------------------
("1998")
--------

     Net sales increased by 27.4% or $6.8 million from $24.9 million in 1998 to $31.7 million in 1999. The increase in sales dollars and percentage are attributable to Advanced Fox and Cliffco who had increases of $4.9 million (27.3%) and $1.8 million (26.8%), respectively. In addition, AccessorySolutions, which was formed in August 1999, contributed $41,000 in net sales. The net sales growth in both Advanced Fox and Cliffco are reflective of the Company's broad product offerings and strong telemarketing efforts which continue to generate new accounts, and a good price/value relationship attributable to advantageous buying.

     Gross profit increased by $4.5 million or 41.0% from $11.1 million in 1998 to $15.6 million in 1999 and as a percentage of sales from 44.6% to 49.3%. The increase in gross profit dollars is attributable both to Advanced Fox and Cliffco who had increases of $3.1 million (27.3%) and $1.0 million (26.8%), respectively. The increase in gross profit percentage of 4.7% was due to continued advantageous Far East purchasing bolstered by a consolidation of the two cellular companies' purchasing efforts, which began in June 1998.

     Selling, general and administrative ("SG&A") expenses increased 29.8%, from $8.9 million in 1998 to $11.6 million in 1999, and as a percentage of sales increased from 35.8% in 1998 to 36.5% in 1999. The increase in SG&A expenses as a percentage of sales was attributable to: (a) increases in occupancy and distribution costs at Advanced Fox to support the current and anticipated sales unit growth, including a major expansion of its main distribution facilities to handle the substantial increases in unit sales volume, which tends to lower the average sales per unit, (b) increased purchasing and warehousing services provided to Cliffco, (c) more customized packaging services to accommodate changes in the Company's customer mix and needs, and (d) expenses attributable to AccessorySolutions (mainly start up costs) from the date of its inception in August 1999 to the end of the year of $134,000. In addition, added computer costs were incurred at Advanced Fox to enhance the existing accounting and warehousing systems to better accommodate the unit volume growth and for Y2K compliance, as well as the new system implementation at Cliffco.

     Interest expense, net of the amounts allocated to discontinued operations, increased $83,481 from $311,412 in 1998 to $394,893 in 1999 due primarily to the growth in the continuing operations, offset by reduced borrowings under the Company's Loan Facility resulting from the sale of Specific Energy's retail assets on September 14, 1998, the proceeds from the sale of 389,732 shares of its common stock in April 1999 and cash provided by operations. Additionally, the Company benefited from a drop in the weighted average interest rates in effect on debt from 8.25% in 1998 to 7.30% in 1999.

     The Company's effective income tax rate decreased from 47.4% in 1998 to 36.1% in 1999. The decrease is primarily attributable to the permanent refunds related to amended state tax returns filed in 1999.

     In accordance with the decision to exit the Battery Segment, the Company has evaluated the net realizable value of net assets of the Battery Network business. In connection with the evaluation, the Company has determined that the unamortized excess of the costs over net assets acquired at December 31, 1999 will not be realizable and, therefore, has recognized a related impairment of $3.9 million (with no tax benefit). In addition, the Company has recorded a reserve for the estimated operating losses and costs to dispose of the business of $152,242 (net of a tax benefit of $101,496). Such amounts, along with the loss on the sale of Tauber of $185,466 (net of a tax benefit of $123,644) are included in the 1999 estimated net loss from the disposal of the Battery Segment within discontinued operations in the accompanying consolidated statements of the operations.


Year Ended December 31, 1998 ("1998") Compared to Year Ended December 31, 1997
-------------------------------------------------------------------------------
("1997")
---------

     Net sales increased by 23.2% or $4.7 million, from $20.2 million in 1997 to $24.9 million in 1998. Sales increased by $1.6 million and $3.1 million at Advanced Fox and Cliffco, respectively. Approximately $850,000 of the increase at Cliffco is attributable to the period from May 12, 1998 (date acquired in 1997) to the end of the year.

     Gross profit increased by $3.3 million from $7.8 million in 1997 to $11.1 million in 1998 and as a percentage of sales gross profit improved from 38.8% in 1997 to 44.6% in 1998. The increase in gross margin dollars was primarily the result of a decline at Advanced Fox of $2.0 million, and the acquisition of Cliffco on May 5, 1997 that contributed approximately $600,000 in gross profit for the January 1 to May 12, 1998 period with an additional comparative increase of approximately $882,000 for the balance of the year. Both Advanced Fox and Cliffco substantially improved their gross margin percentage due to advantageous Far East purchasing bolstered by a consolidation of the two cellular companies' purchasing efforts, which began in June 1998.

     SG&A expenses increased $2.2 million or 33.4%, from $6.7 million in 1997 to $8.9 million in 1998, and as a percentage of sales increased from 33.1% in 1997 to 35.8% in 1998. The increase in SG&A was attributable to: (a) the acquisition of Cliffco in May 1997 (approximately $750,000 attributable to comparative period in 1998), and (b) an approximate increase of $1.2 million principally in marketing, selling, and distribution costs at Advanced Fox to support the current and anticipated sales growth, including continued expansion of its main and Miami distribution facilities (note the Miami facility was subsequently closed), increased sales and telemarketing costs, and purchasing, packaging and warehousing services provided to Cliffco.

     Interest expense, net of the amounts allocated to discontinued operations, increased $76,966 to $311,412 in 1998 from $234,446 in 1997 due primarily to increased borrowings under the Company's Loan Facility in connection with the acquisition of Cliffco in May 1997, the redemption in April 1997 of 750,000 shares of Series A Preferred Stock and general operating needs, offset partially by the sale of Specific Energy's retail assets for $715,000 on September 14, 1998.

     The Company's effective income tax rate increased from 43.7% in 1997 to 47.4% in 1998.

     During 1998, the Company reviewed the unamortized portion of the excess of cost over net asset acquired related to the original purchase of Specific Energy and determined that the asset was impaired. Accordingly, the Company recorded a charge of $558,112 (with no tax benefit). Subsequent to recording the impairment, the Company sold the retail assets of Specific Energy for approximately net book value. The related impairment has been recorded in the 1998 estimated net loss from the disposal of the Battery Segment within discontinued operations in the accompanying consolidated statements of the operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's requirement for capital is to fund (i) sales growth, and (ii) financing for acquisitions. The Company's primary sources of financing during 1999 and 1998 were cash flow from operations, equity issuances, the sale of substantially all of the retail assets of Specific Energy in September 1998 and bank borrowings.

     The Company's working capital as of December 31, 1999 was $9,365,173. Net cash provided by operating activities for the year ended December 31, 1999 and 1998 was $3,663,731 and $1,580,295, respectively. Net cash used in operating activities during 1997 was $1,763,927. In 1999, the Company was able to provide cash from operations of $3,663,731 from its net loss of $3,438,355 as adjusted for non-cash items of depreciation and amortization of $888,271, impairment of excess cost over net assets acquired of $3,939,470 and estimated losses on disposals of discontinued operations of $562,848. Cash provided from changes in assets and liabilities totaled $1,474,127 consisting of reductions in accounts receivable and inventory of $98,586 and $1,556,752, respectively, and a net increase in accounts payable and accrued expenses of $194,204 offset in part by a reduction in prepaid expenses of $375,415.

     The Company's reduction in accounts receivable was mostly attributable to improved collection procedures and significant improvements in its agings. The reductions in inventory are primarily the result of major reductions in Battery Network inventories as a result of reduced purchases in response to the deteriorated sales base, aggressive markdowns to move older inventory and tighter inventory controls.

     Net cash used by investing activities in 1999 of $755,883 was for capital expenditures consisting primarily of computer equipment and upgrades. Net cash provided by investing activities in 1998 consisted of proceeds from the sale of Specific Energy's retail assets for approximately $715,000, less $619,820 for the purchase of property and equipment. Net cash used in investing activities for the year ended December 31, 1997 was approximately $9.5 million, consisting of approximately $8.5 million (net of cash acquired) utilized in the acquisition of Battery Network during January 1997, and approximately $399,000 (net of cash acquired) utilized in the acquisition of Cliffco during May 1997.

     Cash used in financing activities for the twelve months ended December 31, 1999 was $2.9 million and represents the net payments under the Revolver Loan and Term Loan of $2.8 million and $.6 million, respectively, offset in part by the receipt of $488,366 representing the net proceeds from the issuance of Common Stock under a private placement to two directors of the Company and related parties. Net cash used in financing activities in 1998 of $1.9 million was to pay down the Revolver Loan and Term Loan in the amounts of $.9 million and $1.0 million, respectively. Net cash provided by financing activities in 1997 of $9.2 million was comprised of approximately $3.0 million and $8.9 million in borrowings under the Revolver Loan and Term Loan, respectively, offset by $550,000 payments under the Term Loan, $750,000 payment for redemption of preferred stock, approximately $1.2 million repayment on subsidiary borrowings, approximately $180,000 of financing and acquisition costs related to the Battery Network acquisition, and $50,000 payment of preferred stock dividends.

     The Company is party to a Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997, as subsequently amended (the "Loan Facility"), between IBJ Whitehall - Financial Group (formerly known as IBJ Schroder Bank & Trust Company), as Agent ("IBJ"), the Company and certain of the Company's affiliates. The Loan Facility consists of a $3,000,000 Term Loan (the "Term Loan") payable in 35 monthly installments of $50,000 each, with the balance to be paid at maturity, and a Revolving Credit Facility (the "Revolver Loan") of up to $10,000,000 to be advanced at the rate of 80% of eligible accounts receivable and 50% of inventories. The Revolver Loan bears interest at the rate of 1/4 of 1% plus the higher of (i) the base commercial lending rate of IBJ or (ii) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 1/4 of 1%, or, at the option of the Company at the Eurodollar rate plus 2%. The Eurodollar rate is defined as LIBOR for a designated period divided by one less the aggregate reserve requirements. The interest on the Term Loan is 1/2% higher than the interest rate on the Revolver Loan. The Loan Facility is secured by a pledge of the assets of the borrowers and a pledge of the outstanding capital stock of the subsidiaries of the Company. As of December 31, 1999, the principal amount outstanding under the Term Loan was $0.89 million and the principal amount outstanding under the Revolver Loan was $5.21 million.

     The Loan Facility contains certain covenants that include maintenance of certain financial ratios, maintenance of certain amounts of working capital and net worth as well as other affirmative and negative covenants. At December 31, 1999, the Company was not in compliance with certain of these covenants. On March 30, 2000, the Company entered into an amended credit agreement whereby the non-compliance at December 31, 1999 was waived and new financial covenants were negotiated through December 31, 2001, which reflect the Company's current projections. The Loan Facility is due to expire on January 7, 2002.

     Pursuant to the Management Agreement with Founders Management Services, Inc. ("Founders"), the Company paid Founders, for its origination and negotiating services in connection with the acquisitions of Battery Network and the Loan Facility, $240,000. The Company also issued to the designees of Founders warrants to purchase 100,000 shares of Common Stock at a price of $4.125 per share. Since June 1998 when Messrs. Haber and Teeger resigned as officers and directors of the Company, Founders has provided no services to the Company and the Company has not paid any fees to Founders. Although neither the Company nor Founders has formally terminated the Management Agreement, both parties have acted as if the Management Agreement has been terminated.

     In December 1999, Founders filed a lawsuit in the United States District Court for the Southern District of New York against the Company alleging the Company owed Founders the amount of approximately $493,000 for a purportedly improper early termination of the Management Agreement. The Company believes its early termination of the agreement was proper and, therefore, believes the alleged amount claimed is not due to Founders. In addition, the Company has asserted counterclaims related to Founders' services under the Management Agreement.

     Based upon its present plans, management believes that operating cash flow, available cash and available credit resources will be adequate to make the repayments of indebtedness described herein, to meet the working capital cash needs of the Company and to meet anticipated capital expenditure needs during the 12 months ending December 31, 2000. Although the Company would like to issue shares of Common Stock as its primary method of financing acquisitions, it anticipates that additional funds will be required to successfully implement its acquisition program, and will use various methods to finance acquisitions, including raising new equity capital, for this purpose. There is no guarantee that such financing will be available to the Company in the future.

SEASONALITY AND INFLATION

     The Company's net sales typically show little or no significant seasonal variations.

     The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.

YEAR 2000

     The Company identified its various applications and hardware that required modification or replacement to be Year 2000 ("Y2K") compliant. In addition, the Company contacted its vendors and significant customers regarding their Y2K compliance plans. Y2K introduced the potential for errors and miscalculations related to IT and non-IT systems, which were not designed to accommodate a date of year 2000 and beyond. As of March 27, 2000 the Company had encountered no significant Y2K-related problems.

     The Company incurred costs related to Y2K for outside consultants and capital expenditures in 1999, 1998 and 1997, which aggregated approximately $466,000 of which $256,000 related to the Wireless Products Segment. The Company did not separately track the internal costs for the Y2K project. This cost is principally the payroll costs for the information systems department.

     The most significant remaining risk to the Company regarding Y2K would be interruption of business due to vendor and customer non-compliance. As the Company has not experienced any major problems to date related to Y2K, it does not have a contingency plan. However, in the event that the Company develops future problems, the failure to have a contingency plan could have a material adverse effect on the Company.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk - The Company's only financial instruments with market risk exposure are revolving credit borrowings and variable rate term loans, which totaled $6,104,522 at December 31, 1999. Based on this balance, a change of one percent in the interest rate would cause a change in interest expense of approximately $61,045 or $0.01 per share (or $0.005) per share net of an income tax benefit calculated using the Company's historical statutory rates, on an annual basis.

     These instruments were not entered into for trading purposes and carry interest at a pre-agreed upon percentage point spread from one of several designated base rates. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

     Foreign Currency Risk - The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements with international customers and suppliers are denominated in U.S. dollars. The Wireless Products Segment purchases over 90% of its products from manufacturers located overseas, principally in the Far East. The depreciation of the U.S. dollar against the major Asian currencies could, therefore, cause an increase in the cost of the Company's products and adversely affect its results of operations or financial condition.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The audited financial statements of the Company appear beginning on page F-1 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On October 25, 1999, the Company terminated the engagement of Deloitte & Touche LLP as the Company's independent auditors and appointed Arthur Andersen LLP to audit the Company's consolidated financial statements for the year ended December 31, 1999, as more fully discussed in the Company's Current Report on Form 8-K for October 25, 1999, as subsequently amended on November 12, 1999 and December 22, 1999.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth as of March 24, 2000, the name of each Director and executive officer of the Company, his or her principal occupation and the nature of all positions and offices with the Company held by him or her. The Directors of the Company will hold office until the next Annual Meeting of Stockholders.


                                                                       FIRST
                                                                       BECAME
NAME                         AGE                   OFFICE             DIRECTOR
----                         ---                   ------            ----------
Christopher F. McConnell      46           Chairman of the Board        1998
Stephen Rade                  62        President, Chief Executive      1996
                                           Officer and Director
Ronald E. Badke               54  Chief Financial Officer and Secretary
Robert W. Tauber              75                   Director             1996
Allan Kalish                  74                   Director             1998
Christopher C. Cole           44                   Director             1998
Barbara M. Henagan            41                   Director             1999
Bradley T. MacDonald          52                   Director             1999

     Each executive officer serves at the discretion of the Board of Directors.

     Mr. McConnell has been Chairman of the Board of the Company since December 1998. He is also currently Chairman of the Board of CFM Technologies, Inc. For the past five years, he has been either Chairman or President and Chief Executive Officer of CFM Technologies, Inc. Mr.

McConnell also serves as a director of V-Span, Inc., a privately held company located in Pennsylvania.

     Mr. Rade has been President and Chief Executive Officer of the Company since June 1998. From 1996 until June 1998, he was Executive Vice President of the Company. He has been a Director since April 1996. He has been the President, Chief Executive Officer and a Director of Advanced Fox Antenna, Inc. since he founded that company in 1990.

     Mr. Badke has been Chief Financial Officer of the Company since November 1995 and Secretary of the Company since March 1999. He was a Senior Vice President and the Chief Financial Officer of Shoe Town Inc. from 1984 through September 1994, positions he later held (September to November 1995) with Natures Elements. Mr. Badke, a certified public accountant, had been a consultant from October 1994 through August 1995.

     Mr. Tauber has been a director of the Company since 1996. In addition, he has served as the President of Tauber since it was founded by him in 1975 and as a director of Tauber from 1975 until April 1996.

     Mr. Kalish is the owner of Kalish & Associates, a consulting firm specializing in marketing, advertising and public relations, which he founded in 1986. Kalish & Associates serves advertisers, marketers and advertising agencies throughout the country, including three New York Stock Exchange companies. Prior to founding Kalish & Associates, Mr. Kalish managed Kalish & Rice, Inc., one of the largest advertising agencies in Philadelphia. Mr. Kalish served as a member of the Board of Directors of Checkpoint Systems, Inc., a New York Stock Exchange company, from 1993 to 1997.

     Ms. Henagan was elected to the Company's Board of Directors in March 1999. For the past five years, she has been a Senior Managing Director of Bradford Ventures, Ltd. Since July 1999, she has served as Manager of Linx Partners. Ms. Henagan also serves on the Board of Directors of General Bearing Corporation and Hampton Industries.

     Mr. MacDonald was elected a Director of the Company in March 1999. He is the Chairman of the Board and Chief Executive Officer of HealthRite, a position he has held since January 1998. Prior thereto, he was appointed as Program Director of the U.S. Olympic Coin Program of the Atlanta Centennial Olympic Games. Mr. MacDonald previously was employed by HealthRite as its Chief Executive Officer from September 1996 to August 1997. From 1991 through 1994, Mr. MacDonald was Deputy Director and Chief Financial Officer of the Retail, Food and Hospitality and Recreation Business for the United States Marine Corps.

     Mr. Cole was elected as a Director of the Company in February, 2000. He is currently President of the FKI Logistex Systems Division of FKI, Plc., a publicly traded company in the United Kingdom ("FKI"). Until the acquisition of Pinnacle Automation by FKI in early 2000, Mr. Cole was employed by Pinnacle as its Chief Operating Officer and served as a director of Pinnacle since June 1997 and as Executive Vice President from March 1994 to June 1997. Mr. Cole has served on the Board of Directors of the Cincinnati chapter of the American Red Cross since 1989 and is currently chairman of its board.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than ten percent of its Common Stock to file with the Securities and Exchange Commission and The Nasdaq Stock Market initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to it and written representations with respect to the year ended December 31, 1999, the Company's officers, directors and greater than ten percent shareholders were in compliance with all applicable Section 16(a) filing requirements, except Stephen Rade, the Company's Chief Executive Officer, President and a Director, who inadvertently failed to file a report on Form 5 for the year ended December 31, 1999.


ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth for the years ended December 31, 1999, 1998, and 1997, the compensation for services rendered in all capacities to the Company and subsidiaries by the Chief Executive Officer and the Company's other executive officer for the year ended December 31, 1999.

SUMMARY COMPENSATION TABLE

NAME                                 PERIOD                   SALARY ($)
----                                 ------                   ----------
Stephen Rade,                 Year ended 12/31/99            398,000 (1)
  Chief Executive Officer,    Year ended 12/31/98            350,000 (2)
  President and Director      Year ended 12/31/97            350,000 (3)



Ronald E. Badke               Year ended 12/31/99            135,000
  Chief Financial Officer     Year ended 12/31/98            135,000
  and Secretary               Year ended 12/31/97            129,515 (4)

(1)  Includes a bonus of $200,000 earned in 1999 and payable in 2000.
(2) Includes a bonus of $200,000 earned in 1998 and deferred pursuant to an agreement relating to the acquisition of Advanced Fox. See Item 12.
(3) Includes a bonus of $200,000 earned in 1997 and deferred pursuant to an agreement relating to the acquisition of Advanced Fox. See Item 12.
(4)  Does not include a bonus of $15,000 earned in 1996 and paid in 1997.

EMPLOYMENT AGREEMENTS

     The employment agreements between the Company and each of Messrs. Rade, Tauber and Badke terminated on April 1998, April 1999 and March 1999, respectively.

DIRECTORS

     The Company does not pay a fee to its directors. It reimburses those directors who are not employees of the Company for their expenses incurred in attending meetings.

STOCK OPTIONS

     Under the Company's 1995 stock option plan (the "plan"), the Company's board of directors or a stock option committee appointed by the board may grant stock options to officers, key employees, directors, and independent consultants of the Company. Currently, 600,000 shares of the Company's common stock are subject to the plan.

     Neither of the Company's executive officers was granted options in 1999.

     The following table sets forth the number of shares which underlie unexercised options held at December 31, 1999 by the executive officers named in the Summary Compensation Table. Neither of those officers exercised options during 1999.

                         FISCAL YEAR END OPTION VALUES

                      NUMBER OF SHARES UNDERLYING
                      UNEXERCISED OPTIONS AT FISCAL
                              YEAR END (1)
                    ----------------------------------
NAME                  EXERCISABLE        UNEXERCISABLE
----                 --------------     ----------------
Stephen Rade             25,000                   0
Ronald E. Badke          60,000                   0

(1) The exercise price of all outstanding options at December 31, 1999 was greater than the market value of the shares covered by those options.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 24, 2000, as supplied to the Company, regarding the beneficial ownership of the Common Stock by all persons known to the Company who own more than 5% of the outstanding shares of the Company's Common Stock, each director of the Company, each executive officer of the Company named in the Summary Compensation Table included elsewhere in this report and all executive officers and directors as a group. Unless otherwise indicated, based on information provided to the Company by the directors, executive officers and principal shareholders, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.



                                    NUMBER OF
                                     SHARES
                                  BENEFICIALLY
NAME*                               OWNED (1)                    PERCENTAGE (2)
-----                            -------------                  ----------------
Christopher F. McConnell (3)         167,567                          3.3%

Robert W. Tauber (4)                 252,333                          4.9%

Stephen Rade (5)                     699,000                         13.6%

Ronald E. Badke (6)                   60,000                          1.2%

Christopher C. Cole (7)                5,500                            **

Allan Kalish (8)                      33,000                            **

Barbara M. Henagan (9)               240,164                          4.7%

Bradley T. MacDonald (10)              5,500                            **

                                    NUMBER OF
                                     SHARES
                                  BENEFICIALLY
NAME*                               OWNED (1)                    PERCENTAGE (2)
-----                            -------------                  ----------------

A. G. EDWARDS                        575,140                          10.8%

Fiser Correspondent Services, Inc.   273,495                           5.1%

Directors and Officers as a group  1,463,064                          27.5%
(8 persons) (11)



* The business address of each shareholder named in this table, with the exception of A.G. Edwards and Fiser Correspondent Services, Inc.,
     is Wireless Xcessories Group,Inc., 1840 County Line Road, Huntingdon Valley, PA 19006. The address of A.G. Edwards is 125 Broad Street, 40th Floor, New York, New York 10004, and the address of Fiser Correspondent Services, Inc. is 1125 17th Street, Denver, Colorado 80202.
**   Less than 1%.

(1) For purposes of this table, a person or group is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within 60 days.

(2) Percentage ownership is based on 5,132,732 shares of Common Stock outstanding on March 24, 2000. For purposes of computing the percentage of outstanding shares held by each such person or group of persons named above, any security which such person or group of persons has the right to acquire within 60 days is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)  Includes exercisable options to purchase 11,500 shares.

(4)  Includes exercisable options to purchase 57,333 shares.

(5)  Includes exercisable options to purchase 25,000 shares.

(6)  Includes exercisable options to purchase 60,000 shares.

(7)  Includes options to purchase 5,500 shares.

(8)  Includes exercisable options to purchase 25,500 shares.

(9)  Includes exercisable options to purchase 7,000 shares.

(10) Includes exercisable options to purchase 5,500 shares.

(11) Includes exercisable options to purchase 197,333 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In consideration for the acquisition of Tauber and Advanced Fox, the Company in April 1996 issued to Robert W. Tauber, a director of the Company, 300,000 shares of Common Stock and a five year option to purchase an additional 50,000 shares at $5.00 per share. This option remains unexercised.

     The principal offices of Advanced Fox, which comprise approximately 7,000 square feet in Huntingdon Valley, Pennsylvania, are occupied under a month-to-month lease with Rade Limited Partnership, of which Mr. Rade and his wife are the partners. The lease, as amended with respect to additions to the facility, provides for an annual rent of $70,000 with the tenant obligated to pay the applicable real estate taxes and maintenance and insurance costs. The Company expects that it will terminate this lease on or about April 30, 2000. The Company at that time will relocate its principal offices to space leased from a third party.

     Rental payments for the twelve months ended December 31, 1999, 1998 and 1997 were $76,462, $76,000 and $76,000, respectively.

PRIOR MANAGEMENT

     Messrs. Warren H. Haber, the former Chairman of the Board, and John L. Teeger, the former Vice President, Secretary and Director of the Company, were the sole stockholders, officers and directors of Founders. Pursuant to the Management Agreement between Founders and the Company dated as of June 6, 1995, as subsequently amended, Founders was to provide advice and consultative services regarding management, overall strategic planning, acquisition policy, relations with commercial and investment banking institutions, and stockholders matters to or on behalf of the Company. In addition to an annual base fee of $150,000 and a fee based on the Company's profits, Founders was entitled to receive originating fees with respect to acquisitions or financings for which it performed originating services. This fee was to be calculated by reference to the fee customarily charged by non-affiliated investment bankers or professional originators for transactions of similar size and nature. To determine the fees customarily charged, the Company was to review then current proxy statements and investment publications and consult with nonaffiliated investment bankers for the computation of originating fees in similar transactions as those in which the Founders' originating services have been employed. The amount of the fee was subject to the approval of a majority of the Directors not affiliated with Founders. Founders received for its origination and consultation services in connection with the combination with Advanced Fox and Tauber a fee of $150,000; and in connection with the Battery Network acquisition and related financing of $13,000,000, a fee of $240,000 and five year warrants to purchase 100,000 shares of Common Stock at a price of $4.125 per share. These warrants were split equally by Messrs. Haber and Teeger as designees of Founders.

     In February 1998, the Management Agreement was revised by mutual consent to, among other things, eliminate the origination and incentive fee provisions of the original agreement. The revised agreement thereby limited fees that were payable to Founders to an annual fee of $150,000, payable monthly.

     Since June 1998, when Messrs. Haber and Teeger resigned as officers and directors of the Company, Founders has provided no services to the Company and the Company has not paid any fees to Founders. Although neither the Company nor Founders has formally terminated the Management

Agreement, both parties have acted as if the Management Agreement has been terminated. Founders has initiated a lawsuit against the Company with respect to this Management Agreement, as discussed under Item 4 above.


                                    PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) The following documents are filed as a part of this Report.

     1. Financial Statements - The financial statements and schedules required by this item begin on page F-1 of this report. The Reports of Independent Public Accountants appear on pages F-2 and F-3 of this report.

     All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

     2. Exhibits - The following is a list of exhibits. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.


 Exhibit
  Number
---------
3.1       Certificate of Incorporation of Company and amendments thereto*
3.2       By-Laws*
4.1       Form of Common Stock Certificate*
4.2       Form of Warrant*
10.1      Warrant Agreement related to Redeemable Stock Purchase Warrants*
10.2 Form of Purchase Option issued to underwriter of initial public offering*
10.3      Form of Preferred Stock, Series A Certificate*
10.4      1995 Stock Option Plan of Company*
10.5      Forms of Option Agreement under the Plan
10.6      Option issued to Mr. Robert W. Tauber*
10.7 Management Services Agreement between the Company and Founders Management Services, Inc., as amended*
10.8      Lease between Advanced Fox Antenna, Inc. and Rade Limited Partners*
10.9 Registration Rights Agreement between the Company and Messrs. Tauber and Rade*
10.10     Form of Warrant issued to each of Warren H. Haber and John L.
          Teeger **
10.11     Revolving Credit, Term Loan and Security Agreement, dated
          January 6, 1997 among IBJ Schroder Bank & Trust Company as Agent and the Company, Advanced Fox Antenna, Inc., Tauber Electronics Inc., Battery Acquisition Corp., Specific Energy Corporation, Battery Network, Inc. and W.S. Battery & Sales Company, Inc.**
10.12 Amendment No. 1 and Joinder Agreement among the Company, certain of its

 Exhibit
  Number
---------

          affiliates and IBJ Schroder Bank & Trust Company***
10.13 Waiver and Amendment to Revolving Credit, Term Loan and Security Agreement by and among the Company, certain of its affiliates and IBJ Schroder Bank & Trust Company****
10.14 Waiver and Amendment to Revolving Credit, Term Loan and Security Agreement by and among the Company, certain of its affiliates and IBJ Schroder Bank & Trust Company*****
10.15 Asset Purchase Agreement with respect to the sale of substantially all of the assets of Tauber Electronics, Inc.******
21        List of Subsidiaries
27        Financial Data Schedule

* Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-80939) and incorporated by reference thereto.
** Filed as an exhibit to the Company's Current Report on Form 8-K for January 7, 1997 and incorporated by reference thereto.
*** Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1997 and incorporated by reference thereto.
**** Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated by reference hereto.
***** Filed as an exhibit to the Company's Quarterly Report for the three months ended June 30, 1998 and incorporated by reference thereto. ******Filed as an exhibit to the Company's Current Report on Form 8-K for
      January 27, 2000 and incorporated by reference thereto.

     (b) During the quarter ended December 31, 1999, the Company filed a Current Report on Form 8-K, dated October 29, 1999 reporting information under "Item 4. Changes in Registrant's Certifying Accountant" regarding the Company's termination of the Company's independent auditors, Deloitte & Touche LLP, on October 25, 1999 and the appointment of Arthur Andersen, LLP to audit the Company's consolidated financial statements for the year ended December 31, 1999. This Current Report was amended on November 12, 1999 to include a letter from Deloitte & Touche LLP confirming the comments contained in Item 4 of the original Current Report. A second amendment to this Current Report was made on December 22, 1999 to include a letter from Deloitte & Touche LLP confirming the comments contained in the November 12, 1999 amendment.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WIRELESS XCESSORIES GROUP, INC.

                                      By:  /s/ Stephen Rade
                                           -------------------------------------
                                           Stephen Rade
                                           Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Name                                    Title                                       Date
----                                    -----                                       -----

/s/ Christopher F. McConnell          Chairman of the Board                     March 29, 2000
----------------------------
Christopher F. McConnell


/s/ Ronald E. Badke                   Chief Financial Officer and               March 29, 2000
----------------------------
Ronald E. Badke                       Secretary (principal financial officer)


/s/ Stephen Rade                      Chief Executive Officer,                  March 29, 2000
----------------------------
Stephen Rade                          President and Director
                                      (principal executive
                                      officer)


/s/ Robert W. Tauber                  Director                                  March 29, 2000
----------------------------
Robert W. Tauber


/s/ Allan Kalish                      Director                                  March 29, 2000
----------------------------
Allan Kalish


/s/ Christopher C. Cole               Director                                  March 29, 2000
----------------------------
Christopher C. Cole


/s/ Barbara M. Henagan                Director                                  March 29, 2000
----------------------------
Barbara M. Henagan


/s/ Bradley T. MacDonald              Director                                  March 29, 2000
----------------------------
Bradley T. MacDonald




               WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                ------------------------------------------------
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
            -------------------------------------------------------

                                                                         PAGE
                                                                         ----

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS                                F-2

CONSOLIDATED BALANCE SHEETS                                              F-4

CONSOLIDATED STATEMENTS OF OPERATIONS                                    F-5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                          F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS                                    F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               F-9

CONSOLIDATED SUPPORTING SCHEDULE FILED:
  II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES                    S-1


All other schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or in the Notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Wireless Xcessories Group, Inc.

We have audited the accompanying consolidated balance sheet of Wireless Xcessories Group, Inc. (formerly, Batteries Batteries, Inc.) (a Delaware corporation) and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Xcessories Group, Inc. and subsidiaries at December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statement taken as a whole.

                                                             ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
   March 30, 2000

                                    INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Wireless Xcessories Group, Inc.

We have audited the accompanying consolidated balance sheet of Wireless Xcessories Group, Inc. (formerly, Batteries Batteries, Inc.) and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1998, and the results of their operations and their cash flows for the two years in the period ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP /s/

San Diego, California
   March 30, 1999

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                -------------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                        December 31
                                                   -----------------------

                                                   1999                1998
                                                -------------     --------------
           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                      $   365,827       $    330,647
  Accounts receivable (net of allowance for
   doubtful accounts of $120,467
   and $170,317, respectively)                     5,119,283          3,958,358
  Inventories                                      5,204,220          3,907,802
  Prepaid expenses and other current assets          187,651            282,849
  Income tax refund receivable                       586,746            367,394
  Current deferred income taxes                      379,227            297,223
  Net current assets held for sale                 1,984,817          5,174,915
                                                 ------------       ------------
             Total current assets                 13,827,771         14,319,188

PROPERTY AND EQUIPMENT - net                         999,223            832,033

EXCESS OF COST OVER NET ASSETS ACQUIRED
  (net of accumulated amortization of
  $111,814 and $69,361, respectively)                949,508            991,961

NET NONCURRENT ASSETS HELD FOR SALE                  737,090          4,854,022

OTHER ASSETS                                         171,736            322,915
                                                ------------      -------------
       Total assets                              $16,685,328       $ 21,320,119
                                                 ============      =============
   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
CURRENT LIABILITIES:
 Current portion of long-term debt               $   600,000       $    600,000
 Bank overdraft                                      344,654            526,691
 Accounts payable                                    999,839            411,465
 Accrued payroll and related benefits              1,013,962            719,629
 Other accrued expenses                            1,504,143            528,981
                                                 ------------      -------------
      Total current liabilities                    4,462,598          2,786,766
                                                 ------------      -------------
LONG-TERM DEBT                                     5,504,522          8,865,156
                                                 ------------      -------------
COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
 Preferred stock, par value $.001, 1,000,000
 shares authorized, no shares issued
 or outstanding                                            -                  -
 Common stock, par value $.001, 10,000,000
  shares authorized, 5,132,732 and 4,743,000
  shares, respectively, issued and outstanding         5,133              4,743
 Additional paid-in capital                       11,203,806         10,715,830
 Accumulated deficit                              (4,490,731)        (1,052,376)
                                                 ------------      -------------
      Total stockholders' equity                   6,718,208          9,668,197
                                                 ------------      -------------
      Total liabilities and stockholders' equity $16,685,328        $21,320,119
                                                 ============      =============



The accompanying notes are an integral part of these consolidated financial statements.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                --------------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------



                                                   For the Years Ended December 31
                                      --------------------------------------------------
                                               1999               1998             1997
                                      --------------------------------------------------
NET SALES                                    $31,652,681   $  24,852,022   $  20,171,234
COST OF SALES                                 16,034,150      13,775,932      12,351,661
                                             -----------   -------------   -------------
  Gross profit                                15,618,531      11,076,090       7,819,573
                                             -----------   -------------   -------------
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                    11,557,821       8,905,593       6,674,254
                                             -----------   -------------   -------------
INTEREST EXPENSE, net                            394,893         311,412         234,446
                                             -----------   -------------   -------------
     Income before income taxes                3,665,817       1,859,085         910,873

INCOME TAX EXPENSE                             1,322,917         880,333         397,892
                                             -----------   -------------   -------------
     Net income from continuing
       operations                              2,342,900         978,752         512,981
                                             -----------   -------------   -------------
DISCONTINUED OPERATIONS:
    (Loss) income from operations
       (net of tax benefit (provision)
       of $847,186, $1,259,405 and
       ($167,483), respectively)              (1,504,077)     (2,482,345)         55,022
     Estimated loss on sale of
       subsidiaries (net of tax
       benefit of $225,140, $0 and
       $0, respectively)                      (4,277,178)       (558,112)              -
                                             -----------   -------------   -------------
     Net (loss) income from
       discontinued operations                (5,781,255)     (3,040,457)         55,022
                                             -----------   -------------   -------------
Net income (loss)                             (3,438,355)     (2,061,705)        568,003

PREFERRED STOCK DIVIDEND REQUIREMENTS                  -               -          15,000
                                             -----------   -------------   -------------
     Net income (loss) attributable to
        common stockholders                  $(3,438,355)     (2,061,705)        553,003
                                             ===========   =============   =============
Earnings (loss) per common share - Basic:
     Income from continuing operations       $      0.47   $        0.21   $        0.11
     Income (loss) from discontinued
        operations                                 (1.15)          (0.64)           0.01
                                             -----------   -------------   -------------
     Net income (loss) per common
         share                               $     (0.68)  $       (0.43)  $        0.12
                                             ===========   =============   =============
Earnings (loss) per common share - Diluted:
     Income from continuing operations       $      0.46   $        0.21   $        0.11
     Income (loss) from discontinued
        operations                                 (1.15)          (0.64)           0.01
                                             -----------   -------------   -------------
  Net income (loss) per common share         $     (0.69)  $       (0.43)  $        0.12
                                             ===========   =============   =============

     The accompanying notes are an integral part of these consolidated financial statements.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                ------------------------------------------------

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------



                                 Preferred Stock                 Common Stock          Additional      Retained
                             ---------------------------  -------------------------     Paid-in        Earnings
                              Shares         Amount          Shares         Amount       Capital       (Deficit)          Total
                             ----------   -----------     ----------      ----------   ------------    ----------      ------------

BALANCE, DECEMBER 31, 1996        -        $     -         4,000,000      $    4,000   $  7,999,838   $  456,326      $  8,460,164

   Issuance of common stock
     to former stockholders
     of Battery Network           -              -           550,000             550      2,269,200            -         2,269,750
   Issuance of common stock to
     former stockholders of
     Cliffco of Tampa Bay         -              -           193,000             193        446,792            -           446,985
  Preferred stock dividends paid  -              -                 -               -              -      (15,000)          (15,000)

  Net income                      -              -                 -               -              -      568,003           568,003
                             ----------   -----------     ----------      ----------   ------------    ----------      ------------
BALANCE, DECEMBER 31, 1997        -              -         4,743,000           4,743     10,715,830    1,009,329        11,729,902

  Net loss                        -              -                 -               -              -   (2,061,705)       (2,061,705)
                             ----------   -----------     ----------      ----------   ------------    ----------      ------------
BALANCE, DECEMBER 31, 1998        -              -         4,743,000           4,743     10,715,830   (1,052,376)        9,668,197

  Issuance of common stock        -              -           389,732             390        487,976            -           488,366
  Net loss                        -              -                 -               -              -   (3,438,355)       (3,438,355)
                             ----------   -----------     ----------      ----------   ------------    ----------      ------------
BALANCE, DECEMBER 31, 1999        -       $      -         5,132,732      $    5,133   $ 11,203,806  $(4,490,731)     $  6,718,208
                             ==========   ===========     ==========      ===========  ============   ===========      ============



     The accompanying notes are an integral part of these consolidated financial statements.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                ------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------


                                                         For the Years Ended December 31
                                              ------------------------------------------------
                                                  1999                1998                 1997
                                               -----------        -------------      -------------

OPERATING ACTIVITIES:
  Net income (loss)                           $ (3,438,355)      $  (2,061,705)       $   568,003
  Adjustments to reconcile
   net income (loss) to net
   cash provided by (used in)
   operating activities--
    Depreciation and amortization                  888,271             749,402            647,190
    Allowance for doubtful accounts
    provision                                      402,153             326,915            400,275
    Deferred income tax (benefit)
    provision                                     (165,183)              8,405            173,933
    Estimated loss on sale of
    subsidiaries                                   562,848                   -                  -
    Impairment of excess cost
    over net assets acquired                     3,939,470             558,112                  -
  Changes in assets and liabilities,
    net of effects from acquisitions--
    Accounts receivable                             98,586             160,137         (2,138,462)
    Inventories                                  1,556,752           2,040,204         (2,460,565)
    Prepaid expenses and other assets             (375,415)            (95,227)          (128,760)
    Accounts payable and accrued expenses          194,204            (105,948)         1,174,459
                                               -----------        -------------      -------------
           Net cash provided by
            (used in) operating
            activities                           3,663,331           1,580,295         (1,763,927)
                                               -----------        -------------      -------------

INVESTING ACTIVITIES:
  Purchase of property and equipment,
    net                                           (755,883)           (619,820)          (633,265)
  Disposal of Specific Energy Corporation                -             715,000                  -
  Acquisition of businesses, net of
   cash acquired                                         -                   -         (8,844,006)
                                               -----------        -------------      -------------
           Net cash (used in) provided by
            investing activities                  (755,883)             95,180         (9,477,271)
                                               -----------        -------------      -------------

FINANCING ACTIVITIES:
  Borrowing under Term Loan Facility                     -                   -          3,000,000
  Borrowing under Revolving Credit Facility              -                   -          8,892,028
  Issuance of common stock                         488,366                   -                  -
  Redemption of preferred stock                          -                   -           (750,000)
  Net payments on borrowings                    (3,360,634)         (1,885,257)        (1,742,012)
  Dividends paid                                         -                   -            (50,000)
  Prepaid financing and acquisition
    costs relating to the Battery
    Network acquisition                                  -                   -           (178,000)
                                               -----------        -------------      -------------

            Net cash (used in) provided
              by financing activities           (2,872,268)         (1,885,257)         9,172,016
                                               -----------        -------------      -------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                              35,180            (209,782)        (2,069,182)
                                               -----------        -------------      -------------
CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                330,647             540,429          2,609,611
                                               -----------        -------------      -------------
CASH AND CASH EQUIVALENTS, END OF YEAR         $   365,827      $      330,647        $   540,429
                                               ===========       ==============      =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

    Cash paid during year for--
      Interest                          $  606,500       $     863,337         $  617,520
                                        ===========       ==============      =============
      Income taxes                      $  378,843       $     412,341         $  508,071
                                        ===========       ==============      =============
NON-CASH ITEMS:
    Proceeds from issuance of common
      stock to stockholders--
        To Stockholders of Battery
          Network                       $        -       $           -         $2,269,000
        To Stockholders of Cliffco of
          Tampa Bay                              -                   -            446,985
                                        -----------        -------------      -------------
             Total proceeds from
                issuance of common
                stock to stockholders   $        -       $           -         $2,715,985
                                        ===========       ==============      =============

     The accompanying notes are an integral part of these consolidated financial statements.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                ------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   -------------------------------------------

Name Change
-----------
In March 2000, Batteries Batteries, Inc. changed its name to Wireless Xcessories Group, Inc.

Business Description
--------------------
Wireless Xcessories Group, Inc. and its subsidiaries (collectively, the "Company") are engaged in the distribution of batteries, battery accessories and cellular accessories, and components in the United States. During the fourth quarter of 1999, the Company began selling products via the newly created e-commerce subsidiary, AccessorySolutions.com, Inc.

Principles of Consolidation
----------------------------
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

Cash Equivalents
-----------------
The Company considers all highly liquid investments with a maturity date of three months or less from the date of purchase to be cash equivalents.

Concentration of Risk
----------------------
The Company utilizes its excess cash to reduce its bank borrowings. The Company has not experienced any losses on its cash accounts or short-term investments. The Company sells its products to commercial businesses and retail consumers primarily in the United States. Through its continuing relationships with these customers, the Company performs credit evaluations and generally does not require collateral. The Company maintains a reserve for potential credit losses, and such losses have been minimal. No single customer accounted for greater than 10% of consolidated net sales during any of the years presented.

In 1999, the Company purchased approximtaely 49% of its products from three Far East suppliers. One supplier accounted for approximately 20% of all purchases and the other two suppliers each accounted for approximately 14% of all purchases.

Inventories
------------
Inventories consist of cellular accessories and are carried at the lower of cost, determined on a first-in, first-out basis (FIFO), or market value.

Property and Equipment
-----------------------
Property and equipment are stated at cost. Additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation and amortization of property and equipment is calculated under the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives are five to seven years for furniture and fixtures and three to ten years for machinery and equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of their leases. Depreciation expense was $368,505, $267,815 and $158,954 in 1999, 1998 and 1997, respectively, and is included in selling, general and administrative expense in the consolidated statements of operations.

Other Assets
-------------
Other assets in 1999 consist primarily of purchased internal use software and refundable deposits. Other assets in 1998 consists primarily of deferred bank financing fees, which were amortized over the life of the Loan Facility (see
Note 4). Amortization expense was $95,000, $90,000 and $90,000 in 1999, 1998 and 1997, respectively.

Excess of Cost Over Net Assets Acquired
---------------------------------------
The excess of cost over net assets acquired is being amortized on a straight-line basis over twenty-five years. The carrying value of the excess cost over net assets acquired is periodically reviewed to determine whether impairment exists. The review is based on comparing the carrying amounts to the undiscounted estimated cash flows before interest charges from operations over the remaining amortization period. In connection with this review, the Company recognized an impairment of $3,939,470 in 1999 related to Battery Network, Inc. as a result of the decision to exit the Battery Segment (see Note 2) and $558,112 in 1998 related to Specific Energy Corporation.

Revenue Recognition
--------------------
Revenue is recognized at the time of shipment. Revenue related to the web site vendor agreements at AccessorySolutions.com, Inc. is recognized ratably over the related contract period.

Income Taxes
-------------
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial reporting basis and tax basis of assets and liabilities, measured using enacted tax rates. The impact of changes in tax rates is reflected in income in the period in which the change is enacted.

Discontinued Operations
------------------------
During the first quarter of 2000, the Company sold most of the assets and transferred certain liabilities of Tauber Electronics, Inc. (see Note 2). In addition, the Company has developed a plan, which has been approved by the Board of Directors of the Company, to dispose of Battery Network, Inc. The Company expects that the disposition will be completed during 2000. As these two companies represent all of the Company's remaining businesses within its Battery Segment, the Company has accounted for this segment as discontinued operations.

The results of operations for the Battery Segment have been classified as discontinued operations for all periods presented in the consolidated statements of operations and balance sheets. The assets and liabilities of the discontinued operations have been classified in the accompanying consolidated balance sheets as "Net assets held for sale" and "Net noncurrent assets held for sale." Discontinued operations have not been segregated in the accompanying consolidated statements of cash flows, and, therefore, amounts of certain captions will not agree with the respective consolidated statements of operations. Net sales for the Battery Segment were $16,137,635, $26,601,820 and $33,802,978 for the years ended December 31, 1999, 1998 and 1997, respectively.

The Company allocated interest not specifically associated with any segment based upon a ratio of net tangible assets. Interest expense allocated to discontinued operations was $256,000, $479,000 and $491,000 in 1999, 1998 and
1997, respectively.

Earnings Per Share
------------------
Basic earning per share (EPS) is computed using the weighted average number of common shares outstanding for the period while diluted EPS is computed assuming conversion of all dilutive securities such as options. Included below is a reconciliation of shares for the basic and diluted EPS computations.


                                  1999              1998               1997
                               ----------         ----------        -----------
Basic EPS Shares               5,013,537          4,743,000         4,688,803
Dilutive effect of stock
  options and warrants            38,213             16,677             2,283
                               ---------          ---------         ---------
Diluted EPS Shares             5,051,750          4,759,677         4,691,086
                               =========          =========         =========


There is no difference between net income (loss) per common share on a basic and diluted EPS basis. In 1999, the stock options and warrants had an antidilutive effect on earnings per share from discontinued operations; therefore, they have not been included in the related calculation.

Options to purchase 130,532, 108,865 and 140,000 shares with exercise prices ranging from $1.875 to $5.00 and warrants to purchase 2,400,000, 2,400,000 and 2,400,000 shares with exercise prices ranging from $4.13 to $5.00 were outstanding at December 31, 1999, 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the option's exercise price was greater than the average market price of the common shares.

Disclosures About Fair Value of Financial Instruments
-----------------------------------------------------
The carrying value at December 31, 1999 of the Company's financial instruments approximated their fair value primarily due to the short maturities of these instruments.

New Accounting Pronouncements
------------------------------
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Costs," and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Although the Company is not currently required to report under SFAS No. 133, the Company is analyzing the potential impact of implementing SFAS No. 133 and does not believe that implementation, when required, will have a material impact on the Company's financial statements.

Employee Stock Options
-----------------------
The Company applies Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," which recognizes compensation costs based on the intrinsic value of an equity instrument recorded. The Company has applied APB No. 25 to its stockholder compensation awards to employees and has disclosed the required pro forma effect on net income (loss) per share. (See
Note 5).

Use of Estimates in the Preparation of Financial Statements
------------------------------------------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
-----------------
Certain amounts in prior years have been reclassified to conform to the current year presentation.

2.  ACQUISITIONS AND DIVESTITURES:
    ------------------------------

Effective January 1, 1997, the Company acquired the business and related assets of Battery Network, Inc. and affiliated companies ("Battery Network"), which currently operates principally in California and had combined revenues of approximately $23.0 million for the year ended December 31, 1996. The purchase price of approximately $11.2 million consisted of (i) approximately $8.3 million in cash; (ii) 550,000 shares of Common Stock valued at a price of $4.125 per share and five year options to purchase an additional 225,000 shares at an exercise price of $4.50 per share, and (iii) approximately $590,000 in transaction costs.

The Battery Network agreement also provided the sellers the contingent right to receive additional consideration of up to $1.0 million in cash, 350,000 shares of Common Stock and five year options to acquire 250,000 shares of Common Stock. Payment of the additional consideration is based on the excess amount by which the combined "pre-tax income" as defined, of Battery Network and Tauber exceeded certain levels for the following three years. The sellers also entered into employment agreements and were granted options under the Company's Stock Option Plan to purchase an aggregate of 50,000 shares of Common Stock. During this period, there was no additional consideration earned or paid by the Company to the sellers of Battery Network.

In accordance with the decision to exit the Battery Segment (see Note 1 - Discontinued Operations), the Company has evaluated the net realizable value of net assets of the Battery Network business. In connection with this evaluation, the Company has determined that the unamortized excess of cost over net assets acquired at December 31, 1999 is not realizable and, therefore, has recognized a related impairment of $3,939,470. In addition, the Company has recorded a reserve for the estimated operating losses and costs to dispose of the business of $152,242 (net of $101,496 tax benefit). Such amounts are included in the 1999 net loss from discontinued operations in the accompanying consolidated statements of operations.

In May 1997, the Company acquired the business and related assets of Cliffco of Tampa Bay, Inc. ("CTB"). The purchase price of approximately $615,000 consisted of (i) cash of approximately $75,000, (ii) 193,000 shares of common stock valued at $2.35 per share or $446,985 and (iii) approximately $93,000 in transaction costs. In addition, the Company assumed liabilities of $1,162,000. As part of its assumption of liabilities, the Company paid at the closing indebtedness of CTB of approximately $560,000. The CTB agreement provided the president and sole stockholder of the seller with a three-year employment agreement. This employment agreement has been terminated.

The cash portion of the purchase price of each transaction, as well as the repayment of CTB debt of $560,000 to its collateralized lender was funded with a portion of the proceeds of a borrowing pursuant to a Revolving Credit, Term Loan and Security Agreement (see Note 4).

The Battery Network acquisition and CTB acquisition were accounted for as purchases in accordance with Accounting Principles Board Opinion No. 16. The total purchase price, net of cash acquired, was allocated to the assets acquired and liabilities assumed based on their estimated fair values, as follows:


                                                     (In Thousands)
                                            Battery Network             CTB
                                           -----------------   ---------------
Accounts receivable                            $  2,522           $    648
Inventories                                       4,679                347
Property and equipment                              185                 79
Other assets                                        177                 32
Accounts payable, accrued expenses and debt      (1,307)            (1,321)
Excess of cost over net assets acquired           4,458              1,061
                                              -------------        -----------
           Total                               $ 10,714           $    846
                                              =============        ===========


The excess of the cost over the net assets acquired is being amortized over a period of 25 years. The results of operations of CTB are included with those of the Company for the periods subsequent to the date of acquisition. The results of Battery Network are included in loss from discontinued operations for each of the years presented.

The pro forma consolidated results of operations for the year ended December 31, 1997 would not have been materially different if the CTB acquisition would have been completed at the beginning of 1997.

During the second quarter of 1998, the Company made the decision to exit the retail battery business and explore the sale of Specific Energy Corporation ("Specific Energy") in Phoenix, Arizona (which is the Company's sole retail facility). Consistent with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of," management determined that a portion of the carrying value of the Company's excess of cost over net assets acquired was impaired. Accordingly, the Company recorded a charge of $558,112, which principally represented the remaining unamortized excess of cost over net assets acquired that resulted from the Company's acquisition of Specific Energy in 1995. On September 14, 1998, the Company sold the retail assets of Specific Energy for cash proceeds of approximately $715,000, which represented the approximate carrying value of the net assets sold and applicable transaction costs.

On January 27, 2000, the Company sold substantially all of the assets and certain liabilities of Tauber Electronics, Inc. for $1,489,427, consisting of cash of $1,005,854 and a note receivable of $519,708 bearing interest at 1% above prime, as defined and payable over 5 years. Any outstanding principal or accrued interest is due in full on January 26, 2005. The principal amount of this note was subsequently reduced to $483,573, effective on March 15, 2000, to reflect the final valuation of transferred assets. The note is subject to further adjustment (only upward) during the first quarter of 2001 based on the valuation of certain inventory reserves. The related loss on the sale of $185,466 (net of $123,644 tax benefit) has been reflected in the estimated loss on sale of subsidiaries within the net loss from discontinued operations in the 1999 consolidated statement of operations.

3. PROPERTY AND EQUIPMENT:
   -----------------------

Property and equipment consists of the following:

                                                     December 31,
                                          -------------------------------------
                                                  1999               1998
                                           ----------------    ----------------
Machinery and equipment                     $   1,496,197       $   1,062,352
Furniture and fixtures                            242,617             191,550
Vehicles                                           49,265              49,265
Leasehold improvements                            195,085             143,192
                                           ----------------    ----------------
                                                1,983,164           1,446,359
Less accumulated depreciation                    (983,941)           (614,326)
                                           ----------------    ----------------
Property and equipment, net                 $     999,223       $     832,033
                                           ================    ================

4. LONG-TERM DEBT:

Long-term debt consists of the following:

                                                     December 31,
                                          -------------------------------------
                                                   1999            1998
                                          ----------------     ----------------
Revolving Loan Facility                       $  6,104,522       $   9,465,156
Less current portion                              (600,000)           (600,000)
                                          ----------------     ----------------
Long-term debt, net of current portion        $  5,504,522       $   8,865,156
                                          ================     ================

The weighted average interest rates in effect on debt for the years ended December 31, 1999 and 1998 was 7.30% and 8.25%, respectively.

The Company entered into a Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997, as subsequently amended (the "Loan Facility"), with IBJ Whitehall-Financial Group (formerly known as IBJ Schroder Bank and Trust Company), as Agent ("IBJ"). The Loan Facility consists of a $3,000,000 Term Loan (the "Term Loan") payable in 35 monthly installments of $50,000 each with the balance to be paid at maturity and a Revolving Credit Facility (the "Revolver Loan") of up to $10,000,000 to be advanced at the rate of 80% of eligible accounts receivable and 40% of inventories. The Revolver Loan bears interest at the rate of 1/4 of 1% plus the higher of i) the base commercial lending rate of IBJ or ii) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 1/4 of 1%, or, at the option of the Company at the Eurodollar rate plus 2%. The Eurodollar rate is defined as LIBOR for a designated period divided by one less the aggregate reserve requirements. The interest on the Term Loan is 1/2% higher than the interest rate on the Revolver Loan. The Loan Facility is secured by a pledge of the assets of the borrowers and pledge of the outstanding capital stock of the subsidiaries of the Company. As of December 31, 1999, the principle amount outstanding of the Term Loan is $889,218 and the Revolver Loan is $5,215,304.

The Loan Facility contains certain covenants which include maintenance of certain financial ratios, maintenance of certain amounts of working capital and net worth as well as other affirmative and negative covenants. It also prohibits the payment of dividends of common stock without consent. At December 31, 1999, the Company was not in compliance with certain of these covenants. On March
30, 2000, the Company entered into an amendment to the Loan Facility, whereby the non-compliance at December 31, 1999 was waived, and the financial covenants through December 31, 2000 were amended to reflect the Company's current projections. The Loan Facility is due to expire on January 7, 2002.

5. STOCKHOLDERS' EQUITY:
   ----------------------

Preferred Stock
----------------
The Board of Directors of the Company, without action by the stockholders, is authorized to issue shares of Preferred Stock in one or more series and, within certain limitations, to determine the voting rights (including the right to vote as a series on particular matters), preferences as to dividends and in liquidation, conversion, redemption and other rights of each such series. The Board of Directors could issue a series with rights more favorable with respect to dividends, liquidation and voting than those held by the holders of any class of Common Stock. In 1995, the Company issued 1,000,000 shares of Preferred Stock, Series A in connection with a private placement. The Preferred Stock, Series A shares were nonvoting and were redeemed in accordance with their terms one year following consummation of the initial public offering at the redemption price of $1.00 per share plus accrued dividends from the date of issuance at the rate of 8% per annum of the redemption price. In May 1996, the Company redeemed 250,000 shares of Preferred Stock. In April 1997, the Company redeemed the remaining 750,000 shares of the Preferred Stock.

Common Stock
-------------
The shares of Common Stock have one vote per share. None of the shares have preemptive or cumulative voting rights, redemption rights, are or will be liable for assessment or further calls. The holders of the Common Stock are entitled to dividends when declared from funds legally available therefore.

On April 23, 1999, the Company raised $488,366 (net of costs of $10,434) through a private placement of 389,732 shares of its common stock to two of its Board members (Christopher F. McConnell, Board Chairman, and Barbara M. Henagan) and to two other related parties.

Stock Options
--------------
The Company, on June 6, 1995, adopted the Company's Stock Option Plan (the "Plan"), which as amended in December 1995, authorizes the Board of Directors or a Stock Option Committee appointed by the Board to grant up to 250,000 qualified stock options and non-qualified stock options to officers and key employees, directors and independent consultants, with directors who are not employees and consultants eligible only to receive non-qualified stock options. The Board of Directors in 1995 granted under the Plan options to purchase 20,720 shares of Common Stock to two directors at a price of $2.89 per share. In 1996, the Company granted under the Plan five-year options to purchase an aggregate of 195,000 shares of Common Stock to employees. The options are exercisable at the initial Offering price per share of $5.00. In 1997, the Company granted, under the Plan, five-year options to purchase an aggregate of 75,000 shares of Common Stock to employees of the Company. The options are exercisable at prices ranging from $2.80 to $4.50 per share. In

1998, the shareholders of the Company approved an amendment to the Plan increasing the number of shares granted by 350,000 to an aggregate total of 600,000 for the plan. In addition in 1998, the Company granted, under the Plan, five-year options to purchase an aggregate of 455,000 shares of Common Stock to directors and employees of the Company. The options are exercisable at prices ranging from $1.38 to $2.69 per share. In 1999, the Company granted, under the Plan, one-year options to purchase 85,000 shares of Common Stock to a director of the Company. The options are exercisable at prices ranging from $1.38 to $1.88 per share. The Company also granted, under the Plan, ten-year options to purchase 95,000 shares of Common Stock to directors and employees of the Company. The options are exercisable at $1.38 per share. At December 31, 1999 and 1998, there are a total of 244,468 and 296,135, respectively, shares available for grant.

The following information pertains to the stock options outstanding for the three years ending December 31, 1999:


                                                                    Weighted
                                                                    Average
                                              Number of              Share
                                               Shares                Price
                                           ---------------       -------------
Options outstanding at January 1, 1997         215,720              $  4.80
   Granted                                      75,000                 3.93
   Forfeited                                  (105,000)               (5.00)
                                           ---------------
Options outstanding at December 31, 1997       185,720                 4.33
   Granted                                     455,000                 2.17
   Forfeited                                  (336,855)               (3.12)
                                           ---------------
Options outstanding at December 31, 1998       303,865                 2.47
   Granted                                     180,000                 1.40
   Forfeited                                  (128,333)               (1.59)
                                           ---------------
Options outstanding at December 31, 1999       355,532                 2.23
                                           ===============
Options exercisable at December 31, 1999       301,365                 2.37
                                           ===============

The following table summarizes information as of December 31, 1999 concerning currently outstanding and exercisable options:



           Option Outstanding                                             Options Exercisable
           ------------------                                             ---------------------
                                           Weighted
                                           Average
                                          Remaining       Weighted                          Weighted
  Range of            Number             Contractual       Average           Number         Average
Exercise Price      Outstanding          Life (Years)   Exercise Price    Exercisable    Exercise Price
--------------     -------------        --------------  --------------    -----------    --------------

$1.38 - $5.00         355,532                 4             $2.21           301,365          $2.34

The outstanding stock options as of December 31, 1999 vest as follows: (a) half of the option shares are vested on the date of grant with an additional one-half vesting in the first anniversary therefrom (158,000 options outstanding at December 31, 1999); or (b) one-third of the option shares are vested on the date of the grant with an additional one-third vesting on the first and second anniversaries therefrom, respectively (86,667 options outstanding at December 31, 1999); or (c) one hundred percent of the option shares are vested on the date of grant (118,865 options outstanding at December 31, 1999).

As provided for in SFAS No. 123, "Accounting for Stock-Based Compensation," the Company utilizes the intrinsic value method of expense recognition under APB No.
25. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation expense for the stock option plans been determined consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been the pro forma amounts indicated below:


                                            1999           1998            1997
                                            ----           ----            ----
Net income from continuing operations:
       As reported                       $ 2,342,900    $  978,752    $ 512,981
       Pro forma                           2,295,818       943,314      177,464
Basic net income from continuing
  operations per common share:
       As reported                       $      0.47    $     0.21    $    0.11
       Pro forma                                0.46          0.20         0.04
Diluted net income from continuing
  operations per common share:
       As reported                       $      0.46    $     0.21    $    0.11
       Pro forma                                0.45          0.20         0.04

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.2%, 5.5% and 6.0% for 1999, 1998 and 1997, respectively; expected dividend yield of 0%; expected life of 5 years; and expected volatility of 95%, 117% and 83% for 1999, 1998 and 1997, respectively.

Additionally, in connection with the Battery Network acquisition in 1997, the Company issued options to purchase 225,000 shares of common stock at an exercise price of $4.50 per share and, in connection with the Tauber acquisition in 1996, issued options to purchase 50,000 at an exercise price of $5.00 per share.

Warrants
--------
In connection with the initial public offering, the Company sold 2,300,000 redeemable warrants to purchase the Company's Common Stock.

Each Warrant is exercisable at a price of $5.00 per share after April 8, 1997 and is redeemable by the Company thereafter at a price of $0.01 per Warrant upon not less than 30 days' prior written notice if the last sale price of the Common Stock has been at least $7.50 per share on the 20 consecutive trading days ending on the third day prior to the date on which the notice of redemption is given.

Also, in connection with the acquisition of Battery Network, on January 7, 1997 the Company issued five-year warrants to purchase 100,000 shares of common stock at a price of $4.125 per share.

6. PROFIT SHARING PLAN:
   --------------------

Tauber has a profit sharing plan covering substantially all of its employees. Tauber makes contributions to the plan at its discretion. The plan allows participating employees to make voluntary deposits into the plan, subject to annual limits. Contributions to the plan were $0, $35,275 and $141,123 for the years ended December 31, 1999, 1998, and 1997, respectively.

7. INCOME TAXES:
   -------------

The provision (benefit) for income taxes consists of:


                                       1999              1998              1997
                                     ----------      ------------      -------------
Current:
    Federal                        $  1,277,187     $    662,916        $    417,115
    State                               127,734          338,228             143,991
                                     ----------      ------------      -------------
                                      1,404,921        1,001,144             561,106
                                     ----------      ------------      -------------
Deferred:
    Federal                            (139,776)         (91,740)           (152,317)
    State                                57,772          (29,071)            (10,897)
                                     ----------      ------------      -------------
                                        (82,004)        (120,811)           (163,214)
                                     ----------      ------------      -------------
Total provision for income taxes   $  1,322,917     $    880,333        $    397,892
                                     ==========      ============      =============


     In conformity with SFAS No. 109, deferred tax assets and liabilities are classified based on the financial reporting classification of the related assets and liabilities which give rise to temporary book/tax differences. Deferred taxes related to the following temporary differences are as follows:


                                                         December 31,
                                         ---------------------------------------
                                             1999                   1998
                                         -----------------     -----------------
Deferred income tax assets:
   Accrued compensation                    $  238,000             $    163,167
   Inventory reserve                           97,609                   41,605
   Bad debts reserve                           50,596                   75,792
   Other                                       61,460                   82,005
                                         -----------------     -----------------
                                              447,665                  362,569
                                         -----------------     -----------------
Deferred income tax liabilities:
  State taxes                                  26,260                   45,903
  Other                                        42,178                   19,443
                                         -----------------     -----------------
                                               68,438                   65,346
                                         -----------------     -----------------
Net deferred tax asset                     $  379,227              $   297,223
                                         =================     =================

The Company has determined that no valuation allowance for the net deferred tax asset is required as of December 31, 1999 and 1998, as the future realization of such tax benefits is considered to be more likely than not through the combination of carryback availability, certain tax planning strategies that would allow for acceleration of deductible temporary differences to utilize the remaining carryback availability and through expected future taxable income.

The effective income tax rate varied from the U.S. Federal statutory tax rate as follows:

                                                      1999              1998            1997
                                                 --------------    --------------   ------------
Statutory income tax rate                            34.0%              34.0%           34.0%
State income taxes, net of federal tax benefit        3.4               11.0            10.4
Goodwill                                              0.4                0.7             1.6
Meals and entertainment                               0.2                0.5               -
Other                                                (1.9)               1.2            (2.3)
                                                 --------------    --------------   ------------
Effective tax rate                                   36.1%              47.4%           43.7%
                                                 ==============    ==============   ============

During 1999, the Company amended certain prior period state tax returns resulting in certain refunds received in 1999 and others to be received in 2000.

At December 31, 1998, the Company generated a federal net operating loss of approximately $1,549,088. During 1999, the Company carried back the entire federal net operating loss resulting in a refund of $518,609. As this refund was not received until January 2000, it is classified as a tax refund receivable in the accompanying consolidated balance sheets.

8. COMMITMENTS AND CONTINGENCIES:
   -----------------------------

The Company is from time to time, party to litigation arising in the normal course of its business. Based on consultation with legal counsel, management does not believe that any such claims or litigation will have a material adverse effect on the financial position or results of operations of the Company.

The Company leases various types of warehouse and other space and equipment, furniture and fixtures under noncancellable operating lease agreements, which expire at various dates. Certain leases for warehouse and other space contain rental escalation clauses based on the Consumer Price Index. Future minimum lease payments under noncancellable operating leases for the years ending December 31, are as follows:

               2000                 $       475,432
               2001                         448,979
               2002                         422,355
               2003                         403,870
               2004 and thereafter          188,105
                                    ----------------
               Total                $     1,938,741
                                    ================

Rent expense for all operating leases for the years ended December 31, 1999, 1998 and 1997 was $429,625, $291,123 and $190,822, respectively.

9. RELATED PARTY TRANSACTIONS:
   ---------------------------

Messrs. Warren H. Haber, former Chairman of the Board and Chief Executive Officer and John L. Teeger, Vice President, Secretary and Director of the Company are the sole stockholders, officers and directors of Founders Management Services, Inc. ("Founders"). Founders had agreed, pursuant to an agreement (the "Management Agreement") dated as of June 6, 1995, as subsequently amended, to provide advice and consultative services regarding management, overall strategic planning, acquisition policy, relations with commercial and investment banking institutions, and stockholder matters to or on behalf of the Company. The agreement, which was for a term expiring in April 1999, subject to five one-year renewal options, provided for Founders to receive a base fee of $150,000 per annum. Founders was also to receive an additional fee of 5% of the Company's annual pre-tax income in excess of $750,000. Under the Management Agreement, Founders was also entitled to originating fees with respect to acquisitions or financing for which it performed originating services -- the fee to be that customarily charged by nonaffiliated investment bankers or professional originators for transactions or similar size and nature. Founders received a fee of $150,000 for its origination and consulting services in connection with the Mergers. Founders also received a fee of $240,000 for originating and negotiating services in connection with the acquisition of Battery Network and the Loan Facility, and was issued five-year warrants to purchase 100,000 shares of the Company's common stock at a price of $4.125 per share. In connection with the Management Agreement, the Company paid Founders $56,115 and $437,265 during the years ended December 31, 1998 and 1997, respectively. In February 1998, the Management Agreement was revised to eliminate the origination and incentive fee provisions of the original Management Agreement, and to establish April 30, 1999 as the expiration date. The revised Management Agreement thereby limits fees paid to Founders to an annual fee of $150,000. On May 5, 1998, both active principals of Founders resigned as officers and directors of the Company. As a result, the Company ceased making payments under the Management Agreement. In a lawsuit filed in November 1999, Founders alleges that the Company improperly repudiated this Management Agreement and is seeking damages. In March 2000, the Company filed an answer to the lawsuit and asserted counterclaims against Founders related to the Management Agreement. Based on consultation with legal counsel, management does not believe that this lawsuit will have a material adverse effect on the financial position or results of operations of the Company.

The Company leases certain office space in Pennsylvania from an affiliate of the current Chief Executive Officer of the Company. The lease expired on December 31, 1999 and is currently on a month-to-month basis with a mutually agreed termination date of April 30, 2000. Rent expense related to this lease was $76,462, $76,000 and $76,000 in 1999, 1998 and 1997, respectively.

The Company also leased certain office and warehouse space at branch locations in Illinois and New Jersey from an affiliate of the sellers of Battery Network. During June, 1998 and July, 1999, these leases were terminated by mutual consent with no further obligation of the Company. Rent expense related to these leases were $46,901, $138,734 and $176,551 in 1999, 1998 and 1997, respectively.

10. SEGMENT DISCLOSURE:
    -------------------

As a result of the decision to exit the Battery Segment, the Company effectively operates in one business segment, the Wireless Products Segment, which distributes cellular telephone accessory products including batteries, chargers and antennas throughout North and South America. The Wireless Products Segment is headquartered in Huntingdon Valley, Pennsylvania and consists of Advanced Fox Antenna, Cliffco of Tampa Bay, Inc. and AccessorySolutions.com, Inc.

All revenue and essentially all long-lived assets were related to operators in the United States as of and for the years ended December 31, 1999, 1998, and 1997.

Export sales for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                    1999               1998           1997
                                  ----------       -----------   -------------
Europe, Middle East & Africa      $  45,472        $   31,139     $   42,644
Asia & Pacific                        8,345             8,479          9,539
Americas excluding United States    712,723         1,168,274      1,260,158
                                  ----------       -----------   -------------
Total                             $ 766,540        $1,207,892     $1,312,341
                                  ==========       ===========   =============

Receivables from export sales at December 31, 1999 and 1998 were approximately $313,680 and $224,311 respectively, for the Wireless Products Segment.

             INDEPENDENT AUDITORS' REPORT ON ADDITIONAL INFORMATION





To the Board of Directors and Stockholders of Wireless Xcessories Group, Inc.

Our audits at December 31, 1998 and 1997 and for the two years then ended were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The additional information included on
Schedule II on page S-1 is presented for the purpose of additional analysis and is not a required part of the basic consolidated financial statements. This additional information is the responsibility of the Company's management. Such information has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic consolidated financial statements taken as a whole.

                                                           DELOITTE & TOUCHE LLP


San Diego, California
 March 30, 1999

                                                                     Schedule II

                        WIRELESS XCESSORIES GROUP, INC.
                        ---------------------------------

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 ----------------------------------------------

                                         Beginning                                         Ending
Description                               Balance         Additions       Deductions       Balance
-----------                             -----------       ---------       ----------      ----------

Inventory reserves    January 1, 1997   $   162,192      $  125,000      $  135,219      $   151,973
                      January 1, 1998       151,973         400,097         458,575           93,495
                      January 1, 1999        93,495         221,701          32,704          282,492

Allowance for doubtful
accounts              January 1, 1997    $  123,264      $  144,726       $ 159,404      $   108,586
                      January 1, 1998       108,586         191,760         130,029          170,317
                      January 1, 1999       170,317         182,993         232,843          120,467
