Form 10-Q
period 2000-03-31
BATTERIES BATTERIES INC
filed 2000-05-16
CIK 1005504

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000.

                         Commission File Number 0-27996

                         WIRELESS XCESSORIES GROUP, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                         13-3835420
          --------                                         ----------
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NUMBER)


                              1840 COUNTY LINE ROAD
                           HUNTINGDON VALLEY, PA 19006
                    (Address of principal executive offices)

                                 (215) 494-0111
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 9, 2000, there were 5,222,080 shares of the registrant's Common Stock, par value $.001 per share, outstanding.

                         WIRELESS XCESSORIES GROUP, INC.

                  FORM 10-Q FOR THE PERIOD ENDED MARCH 31,2000



                                      INDEX
                                      -----


PART I.    FINANCIAL INFORMATION

ITEM 1.    Consolidated Financial Statements

           Consolidated Balance Sheet March 31, 2000 (unaudited)
           and December 31, 1999   ...........................................3

           Consolidated Statements of Operations for the three months ended
           March 31, 2000 (unaudited) and 1999 (unaudited)....................4

           Consolidated Statements of Cash Flows for the three months ended March 31, 2000 (unaudited) and 1999 (unaudited) .............5

           Notes to Consolidated Financial Statements  .......................6

ITEM 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations  ............................................8

ITEM 3.    Quantitative and Qualitative Disclosures
           About Market Risk  ...............................................10

PART II.   OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K  ................................11

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         WIRELESS XCESSORIES GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


                                                                   December 31, 1999        March 31, 2000
                                                                   -----------------        --------------
                         ASSETS                                                               (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                    $366                  $504
Accounts receivable (net of allowance of
 $120 and $162, respectively)                                               5,119                 4,225
Inventories                                                                 5,204                 5,265
Prepaid expenses and other current assets                                     188                   212
Income tax refund receivable                                                  587                    68
Current deferred income taxes                                                 379                   379
Net current assets held for sale                                            1,985                   726
                                                                          -------               -------
                     Total Current Assets                                  13,828                11,379

PROPERTY AND EQUIPMENT - Net                                                  999                 1,208
EXCESS OF COST OVER NET ASSETS
ACQUIRED (Net of accumulated amortization of $111 and $121,
    respectively)                                                             949                   939
NET NONCURRENT ASSETS HELD FOR SALE                                           737                   537
OTHER ASSETS                                                                  172                   670
                                                                          -------               -------
TOTAL ASSETS                                                              $16,685               $14,733
                                                                          =======               =======
             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt                                            $600                  $600
Bank overdraft                                                                344                   310
Accounts payable                                                            1,000                   811
Accrued payroll and related benefits                                        1,014                   965
Other accrued expense                                                       1,504                 1,323
                                                                          -------               -------
                   Total Current Liabilities                                4,462                 4,009
                                                                          -------               -------
LONG-TERM DEBT:                                                             5,505                 3,826
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.001, 1,000,000 shares                            --                    --
     authorized, no shares issued or outstanding
Common Stock, par value $.001, 10,000,000 shares authorized,
    4,743,000 and 5,137,080 shares, issued and outstanding,
    respectively                                                                5                     5
Additional paid-in capital                                                 11,204                11,210
Accumulated Deficit                                                        (4,491)               (4,317)
                                                                          -------               -------
                  Total Stockholders' Equity                                6,718                 6,898
                                                                          -------               -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $16,685               $14,733
                                                                          =======               =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         WIRELESS XCESSORIES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                              THREE MONTHS ENDED
                                                                  March 31, 1999         March 31, 2000
                                                                  --------------         --------------
NET SALES                                                             $6,146                $7,137
COST OF SALES                                                          2,940                 3,560
                                                                       -----                 -----
   Gross profit                                                        3,206                 3,577
SELLING, GENERAL AND ADMINISRATIVE EXPENSES                            2,342                 3,194
INTEREST EXPENSE, net                                                    104                    77
                                                                         ---                    --
   Income from continuing operations before income taxes                 760                   306
INCOME TAX EXPENSE                                                       350                   132
                                                                         ---                   ---
   Net income from continuing operations                                 410                   174
LOSS FROM DISCONTINUED OPERATIONS (net of tax benefit of
$204 and $0, respectively)                                              (260)                    -
                                                                         ---                   ---
   Net income                                                           $150                  $174
                                                                        ====                  ====
Earning (loss) per common share - Basic and Diluted:
      Income from continuing operations                                 $.09                  $.03

      Income  (loss) from discontinued operations                       (.06)                    -
                                                                        ----                   ---
      Net income per common share                                       $.03                  $.03
                                                                        ====                  ====
Basic weighted average common shares outstanding                   4,743,000             5,133,282
                                                                   =========             =========
Diluted weighted average common shares outstanding                 4,753,677             5,222,083
                                                                   =========             =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         WIRELESS XCESSORIES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                     THREE MONTHS ENDED
                                                              March 31, 1999           March 31, 2000
                                                              --------------           --------------
OPERATING ACTIVITIES:
Net income                                                         $150                    $174
Adjustments to reconcile net income to net cash
  provided by operating activities--
     Depreciation and amortization                                  199                     162
     Allowance for doubtful accounts provision                       86                      53
Change in Assets and Liabilities, net of effects from sale of
  Tauber Electronics
     Income tax refunds                                              --                     519
     Accounts receivable                                            423                   1,219
     Inventories                                                   (284)                    219
     Prepaid expenses and other assets                              (68)                    (34)
     Accounts payable and accrued expenses                          311                  (1,170)
                                                                 ------                  ------
         Net cash provided by operating activities                  817                   1,142
                                                                 ------                  ------

 INVESTING ACTIVITIES:
 Purchase of property and equipment                                (122)                   (337)
 Net cash proceeds from sale of Tauber assets                        --                   1,005
                                                                 ------                  ------
          Net Cash (used in) provided by investing activities      (122)                    668
                                                                 ------                  ------

FINANCING ACTIVITIES:
Borrowings under Loan Facility                                     (619)                 (1,678)
Issuance of common stock for options                                 --                       6
                                                                 ------                  ------
          Net cash used in financing activities                    (619)                 (1,672)
                                                                 ------                  ------
NET INCREASE IN CASH AND CASH EQUIVALENTS                            76                     138
                                                                 ------                  ------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      330                     366
                                                                 ------                  ------
CASH AND CASH EQUIVALENTS, END OF PERIOD:                          $406                    $504
                                                                 ======                  ======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for-
       Interest                                                    $167                    $113
                                                                =======                 =======
       Income taxes                                                 $62                    $303
                                                                =======                 =======


              The accompanying notes are an integral part of these
                       consolidated financial statements

                         WIRELESS XCESSORIES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

     The condensed financial statements included herein have been prepared by Wireless Xcessories Group, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

2. DISCONTINUED OPERATIONS

     On January 27, 2000, the Company sold substantially all of the assets and transferred certain liabilities of its wholly owned subsidiary, Tauber Electronics, Inc. ("Tauber"). As consideration for the sale, the Company received a cash payment of $1,005,854 on February 1, 2000 and a note in the amount of $519,708 due in 2005 with interest payments beginning upon the closing of the transactions and principal payments commencing during the first quarter of 2002. The principal amount of this note was subsequently reduced to $483,573, effective on March 15, 2000, to reflect the final valuation of transferred assets. The note is subject to further adjustment (only upward) during the first quarter of 2001 based on the valuation of certain inventory reserves. In addition, the Company has developed a plan, which has been approved by the Board of Directors of the Company, to dispose of Battery Network, Inc. The Company intends to, but cannot guarantee that it will, complete this disposition during calendar year 2000. As these two companies represent all of the Company's remaining businesses within its battery assembly and distribution segment (the "Battery Segment"), the Company has accounted for this segment as discontinued operations.

     The results of operations for the Battery Segment have been classified as discontinued operations for all periods presented in the consolidated statements of operations and balance sheets. The assets and liabilities of the discontinued operations have been classified in the accompanying consolidated balance sheets as "Net current assets held for sale" and "Net noncurrent assets held for sale." Discontinued operations have not been segregated in the accompanying consolidated statements of cash flows, and, therefore, amounts of certain captions will not agree with the respective consolidated statements of operations. Net sales for the Battery Segment were $1,508,782 and $4,894,000 for the quarters ended March 31, 2000 and 1999, respectively.

     The Company allocated interest not specifically associated with any segment based upon a ratio of net tangible assets. Interest expense allocated to discontinued operations was $72,000 and $27,000 for the quarters ended March 31, 1999 and 2000, respectively.

3. LOAN FACILITY

     The Company entered into a Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997, as subsequently amended March 30, 2000, (the "Loan Facility"), with IBJ Whitehall-Financial Group (formerly known as IBJ Schroder Bank and Trust Company), as agent ("IBJ").

     The Loan Facility consists of a $3,000,000 Term Loan (the "Term Loan") payable in 35 monthly installments of $50,000 each with the balance to be paid at maturity and a Revolving Credit Facility (the "Revolver Loan") of up to $10,000,000 to be advanced at the rate of 80% of eligible accounts receivable and 50% of inventories. The Revolver Loan bears interest at the rate of 1/4 of 1% plus the higher of (i) the base commercial lending rate of IBJ or (ii) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 1/4 of 1%, or, at the option of the Company at the Eurodollar rate plus 2%. The Eurodollar rate is defined as LIBOR for a designated period divided by one less the aggregate reserve requirements. The interest on the Term Loan is 1/2% higher than the interest rate on the Revolver Loan. The Loan Facility is secured by a pledge of the assets of the borrowers and a pledge of the outstanding capital stock of the subsidiaries of the Company. As of March 31, 2000, the principal amount outstanding of the Term Loan was $740,000 and the Revolver Loan was $3,686,000. The Loan Facility contains certain covenants, which include maintenance of certain financial ratios, maintenance of certain amounts of working capital, and net worth as well as other affirmative and negative covenants. It also prohibits the payment of dividends of common stock without consent. At December 31, 1999, the Company was not in compliance with certain of these covenants. On March 30, 2000 the Company entered into an amendment to the Loan Facility, whereby the non-compliance at December 31, 1999 was waived, and the financial covenants through December 31, 2001 were amended to reflect the Company's current projections. As of March 31, 2000, the Company was in compliance with these covenants. The Loan Facility is due to expire on January 7, 2002.

4. MANAGEMENT AGREEMENT

     In February 1998, the Management Agreement with Founders Management Services, Inc. ("Founders") was revised by mutual consent to, among other things, eliminate the origination and incentive fee provisions of the original agreement. On May 5, 1998, both active principals of Founders resigned as officers and directors of the Company, effectively terminating the relationship between the Company and Founders. In December 1999, Founders filed a lawsuit in the United States District Court for the Southern District of New York against the Company alleging the Company owed Founders the amount of approximately $493,000 for a purportedly improper termination of the Management Agreement. The Company believes its early termination of the agreement was proper and therefore believes that the alleged amount claimed is not due to Founders. In addition, the Company has asserted counterclaims related to Founders' services under the Management Agreement.

5. PRIVATE PLACEMENT

     On April 23, 1999, the Company raised $498,800 (net of costs of $10,434) through a private placement of 389,732 shares of its common stock to two of its Board Members Christopher F. McConnell, Board Chairman, and Barbara M. Henagan and to one other related party as part of up to a 500,000 share private offering exclusively to directors, officers and related parties.

6. SEGMENT DISCLOSURE

     As a result of decision to exit the Battery Segment, the Company effectively operates in one business segment, referred to as the Wireless Products Segment, which distributes cellular telephone accessory products including batteries, chargers and antennas throughout North and South America. The Wireless Products Segment is headquartered in Huntingdon Valley, Pennsylvania and consists of Advanced Fox Antenna, Cliffco of Tampa Bay, Inc. and AccessorySolutions.com, Inc. All revenue and essentially all long-lived assets were related to operations in the United States as of March 31, 2000 and for the quarters ended March 31,1999 and 2000.

     Export sales for the three months ended March 31, 1999 and 2000 were as follows:

                                                          (In Thousands)
                                                       1999          2000
                                                       ----          ----

Europe, Middle East & Africa                             $7           $29
Asia and Pacific                                          1             1
Americas excluding United States                        119           158
                                                        ---           ---
Total Export Sales                                     $127          $188
                                                       ====          ====

     Receivables from export sales at March 31, 2000 and 1999 were $198,573 and $224,926, respectively.


7. EARNINGS PER SHARE

     The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Earnings applicable to common stock and common shares utilized in the calculation of basic and diluted earnings per share ("EPS") are as follows:

                                                        Three Months Ended
                                                     March 31,     March 31,
                                                       1999          2000
                                                       ----          ----
Earnings:
 Net income from continuing operations            $  410,000      $  174,000
                                                  ==========      ==========
Shares:
 Weighted average number of common shares
  outstanding used in basic earnings per share
  calculation                                      4,743,000       5,133,282

 Dilutive effect of stock options and warrants        10,677          88,801
                                                  ----------       ---------

    Total shares used in diluted earnings per
     share calculation                             4,753,677       5,222,083
                                                  ==========       =========
 Basic and Diluted earnings per common share      $     0.09      $     0.03
                                                  ==========       =========

     Options to purchase 219,445 and 31,793 shares with exercise prices ranging from $1.38 to $5.00 and warrants to purchase 2,400,000 and 2,400,000 shares with exercise prices ranging from $4.13 to $5.00 were outstanding as of March 31, 1999 and March 31, 2000, respectively, but were not included in the computation of diluted EPS because the exercise price of the options and warrants was greater than the average market price of the common shares.

     As described in footnote 5, on April 23, 1999, the Company issued 389,732 common shares to two of its Board members and one other related party. This transaction would decrease the first quarter 1999 earnings per share by $.01 per common share.

     In the last week of April 2000, a former Board member exercised stock options for 85,000 common shares. This transaction would have had no effect on earnings per share reported for the period ended March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

     The following table represents the Company's statement of operations data expressed as a percentage of net sales for the respective periods:

                                                   Three Months Ended
                                              1999                 2000
                                              ----                 ----

Net Sales                                    100.0%                100.0%
Cost of Sales                                 47.8                  49.9
                                               ----                  ----
Gross Profit                                   52.2                  50.1
                                               ----                  ----
Selling, General &
Administrative Expenses                        38.1                  44.7
Interest Expense, net                           1.7                   1.1
                                                ---                   ---
Income from continuing operations
before income taxes                            12.4                   4.3
                                               ----                   ---
Income Tax Expense                              5.7                   1.8
                                                ---                   ---
Net income from continuing operations           6.7                   2.5
Loss from discontinued operations
(net of tax benefit)                          (4.8)                   0.0
                                              -----                   ---
Net Income                                     2.4%                  2.5%
                                               ====                  ====

     Three Months Ended March 31, 2000 ("2000") Compared to Three Months ended March 31, 1999 ("1999").

     Net sales increased by $1.0 million or 16%, from $6.1 million in 1999 to $7.1 million in 2000. The increase in sales is mainly attributable to Advanced Fox who registered an increase of approximately $860,000 or 19% over the same period in 1999. Advanced Fox achieved this increase by continuing its expansion of its customer base through aggressive selling and marketing strategies, which resulted in higher product sales volume. In addition, AccessorySolutions.com, Inc. contributed approximately $160,000 of sales for the current quarter (its business started up late in the third quarter of 1999), while Cliffco's net sales in 2000 were largely unchanged compared to its net sales in 1999.

     Gross profit increased by $0.4 million from $3.2 million in 1999 to $3.6 million in 2000 and gross profit as a percentage of sales decreased from 52.2% to 50.1%. The decrease in gross profit percentage was a result of added expenses due to more incentives given to customers in the form of expanded volume incentives and more specialized and customized services to attract new customers and expand current business to offset lower average unit selling prices and aggressive competition.

     Selling, general and administrative (SG&A) expenses increased from $2,342,000 in 1999 to $3,194,000 in 2000. As a percentage of sales, SG&A expenses increased from 38.1% in 1999 to 44.7% in 2000. The increase in SG&A was attributable to costs of $193,000 at AccesorySolutions.com in 2000 and an increase of approximately $600,000 at Advanced Fox in marketing, selling, and distribution costs to support the current and anticipated sales growth. The increase at Advanced Fox was due primarily to:

     - Occupancy costs due to the continued expansion of the Advanced Fox main distribution facility to handle substantially higher volume. Shipping volume in terms of both units and number of packages is rising at a much higher comparative percentage than the Company's overall sales rate due to lower average sales per unit and changes in customer sales mix.

     - The engagement of additional labor to handle increased customized packaging and labeling and sharply increased unit growth and to accommodate changes in the Company's customer needs and product mix.

     - Additional information systems and other professional costs to plan and implement upgrades to our information technology infrastructure and business systems in conjunction with the planned automation of our packaging, shipping, picking and receiving processes.


     Interest expenses decreased from $104,000 in 1999 to $77,000 in 2000 due primarily to decreased borrowings under the Company's Loan Facility resulting from the sale of 389,732 shares of common stock in April, 1999, the sale of Tauber in January, 2000, and cash provided from operations.

     The Company's effective income tax rate in 2000 is 43.1%. The Company's effective income tax rate in 1999 was 46.1%. The difference in tax rate is attributable to the effect of state income expense in the various states in which the entity operates.

LIQUIDITY AND CAPITAL RESOURCES:

     The Company's requirement for capital is to fund (i) sales growth and (ii) financing for acquisitions. Among other things, the funding of sales growth will involve capital equipment expenditures related to: (a) business system upgrades,
(b) warehouse and office facility upgrades and expansion, and (c) purchase of machinery and equipment in order to streamline receiving, shipping, and packaging operations. Future sales growth will also necessitate further investment in the development and enhancement of the Company's Web site and supporting systems. The Company's primary sources of financing during the twelve months ending March 31, 2000 were cash flow from operations, the sale of 389,732 shares of common stock in April, 1999, the sale of Tauber in January, 2000 and bank borrowings.

     The Company's working capital as of March 31, 2000 was $7,370,000. Net cash provided by operating activities for the three months ended March 31, 2000 and 1999 was $1,142,000 and $817,000, respectively. The Company was able to provide cash from operations of $389,000 from its net income of $174,000 as adjusted for non-cash items of depreciation and amortization of $162,000 and bad debt provision of $53,000. Cash provided from changes in assets and liabilities totaled $753,000 resulting from collections of income tax refunds of $519,000 and net decreases in accounts receivable of $1,219,000 and inventory of $219,000 less a decrease in accounts payable and accrued expenses of $1,170,000 and an increase in prepaid expenses of $34,000.

     Net cash provided by investing activities for the three months ended March 31, 2000 was $668,000 from gross cash proceeds of approximately $1,005,000 from the sale of substantially all of the assets of Tauber in January, 2000 partially offset by the purchase of property and equipment in the amount of $337,000. Net cash used in investing activities for the three months ended March 31, 1999 was $122,000, for the purchase of property and equipment.

     Cash used in financing activities for the three months ended March 31, 2000 was principally for $1,528,000 net payments under the Revolver Loan and $150,000 under the Term Loan. Cash used by financing activities for the three months ended March 31, 1999 was for $469,000 net payments under the Revolver Loan and $150,000 under the Term Loan. The Company had cash and cash equivalents of approximately $504,000 on March 31, 2000.

     The Loan Facility contains covenants that include maintenance of certain financial ratios, maintenance of certain amounts of working capital and net worth as well as other affirmative and negative covenants. At December 31, 1999, the Company was not in compliance with certain of these covenants. On March 30, 2000, the Company entered into an amended credit agreement whereby the non-compliance at December 31, 1999 was waived, the Loan Facility was extended for an additional one year period to January 7, 2002, and new financial covenants were negotiated through December 31, 2001, which reflect the Company's current projections. As of March 31, 2000, the Company was in compliance with these covenants.

     The Company estimates that it will incur capital expenditures of approximately $1,200,000 during the twelve months ended March 31, 2001, principally for the procurement of a new computer system and the software to upgrade the Company's business systems and to purchase machinery and equipment to enhance its warehousing, distribution and assembly operations.

     Based upon its present plans, management believes that operating cash flow, available cash and available credit resources will be adequate to make the repayments of indebtedness described herein, and meet the working capital cash needs of the Company and anticipated capital expenditure needs during the twelve months ending March 31, 2001.

YEAR 2000 ISSUES

     The Company identified its various applications and hardware that required modification or replacement to be year 2000 ("Y2K") compliant. In addition, the Company contacted its vendors and significant customers regarding their Y2K compliance plans. Y2K introduced the potential for errors and miscalculations related to IT and non-IT systems, which were not designed to accommodate a date of year 2000 and beyond. As of May 12, 2000, the Company had encountered no significant Y2K-related problems.

     The Company incurred costs related to Y2K for outside consultants and capital expenditures in 1999, 1998 and 1997, which aggregated approximately $466,000 of which $256,000 related to the Wireless Products Segment. The Company did not separately track the internal costs for the Y2K project. This cost is principally the payroll costs for the information systems department.

     The most significant remaining risk to the Company regarding Y2K would be the interruption of business due to vendor and customer non-compliance. As the Company has not experienced any major problems to date related to Y2K, it does not have a contingency plan. However, in the event that the Company develops future problems, the failure to have a contingency plan could have a material adverse effect on the Company.

SEASONALITY AND INFLATION

     Our quarterly operating results have fluctuated only to a limited extent in the past. However, with the discontinuation of the Battery Segment, it is likely that they will fluctuate significantly in the future with lower product revenues in the first and second quarters as compared with the third and fourth quarters. This fluctuation is due primarily to the lower demand for wireless accessories during the winter and spring months and higher demand during the December holiday season. In addition, our net sales could be affected in the future by business acquisitions.


     The impact of inflation on the Company's operations has not been significant to date. However, a high rate of inflation in the future poses a risk to the Company and its ability to sustain its operating results.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk - The Company's only financial instruments with market risk exposure are revolving credit borrowings and variable rate term loans, which total $4,426,000 at March 31, 2000. Based on this balance, a change of one percent in the interest rate would cause a change in interest expense for the three months ended March 31, 2000 of $44,260, or 0.01 per share (or $0.004 per share) net of income tax calculated using the Company's historical statutory rates, on an annual basis.

     These instruments are not entered into for trading purposes and carry interest at a pre-agreed upon percentage point spread from one of several designated base rates. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

     Foreign Currency Risk - The Company does not use foreign currency forward exchange contracts or purchase currency options to hedge local currency cash flows or for trading purposes. All sales arrangements with international customers and suppliers are denominated in U.S. dollars. The Company's Wireless Products Segment purchases over 90% of its products from manufacturers located overseas, principally in the Far East. The depreciation of the U.S. dollar against the major Asian currencies could, therefore, cause an increase in the cost of the Company's products and adversely affect its results of operations or financial condition.

                                     PART II

                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 -K

        (a)    Exhibits

               27       Financial Data Schedule

        (b)    Reports on Form 8-K

               On February 11, 2000, the Company filed a Current Report on Form 8-K with respect to the Company's sale of substantially all of the assets of Tauber Electronics, Inc., its wholly owned subsidiary, to Nexergy Tauber, Inc., a wholly owned subsidiary of Nexergy, Inc. The Current Report contained pro forma condensed consolidated statements of income and a condensed consolidated balance sheet to illustrate the estimated effects of such sale.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           By: /s/ Stephen Rade
                                              ---------------------------
Date:   May 16, 2000                       Stephen Rade
                                           Chief Executive Officer


                                           By: /s/ Ronald E. Badke
                                              ---------------------------
Date:    May 16, 2000                      Ronald E. Badke
                                           Chief Financial Officer