Form 10-Q
period 2000-06-30
BATTERIES BATTERIES INC
filed 2000-08-14
CIK 1005504

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 10, 2000, there were 5,222,080 shares of the registrant's Common Stock, par value $.001 per share, outstanding.

                         WIRELESS XCESSORIES GROUP, INC.
                  FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2000


                                      INDEX
                                      -----

PART I.     FINANCIAL INFORMATION

ITEM 1.     Consolidated Financial Statements

            Consolidated Condensed Balance Sheet June 30, 2000 (unaudited)
            and December 31, 1999.........................................................    3

            Consolidated Condensed Statements of Operations for the six months ended
            June 30, 2000 (unaudited) and 1999 (unaudited)................................    4

            Consolidated Statements of Cash Flows for the six months
            ended June 30, 2000 (unaudited) and 1999 (unaudited)..........................    5

            Notes to Consolidated Condensed Financial Statements..........................    6

ITEM 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations.........................................................    8

ITEM 3.     Quantitative and Qualitative Disclosures
            about Market Risk.............................................................   10

PART II.    OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K..............................................   11

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         WIRELESS XCESSORIES GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA )

                                                                              December 31, 1999     June 30, 2000
                                                                              -----------------     -------------
                                                                                                     (unaudited)
                             ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                            $366                 $503
Accounts receivable (net of allowance of
  $120 and $492, respectively)                                                      5,119                4,090
Inventories                                                                         5,204                5,136
Prepaid expenses and other current assets                                             188                  310
Income tax refund receivable                                                          587                   68
Current deferred income taxes                                                         379                  379
Net current assets held for sale                                                    1,985                  669
                                                                                  -------              -------

                         Total Current Assets                                      13,828               11,155

PROPERTY AND EQUIPMENT - Net                                                          999                1,428
EXCESS OF COST OVER NET ASSETS
ACQUIRED (Net of accumulated amortization of $111 and $132, respectively,             949                  928
NET NONCURRENT ASSETS HELD FOR SALE                                                   737                  505
OTHER ASSETS                                                                          172                  676
                                                                                  -------              -------
TOTAL ASSETS                                                                      $16,685              $14,692
                                                                                  =======              =======
                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt                                                    $600                 $600
Current portion- Capital leases payable                                                --                   35
Bank overdraft                                                                        344                  116
Accounts payable                                                                    1,000                  573
Accrued payroll and related benefits                                                1,014                  781
Other accrued expense                                                               1,504                1,517
                                                                                  -------              -------

                       Total Current Liabilities                                    4,462                3,622
                                                                                  -------              -------

LONG-TERM DEBT INCLUDING CAPITAL LEASE OBLIGATION:                                  5,505                4,049

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.001, 1,000,000 shares                                    --                   --
      authorized, no shares issued or outstanding
Common Stock, par value $.001, 10,000,000 shares authorized, 5,132,732 and
     5,222,080 shares, issued and outstanding,
     respectively                                                                       5                    5
Additional paid-in capital                                                         11,204               11,331
Accumulated Deficit                                                                (4,491)              (4,315)
                                                                                  -------              -------

                     Total Stockholders' Equity                                     6,718                7,021
                                                                                  -------              -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $16,685              $14,692
                                                                                  =======              =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         WIRELESS XCESSORIES GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                      THREE MONTHS ENDED JUNE 30   SIX MONTHS ENDED JUNE 30
                                                                         1999          2000            1999          2000
                                                                      ----------    ----------      ----------   ----------
NET SALES                                                             $    7,159    $    7,020      $   13,305   $   14,157
COST OF SALES                                                              3,670         3,484           6,610        7,044
                                                                      ----------    ----------      ----------   ----------
    Gross profit                                                           3,489         3,536           6,695        7,113
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ......................        2,511         3,291           4,853        6,485
INTEREST EXPENSE, net                                                        106            97             210          174
                                                                      ----------    ----------      ----------   ----------

    Income from continuing operations before income taxes .........          872           148           1,632          454

INCOME TAX EXPENSE                                                           388            63             738          195
                                                                      ----------    ----------      ----------   ----------

    Net income from continuing operations                                    484            85             894          259
LOSS FROM DISCONTINUED OPERATIONS (net of tax benefit of $204 and
$70,and $438 and $70 for the three months and six months,
respectively, .....................................................         (331)          (82)           (591)         (82)
                                                                      ----------    ----------      ----------    ---------

    Net income                                                        $      153    $        3      $      303    $     177
                                                                      ==========    ==========      ==========    =========

Earning (loss) per common share - Basic and Diluted:
        Income from continuing operations                                  $ .10    $      .02      $      .18    $     .05

        Loss from discontinued operations                                   (.06)         (.02)           (.12)        (.02)
                                                                      ----------    ----------      ----------    ---------

        Net income per common share                                   $      .04    $      .00      $      .06    $     .03
                                                                      ==========    ==========      ==========    =========

Basic weighted average common shares outstanding                       5,038,131     5,196,860       4,892,205    5,165,070
                                                                      ==========    ==========      ==========    =========

Diluted weighted average common shares outstanding                     5,049,036     5,212,890       4,902,996    5,243,681
                                                                      ==========    ==========      ==========    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         WIRELESS XCESSORIES GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            SIX MONTHS ENDED JUNE 30
                                                                            1999               2000
                                                                            ----               ----
OPERATING ACTIVITIES:
Net income                                                                 $   303            $   177
Adjustments to reconcile net income to net cash
   provided by operating activities--
       Depreciation and amortization                                           397                339
       Allowance for doubtful accounts provision                               183                372

Change in Assets and Liabilities, net of effects from sale of
   Tauber Electronics
       Income tax refunds                                                       --                519
       Accounts receivable                                                     879              1,191
       Inventories                                                           1,560                454
       Prepaid expenses and other assets                                      (181)              (133)
       Accounts payable and accrued expenses                                (1,437)            (1,796)
                                                                           -------            -------

           Net cash provided by operating activities                         1,704              1,123
                                                                           -------            -------

  INVESTING ACTIVITIES:
  Purchase of property and equipment                                          (373)              (698)
  Net cash proceeds from sale of Tauber assets                                  --              1,006
                                                                           -------            -------

             Net Cash (used in) provided by investing activities              (373)               308
                                                                           -------            -------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                         499
Net payments on borrowings                                                  (1,748)            (1,421)
Issuance of common stock  options                                               --                127
                                                                           -------            -------

             Net cash used in financing activities                          (1,249)            (1,294)
                                                                           -------            -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       82                137

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 330                366
                                                                           -------            -------

CASH AND CASH EQUIVALENTS, END OF  PERIOD                                     $412               $503
                                                                           =======            =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for-
         Interest                                                             $307               $199
                                                                           =======            =======

         Income taxes                                                         $120               $408
                                                                           =======            =======


              The accompanying notes are an integral part of these
                        consolidated financial statements

                         WIRELESS XCESSORIES GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

The results of operations for the Battery Segment have been classified as discontinued operations for all periods presented in the consolidated condensed statements of operations and balance sheets. The assets and liabilities of the discontinued operations have been classified in the accompanying consolidated balance sheets as "Net current assets held for sale" and "Net noncurrent assets held for sale." Discontinued operations have not been segregated in the accompanying consolidated statements of cash flows, and, therefore, amounts of certain captions will not agree with the respective consolidated statements of operations. Net sales for the Battery Segment were $4,381,429 and $507,831 for the three months ended June 30, 1999 and 2000, respectively, and $9,274,000 and $2,016,613 for the six months ended June 30, 1999 and 2000, respectively.

The Company allocated interest not specifically associated with any segment based upon a ratio of net tangible assets. Interest expense allocated to discontinued operations was $46,000 and $16,000 for the three months ended June 30, 1999 and 2000, respectively and $118,000 and $43,000 for the six months ended June 30, 1999 and 2000, respectively.

3. LOAN FACILITY

The Company entered into a Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997, as subsequently amended March 30, 2000, (the "Loan Facility"), with IBJ Whitehall-Financial Group (formerly known as IBJ Schroder Bank and Trust Company), as agent ("IBJ"). The Loan Facility consists of a $3,000,000 Term Loan (the "Term Loan") payable in 35 monthly installments of $50,000 each with the balance to be paid at maturity and a Revolving Credit Facility (the "Revolver Loan") of up to $10,000,000 to be advanced at the rate of 80% of eligible accounts receivable and 50% of inventories. The Revolver Loan bears interest at the rate of 1/4 of 1% plus the higher of (i) the base commercial lending rate of IBJ or (ii) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 1/4 of 1%, or, (iii) at the option of the Company at the Eurodollar rate plus 2%. The Eurodollar rate is defined as LIBOR for a designated period divided by one less the aggregate reserve requirements. The interest on the Term Loan is 1/2% higher than the interest rate on the Revolver Loan. The Loan Facility is secured by a pledge of the assets of the borrowers and a pledge of the outstanding capital stock of the subsidiaries of the Company. As of June 30, 2000, the principal amount outstanding of the Term Loan was $590,000 and the Revolver Loan was $3,993,000. The Loan Facility contains certain covenants, which include maintenance of certain financial ratios, maintenance of certain amounts of working capital, and net worth as well as other affirmative and negative covenants. It also prohibits the payment of dividends of common stock without consent. As of June 30, 2000, the Company was in compliance with these covenants. The Loan Facility is due to expire on January 7, 2002.

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

5. PRIVATE PLACEMENT

On April 23, 1999, the Company raised $498,800 (net of costs of $10,434) through a private placement of 389,732 shares of its common stock to two of its Board Members, Christopher F. McConnell, Board Chairman, and Barbara M. Henagan and to one other related party as part of up to a 500,000 share private offering exclusively to directors, officers and related parties.

6. SEGMENT DISCLOSURE

As a result of its decision to exit the Battery Segment, the Company effectively operates in one business segment, referred to as the Wireless Products Segment, which distributes cellular telephone accessory products including batteries, chargers and antennas throughout North and South America. The Wireless Products Segment is headquartered in Huntingdon Valley, Pennsylvania and consists of Advanced Fox Antenna, Cliffco of Tampa Bay, Inc. and AccessorySolutions.com, Inc. All revenue and essentially all long-lived assets were related to operations in the United States as of June 30, 2000 and for the three and six month periods.

Export sales for the three and six months ended June 30, 1999 and 2000 were as follows:

                                                                             (In Thousands)
                                                       Three Months Ended June 30     Six Months Ended June 30
                                                            1999        2000             1999           2000
                                                           ------      ------           ------         ------
Europe, Middle East & Africa                                  214        52                221             80
Asia and Pacific                                                4         2                  5              3
Americas excluding United States                              223       131                342            289
                                                           ------      ------           ------         ------
Total Export Sales                                            441       185                568            372
                                                           ======      ======           ======         ======


Receivables from export sales at June 30, 1999 and 2000 were $418,363 and $ 279,208, respectively.

7. EARNINGS PER SHARE

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." The calculation of basic and diluted earnings per share ("EPS") is as follows:

                                                                Three  Months Ended June 30     Six Months Ended June 30
                                                                   1999          2000           1999          2000
                                                                 ---------     ---------      ---------     ---------
Shares:
  Weighted average number of common shares
    outstanding used in basic earnings per share
    calculation                                                  5,038,131     5,196,860      4,892,205     5,165,070

  Dilutive effect of stock options and warrants                     10,905        16,030         10,791        78,611
                                                                 ---------     ---------      ---------     ---------

      Total shares used in diluted earnings per
        share calculation                                        5,049,036     5,212,890      4,902,996     5,243,681
                                                                 =========     =========      =========     =========


Options to purchase 215,855 and 107,960 shares with exercise prices ranging from $1.38 to $5.00 and warrants to purchase 2,400,000 and 100,000 shares with exercise prices ranging from $4.13 to $5.00 and $4.13 were outstanding as of June 30, 1999 and June 30, 2000, respectively, but were not included in the computation of diluted EPS because the exercise price of the options and warrants was greater than the average market price of the common shares.

On June 30, 2000, warrants to purchase 2,300,000 shares with an exercise price of $5.00 per share expired.

On May 24, 2000, the Board of Directors granted 127,500 stock options to certain Directors, an Officer of the Company and key employees at an option price equal to the fair market value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The following table represents the Company's statement of operations data expressed as a percentage of net sales for the respective periods:

                                      Three Months Ended  June 30       Six Months Ended June 30
                                           1999       2000                 1999        2000
                                           ----       ----                 ----        ----
Net Sales                                 100.0%     100.0%               100.0%      100.0%
Cost of Sales                              51.3       49.6                 49.7        49.8
                                           ----       ----                 ----        ----
Gross Profit                               48.7       50.4                 50.3        50.2
                                           ----       ----                 ----        ----
Selling, General &
Administrative Expenses                    35.1       46.9                 36.5        45.8
Interest Expense, net                       1.5        1.4                  1.6         1.2
                                           ----       ----                 ----        ----

Income from continuing operations
before income taxes                        12.1        2.1                 12.2         3.2

Income Tax Expense                          5.4         .9                  5.5         1.4
                                           ----       ----                 ----        ----

Net income from continuing operations       6.7        1.2                  6.7         1.8
Loss from discontinued operations
(net of tax benefit)                       (4.6)      (1.2)                (4.4)        (.6)
                                           ----       ----                 ----        ----

Net Income                                  2.1%       0.0%                 2.3%        1.2%
                                           ====       ====                 ====        ====

Three Months Ended June 30, 2000 ("2000") Compared to Three Months ended June 30, 1999 ("1999").

Net sales decreased by $.1 million or 2%, from $7.1 million in 1999 to $7.0 million in 2000. The decrease in sales is attributable to Cliffco who registered a decrease of approximately $648,000 or 31% over the same period in 1999 which was offset in part by Advanced Fox, which continued the expansion of its customer base by registering an increase of $ 362,000 or 7% from $5,136,000 in 1999 to $5,498,000 for the same period in 2000. In addition, AccessorySolutions.com, Inc. contributed approximately $147,000 of sales for the current quarter (its business started up late in the third quarter of 1999). Cliffco sales were off primarily as a result of a large drop in its carrier business resulting from the loss of key sales personnel earlier in the year. In that regard , the Company is challenging two former employees on non-compete provisions and is actively re-organizing and upgrading its sales and marketing programs to restore lost business.

Gross profit remained at $3.5 million in both the three months ended June 30, 1999 and 2000 but as a percentage of sales increased from 48.7% to 50.4%. The small increase in gross profit percentage was a result of improved initial selling margins on selected new products and outbound freight cost reductions which more than offset additional incentives given to customers in the form of expanded volume incentives and more specialized and customized services to attract new customers and expand current business to offset lower average unit selling prices and aggressive competition.

Selling, general and administrative (SG&A) expenses increased from $2,511,000 in 1999 to $3,291,000 in 2000. As a percentage of sales, SG&A expenses increased from 35.1% in 1999 to 46.9% in 2000. The increase in SG&A was attributable to costs of $193,000 at AccesorySolutions.com in 2000 and an increase of approximately $600,000 at Advanced Fox in marketing, selling, and distribution costs to support the current and anticipated sales growth. The increase at Advanced Fox was due primarily to:

  - Occupancy costs due to the continued expansion of the Advanced Fox main distribution facility to handle substantially higher volume. Shipping volume in terms of both units and number of packages is rising at a much higher comparative percentage than the Company's overall sales rate due to lower average sales per unit and changes in customer sales mix.

  - Additional labor to handle increased customized packaging and labeling and sharply increased unit growth and to accommodate changes in the Company's customer needs and product mix.

  - Additional information systems and other professional costs to plan and implement upgrades to our information technology infrastructure and business system in conjunction with the planned automation of our packaging, shipping, picking and receiving processes.

  - An additional $275,000 charge to bad debts for our potential exposure as a result of a Chapter 11 by a major customer during the quarter. The Company is continuing to ship goods to the customer in bankruptcy on a C.O.D basis and is attempting to negotiate a possible credit arrangement which would enable the Company to begin to recover some, if not all, of its pre-petition exposure.

Interest expenses decreased from $106,000 in 1999 to $97,000 in 2000 due primarily to decreased borrowings under the Company's Loan Facility resulting from the sale of 389,732 shares of common stock in April, 1999, the sale of Tauber in January, 2000, and cash provided from operations offset ,in part, by higher effective interest rates.

The Company's effective income tax rate in 2000 is 42.6%, compared to 44.5% in 1999. The difference in tax rate is attributable to the effect of state income expense in the various states in which the entity operates.

Six Months Ended June 30 , 2000 ("2000") Compared to Six Months ended June 30 , 1999 ("1999").

Net sales increased by $.9 million or 6%, from $13.3 million in 1999 to $14.2 million in 2000. The increase in sales is mainly attributable to Advanced Fox which registered an increase of approximately $1,189,000 or 12.3% over the same period in 1999. Advanced Fox achieved this increase by continuing its expansion of its customer base through aggressive selling and marketing strategies, which resulted in higher product sales volume. In addition, AccessorySolutions.com, Inc. contributed approximately $307,000 of sales for the six months to date 2000 (its business started up late in the third quarter of 1999), while Cliffco's net sales in 2000 declined by approximately 18% or $644,000 from $3,658,000 in 1999 to $3,014,000 in 2000. The Cliffco decline was attributable to a decline in our carrier business.

Gross profit increased by $0.4 million from $6.7 million in 1999 to $7.1 million in 2000 and gross profit as a percentage of sales decreased negligibly from 50.3% to 50.2%. Increased selling margins on selected categories of new product and decreased freight cost helped to offset added expenses due to more incentives given to customers in the form of expanded volume incentives and more specialized and customized services to attract new customers and expand current business to offset lower average unit selling prices and aggressive competition.

Selling, general and administrative (SG&A) expenses increased from $4.9 million in 1999 to $6.5 million in 2000. As a percentage of sales, SG&A expenses increased from 36.5% in 1999 to 45.8% in 2000. The increase in SG&A was attributable to costs of approximately $329,000 at AccesorySolutions.com in 2000 and an increase of approximately $1,200,000 at Advanced Fox in marketing, selling, and distribution costs to support the current and anticipated sales growth. The increase at Advanced Fox was due primarily to:

  - Occupancy costs due to the continued expansion of the Advanced Fox main distribution facility to handle substantially higher volume. Shipping volume in terms of both units and number of packages is rising at a much higher comparative percentage than the Company's overall sales rate due to lower average sales per unit and changes in customer sales mix.

  - Additional labor to handle increased customized packaging and labeling and sharply increased unit growth and to accommodate changes in the Company's customer needs and product mix.

  - Additional information systems and other professional costs to plan and implement upgrades to our information technology infrastructure and business systems in conjunction with the planned automation of our packaging, shipping, picking and receiving processes.

  - An additional $275,000 charge to bad debts for our potential exposure as a result of a Chapter 11 filing by a major customer during the quarter. The Company is continuing to ship goods to the customer in bankruptcy on a C.O.D basis and is attempting to negotiate a possible credit arrangement which would enable the Company to begin to recover some, if not all, of its pre-petition exposure.

Interest expenses decreased from $210,000 in 1999 to $174,000 in 2000 due primarily to decreased borrowings under the Company's Loan Facility resulting from the sale of Tauber in January, 2000, and cash provided from operations offset in part by increasing effective interest rates.

The Company's effective income tax rate in 2000 is 43.0%, compared to the Company's effective income tax rate in 1999 was 45.2.%. The difference in tax rate is attributable to the effect of state income expense in the various states in which the entity operates.

     LIQUIDITY AND CAPITAL RESOURCES:

The Company's requirement for capital is to fund (i) sales growth and (ii) financing for acquisitions. Among other things, the funding of sales growth will involve capital equipment expenditures mainly related to: (a) business system upgrades, and (b) purchase of machinery and equipment in order to streamline receiving, shipping, and packaging operations. Future sales growth will also necessitate further investment in the development and enhancement of the Company's Web site and supporting systems. The Company's primary sources of financing during the twelve months ending June 30, 2000 were cash flow from operations, the sale of 389,732 shares of common stock in April, 1999, the sale of Tauber in January, 2000 and bank borrowings.

The Company's working capital as of June 30, 2000 was $7,533,000. Net cash provided by operating activities for the six months ended June 30, 2000 and 1999 was $960,000 and $1,704,000, respectively. The Company was able to provide cash from operations of $888,000 from its net income of $177,000 as adjusted for non-cash items of depreciation and amortization of $339,000 and bad debt provision of $372,000. Cash provided from changes in assets and liabilities totaled $72,000 resulting from collections of income tax refunds of $519,000 and net decreases in accounts receivable of $1,191,000 and inventory of $454,000 less a decrease in accounts payable and accrued expenses of $1,796,000 and an increase in prepaid expenses of $296,000.

Net cash provided by investing activities for the six months ended June 30, 2000 was $471,000 from cash proceeds of approximately $1,006,000 from the sale of substantially all of the assets of Tauber in January, 2000 partially offset by the purchase of property and equipment in the amount of $535,000. Net cash used in investing activities for the six months ended June 30, 1999 was $373,000, for the purchase of property and equipment.

Cash used in financing activities for the six months ended June 30, 2000 totaling $1,294,000 was principally for $1,372,000 net payments under the Revolver Loan and $150,000 under the Term Loan offset in part by net additions to capital lease debt of $101,000 and proceeds from common stock options of $127,000. Cash used by financing activities for the six months ended June 30, 1999 was $1,249,000 was for net payments under the Revolver Loan of 1,598,000 and $150,000 under the Term Loan partially offset by proceeds of $499,000 from the issuance of Common Stock. The Company had cash and cash equivalents of approximately $503,000 on June 30, 2000.

The Loan Facility as amended March 30, 2000, contains covenants that include maintenance of certain financial ratios, maintenance of certain amounts of working capital and net worth as well as other affirmative and negative covenants. At December 31, 1999, the Company was not in compliance with certain of these covenants. As of June 30, 2000, the Company was in compliance with these covenants.

The Company estimates that it will incur capital expenditures of approximately $1,200,000 during the twelve months ended June 30, 2001, principally for the procurement of a new computer system and the software to upgrade the Company's business systems and to purchase machinery and equipment to enhance its warehousing, distribution and assembly operations.

Based upon its present plans, management believes that operating cash flow, available cash and available credit resources will be adequate to make the repayments of indebtedness described herein, and meet the working capital cash needs of the Company and anticipated capital expenditure needs during the twelve months ending June 30, 2000.

YEAR 2000 ISSUES

The Company identified its various applications and hardware that required modification or replacement to be year 2000 ("Y2K") compliant. In addition, the Company contacted its vendors and significant customers regarding their Y2K compliance plans. Y2K introduced the potential for errors and miscalculations related to IT and non-IT systems, which were not designed to accommodate a date of year 2000 and beyond. As of August 12, 2000, the Company had encountered no significant Y2K-related problems.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - The Company's only financial instruments with interest rate risk exposure are revolving credit borrowings and variable rate term loans, which total $4,583,000 at June 30, 2000. Based on this balance, a change of one percent in the interest rate would cause a change in interest expense for the six months ended June 30 , 2000 of $22,915, or 0.004 per share (or $0.002 per share) net of income tax calculated using the Company's historical statutory rates, on an annual basis.

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

          (b)    Reports on Form 8K

                       None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              By: /s/ Stephen Rade
                                              -----------------------

Date:        August 14, 2000                  Stephen Rade
                                              Chief Executive Officer

                                              By: /s/ Ronald E. Badke
                                              -----------------------

Date:        August 14, 2000                  Ronald E. Badke
                                              Chief Financial Officer