Form 10-Q
period 2000-09-30
BATTERIES BATTERIES INC
filed 2000-11-15
CIK 1005504

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                         Commission File Number 0-27996


                         WIRELESS XCESSORIES GROUP, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


                      DELAWARE                   13-3835420
         -------------------------------      ----------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 10, 2000, there were 5,222,080 shares of the registrant's Common Stock, par value $.001 per share, outstanding.

                         WIRELESS XCESSORIES GROUP, INC.
                FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                                      INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

         Consolidated Condensed Balance Sheet September 30, 2000
         (unaudited) and December 31, 1999...................................  3

         Consolidated Condensed Statements of Operations for the nine and three months ended September 30, 2000 (unaudited) and
         1999 (unaudited)....................................................  4

         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 2000 (unaudited) and 1999 (unaudited)...........  5

         Notes to Consolidated Condensed Financial Statements................  6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................  8

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.......... 11

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION................................................... 12

ITEM 6.  Exhibits and Reports on Form 8-K.................................... 12

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         WIRELESS XCESSORIES GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                        December 31, 1999   September 30, 2000
                                                                        -----------------   ------------------
                                                                                                (unaudited)
                                ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                    $    366            $    655
Accounts receivable (net of allowance of
   $120 and $546, respectively)                                                 5,119               3,964
Inventories                                                                     5,204               4,962
Prepaid expenses and other current assets                                         188                 404
Income tax refund receivable                                                      587                  20
Current deferred income taxes                                                     379                 379
Net current assets held for sale                                                1,985                 245
                                                                             --------            --------
                            Total Current Assets                               13,828              10,629

PROPERTY AND EQUIPMENT - Net                                                      999               1,635
EXCESS OF COST OVER NET ASSETS
ACQUIRED (Net of accumulated amortization of $111 and $142 respectively)          949                 918
NET NONCURRENT ASSETS HELD FOR SALE                                               737                 513
OTHER ASSETS                                                                      172                 671
                                                                             --------            --------
TOTAL ASSETS                                                                 $ 16,685            $ 14,366
                                                                             ========            ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt                                            $    600            $    440
Current portion- Capital leases payable                                            --                  41
Bank overdraft                                                                    344                 501
Accounts payable                                                                1,000               1,230
Accrued payroll and related benefits                                            1,014                 848
Other accrued expense                                                           1,504               1,814
                                                                             --------            --------
                         Total Current Liabilities                              4,462               4,874
                                                                             --------            --------
LONG-TERM DEBT INCLUDING CAPITAL LEASE OBLIGATION                               5,505               2,595

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.001, 1,000,000 shares                                --                  --
       authorized, no shares issued or outstanding
Common Stock, par value $.001, 10,000,000 shares authorized, 5,132,732 and
      5,222,080 shares, issued and outstanding,
      respectively                                                                  5                   5
Additional paid-in capital                                                     11,204              11,332
Accumulated Deficit                                                            (4,491)             (4,440)
                                                                             --------            --------
                       Total Stockholders' Equity                               6,718               6,897
                                                                             --------            --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 16,685            $ 14,366
                                                                             ========            ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         WIRELESS XCESSORIES GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                            THREE MONTHS ENDED SEPTEMBER 30     NINE MONTHS ENDED SEPTEMBER 30
                                                            -------------------------------     ------------------------------
                                                                 1999             2000               1999             2000
                                                              ---------        ---------          ---------        ---------
NET SALES                                                     $   8,405        $   7,692          $  21,710        $  21,849
COST OF SALES                                                     4,065            3,958             10,675           11,002
                                                              ---------        ---------          ---------        ---------
    Gross profit                                                  4,340            3,734             11,035           10,847
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                      2,947            3,198              7,800            9,683
INTEREST EXPENSE, net                                                96               69                306              243
                                                              ---------        ---------          ---------        ---------
    Income from continuing operations before income taxes         1,297              467              2,929              921

INCOME TAX EXPENSE                                                  613              220              1,351              415
                                                              ---------        ---------          ---------        ---------
    Net income from continuing operations                           684              247              1,578              506

DISCONTINUED OPERATIONS
(Loss) from operations (net of tax benefit of $223, $69,
and $661, $139, for the three months and nine months,
respectively)                                                      (439)            (103)            (1,030)            (185)
Estimated loss on sale of subsidiaries (net of tax
benefit of $0, $203 and $0, $203, for the three and
nine months, respectively)                                           --             (270)               --              (270)
                                                                   ----            -----               ----             ----
Net (loss) income from discontinued operations                     (439)            (373)            (1,030)            (455)
                                                                   ----            -----               ----             ----
    Net income (loss)                                              $245            ($126)              $548             $ 51
                                                                   ====            =====               ====             ====


Earning (loss) per common share - Basic and Diluted:
        Income from continuing operations                          $.14             $.05               $.32             $.10

        Loss from discontinued operations                          (.09)            (.07)              (.21)            (.09)
                                                                   ----            -----               ----             ----
        Net income loss per common share                           $.05            $(.02)              $.11             $.01
                                                                   ====            =====               ====             ====

Basic weighted average common shares outstanding              5,132,231        5,222,080          4,973,390        5,184,213
                                                              =========        =========          =========        =========
Diluted weighted average common shares outstanding            5,145,834        5,222,080          4,984,181        5,240,921
                                                              =========        =========          =========        =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         WIRELESS XCESSORIES GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                           NINE MONTHS ENDED SEPTEMBER 30
                                                           ------------------------------
                                                                  1999          2000
                                                                -------       -------
OPERATING ACTIVITIES:
Net income                                                      $   548       $    51
Adjustments to reconcile net income to net cash
    provided by operating activities--
         Depreciation and amortization                              604           545
         Allowance for doubtful accounts provision                  392           433

Change in Assets and Liabilities, net of effects from sale of
    Tauber --
         Income tax refunds                                          --           567

         Accounts receivable                                          9         1,447
         Inventories                                                724           741
         Prepaid expenses and other assets                          (46)         (334)
         Accounts payable and accrued expenses                      192          (208)
                                                                -------       -------
              Net cash provided by operating activities           2,423         3,242
                                                                -------       -------
   INVESTING ACTIVITIES:
   Purchase of property and equipment                              (544)       (1,057)
   Net cash proceeds from sale of Tauber assets                      --         1,006
                                                                -------       -------
                Net Cash used in investing activities              (544)          (51)
                                                                -------       -------
FINANCING ACTIVITIES:
Proceeds from issuance of common stock                              487            --
Net payments on borrowings                                       (2,288)       (3,029)
Issuance of common stock options                                     --           127
                                                                -------       -------
                Net cash used in financing activities            (1,801)       (2,902)
                                                                -------       -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                            78           289

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      330           366
                                                                -------       -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $   408       $   655
                                                                =======       =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for-
           Interest                                             $   307       $   288
                                                                =======       =======
           Income taxes net of refunds                          $   120       $   (41)
                                                                =======       =======

              The accompanying notes are an integral part of these
                        consolidated financial statements

                         WIRELESS XCESSORIES GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

The consolidated condensed financial statements included herein have been prepared by Wireless Xcessories Group, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31,1999. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

2. DISCONTINUED OPERATIONS

On January 27, 2000, the Company sold substantially all of the assets and transferred certain liabilities of its wholly owned subsidiary, Tauber Electronics, Inc. ("Tauber"). As consideration for the sale, the Company received a cash payment of $1,005,854 on February 1, 2000 and a note in the amount of $519,708 due in 2005 with interest payments beginning upon the closing of the transaction and principal payments commencing during the first quarter of 2002. The principal amount of this note was subsequently reduced to $483,573, effective on March 15, 2000, to reflect the final valuation of transferred assets. The note is subject to further adjustment (only upward) during the first quarter of 2001 based on the valuation of certain inventory reserves. The Company is in the final stages of disposing and shutting down its wholly owned subsidiary Battery Network, Inc. ("Battery Network") which is expected to be completed by December 31, 2000.

On November 6, 2000, effective October 31, 2000, the Company sold selected inventory and substantially all of its fixed assets including selected trade names and customer lists for a total of $200,000 in cash and a note totaling $125,000. In connection with the sale of Battery Network the Company has recorded a loss of $270,000 (net of $203,000 tax benefit). The loss includes the estimated operating losses and cost to dispose of the business from September 30, 2000 until the ultimate wind down including a reserve for the estimated payments on the operating lease for which the Company is still obligated. In addition, the Company has received an offer from a another party involving the sale of selected inventory and trade names related to Absolute Battery (a division and tradename of Battery Network principally involved in the Laptop battery and accessories business) for approximately $50,000 in cash. The Company retained accounts receivable, selected inventory and all outstanding liabilities as of October 31, 2000. The Company is maintaining certain personnel to collect receivables, dispose of remaining inventory and assets, and to wind down affairs in preparation of a total shutdown. The Company intends to, but cannot guarantee that it will, complete this disposition during calendar year 2000.

As these two companies represent all of the Company's remaining businesses within its battery assembly and distribution segment (the "Battery Segment"), the Company has accounted for this segment as discontinued operations.

The results of operations for the Battery Segment have been classified as discontinued operations for all periods presented in the consolidated condensed statements of operations and balance sheets. The assets and liabilities of the discontinued operations have been classified in the accompanying consolidated balance sheets as "Net current assets held for sale" and "Net noncurrent assets held for sale." Discontinued operations have not been segregated in the accompanying consolidated statements of cash flows, and, therefore, amounts under certain captions will not agree with the respective consolidated statements of operations. Net sales for the Battery Segment were $3,491,429 and $730,715 for the three months ended September 30, 1999 and 2000, respectively, and $12,766,955 and $2,747,328 for the nine months ended September 30, 1999 and 2000, respectively.

The Company allocated interest not specifically associated with any segment based upon a ratio of net tangible assets. Interest expense allocated to discontinued operations was $56,000 and $12,000 for the three months ended September 30, 1999 and 2000, respectively and $174,000 and $55,000 for the nine months ended September 30, 1999 and 2000, respectively.

3. LOAN FACILITY

The Company entered into a Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997, as subsequently amended March 30, 2000, (the "Loan Facility"), with IBJ Whitehall-Financial Group (formerly known as IBJ Schroder Bank and Trust Company), as agent ("IBJ"). The Loan Facility consists of a $3,000,000 Term Loan (the "Term Loan") payable in 35 monthly installments of $50,000 each with the balance to be paid at maturity and a Revolving Credit Facility (the "Revolver Loan") of up to $10,000,000 to be advanced at the rate of 80% of eligible accounts receivable and 50% of inventories. The Revolver Loan bears interest at the rate of 1/4 of

1% plus the higher of (i) the base commercial lending rate of IBJ or (ii) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 1/4 of 1%, or, (iii) at the option of the Company at the Eurodollar rate plus 2%. The Eurodollar rate is defined as LIBOR for a designated period divided by one less the aggregate reserve requirements. The interest on the Term Loan is 1/2% higher than the interest rate on the Revolver Loan. The Loan Facility is secured by a pledge of the assets of the borrowers and a pledge of the outstanding capital stock of the subsidiaries of the Company. As of September 30, 2000, the principal amount outstanding of the Term Loan was approximately $440,000 and the Revolver Loan was approximately $2,494,050. The Loan Facility contains certain covenants, which include maintenance of certain financial ratios, maintenance of certain amounts of working capital, and net worth as well as other affirmative and negative covenants. It also prohibits the payment of dividends of common stock without consent. As of September 30, 2000, the Company was not in compliance with certain of these covenants. On November 14, 2000, the Company entered into an amendment to the Loan Facility, whereby the non-compliance at September 30, 2000 was waived, and the financial covenants through December 31, 2000 were amended to reflect the Company's current projections. The Loan Facility is due to expire on January 7, 2002.

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

6. SEGMENT DISCLOSURE

As a result of its decision to exit the Battery Segment, the Company effectively operates in one business segment, referred to as the Wireless Products Segment, which distributes cellular telephone accessory products including batteries, chargers and antennas throughout North and South America. The Wireless Products Segment is headquartered in Huntingdon Valley, Pennsylvania and consists of Advanced Fox Antenna, Cliffco of Tampa Bay, Inc. and AccessorySolutions.com, Inc. All revenue and essentially all long-lived assets were related to operations in the United States as of September 30, 2000 and for the three and nine month periods then ended.

Export sales for the three and nine months ended September 30, 1999 and 2000 were as follows:

                                                                (In Thousands)
                                      Three Months Ended September 30    Nine Months Ended September 30
                                             1999         2000               1999         2000
                                             ----         ----               ----         ----
Europe, Middle East & Africa                 $219         $ 23               $440         $ 71
Asia and Pacific                                3            3                  8            6
Americas excluding United States              269           74                409          394
                                             ----         ----               ----         ----
Total Export Sales                           $491         $100               $857         $471
                                             ====         ====               ====         ====

Receivables from export sales at September 30, 1999 and 2000 were $418,363 and $ 193,321, respectively.

7. EARNINGS PER SHARE

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." The calculation of basic and diluted earnings per share ("EPS") is as follows:

                                                      Three Months Ended September 30   Nine Months Ended September 30
                                                           1999             2000             1999             2000
                                                        ---------        ---------        ---------        ---------
Shares:
   Weighted average number of common shares
     outstanding used in basic earnings per share
     calculation                                        5,132,231        5,222,080        4,973,390        5,184,213

   Dilutive effect of stock options and warrants           13,603                0           10,791           56,708
                                                        ---------        ---------        ---------        ---------
       Total shares used in diluted earnings per
         share calculation                              5,145,834        5,222,080        4,984,181        5,240,921
                                                        =========        =========        =========        =========

Options to purchase 267,198 and 312,323 shares with exercise prices ranging from $1.38 to $5.00 and warrants to purchase 2,400,000 and 100,000 shares with exercise prices ranging from $1.06 to $5.00 were outstanding as of September 30, 1999 and September 30, 2000, respectively, but were not included in the computation of diluted EPS because the exercise price of the options and warrants was greater than the average market price of the common shares.

In April 2000, warrants to purchase 2,300,000 shares with an exercise price of $5.00 per share expired.

On May 24, 2000, the Board of Directors granted 79,000 stock options to certain Directors, an Officer of the Company and key employees at an option price equal to the fair market value on the date of grant. On August 16, 2000, the Board of Directors granted 48,500 stock options to certain key employees at an option price equal to the fair market value on the date of grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The following table represents the Company's statement of operations data expressed as a percentage of net sales for the respective periods:

                                       Three Months Ended September 30   Nine Months Ended September 30
                                             1999            2000            1999            2000
                                             ----            ----            ----            ----
Net Sales                                   100.0%          100.0%          100.0%          100.0%
Cost of Sales                                48.4            51.5            49.2            50.4
                                            -----           -----           -----           -----
Gross Profit                                 51.6            48.5            50.8            49.6
                                            -----           -----           -----           -----
Selling, General &
Administrative Expenses                      35.1            41.6            35.9            44.3
Interest Expense, net                         1.1              .8             1.4             1.1
                                            -----           -----           -----           -----
Income from continuing operations
before income taxes                          15.4             6.1            13.5             4.2

Income Tax Expense                            7.3             2.9             6.2             1.9
                                            -----           -----           -----           -----
Net income from continuing operations         8.1             3.2             7.3             2.3
Discontinued Operations:
  Loss from operations                       (5.2)           (1.3)           (4.7)            (.8)
  Estimated loss on sale of subsidiaries       --            (3.5)             --            (1.2)
                                            -----           -----           -----           -----
Net Income                                    2.9%           (1.6)%           2.6%             .3%
                                            =====           =====           =====           =====

Three Months Ended September 30, 2000 ("2000") Compared to Three Months ended September 30, 1999 ("1999").

Net sales decreased by $0.7 million or 8.5%, from $8.4 million in 1999 to $7.7 million in 2000. The decrease in sales is attributable to Cliffco which registered a decrease of approximately $991,000 or 40% over the same period in 1999, which was offset in part by Advanced Fox, which continued the expansion of its customer base by registering an increase of $ 120,000 or 2% from $5,940,000 in 1999 to $6,060,000 for the same period in 2000. In addition, AccessorySolutions.com, Inc. contributed approximately $160,000 of sales for the current quarter (its business started up late in the third quarter of 1999). Cliffco experienced a large drop in its carrier business resulting from the loss of key sales personnel earlier in the year. In that regard, the Company has successfully enforced one former employee on its non-compete agreement and is actively re-organizing and upgrading its sales and marketing programs to restore lost business.

Gross profit decreased from $4.3 million in 1999 to $3.7 million for the three months ended September 30, 1999 and 2000, respectively, and as a percentage of sales decreased from 51.6.% to 48.5%. The decrease in gross profit percentage which is result of additional incentives given to customers in the form of expanded volume incentives and more specialized and customized services to attract new customers and expand current business to offset lower average unit selling prices and aggressive competition, partially offset by improved initial selling margins on selected new products and outbound freight cost reductions.

Selling, general and administrative (SG&A) expenses increased from $2,947,000 in 1999 to $3,198,000 in 2000. As a percentage of sales, SG&A expenses increased from 35.1% in 1999 to 41.6% in 2000. The increase in SG&A was attributable to costs of $85,000 at AccesorySolutions.com in 2000 and an increase of approximately $600,000 at Advanced Fox in marketing, selling, and distribution costs to support the current and anticipated sales growth.
The increase at Advanced Fox was due primarily to:

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

Interest expense decreased from $96,000 in 1999 to $69,000 in 2000 due primarily to decreased borrowings under the Company's Loan Facility.

The Company's effective income tax rate in 2000 is 47.1%, compared to 47.3% in 1999. The difference in tax rate is attributable to the effect of state income expense in the various states in which the entity operates.

Nine Months Ended September 30 , 2000 ("2000") Compared to Nine Months ended September 30, 1999 ("1999").

Net sales increased by $0.1 million or 1%, from $21.7 million in 1999 to $21.8 million in 2000. The increase in sales is mainly attributable to Advanced Fox which registered an increase of approximately $1,300,000 or 8.4% over the same period in 1999. Advanced Fox achieved this increase by continuing its expansion of its customer base through aggressive selling and marketing strategies, which resulted in higher product sales volume. In addition, AccessorySolutions.com, Inc. contributed approximately $467,000 of sales for the nine months to date 2000 (its business started up late in the third quarter of 1999), while Cliffco's net sales in 2000 declined by approximately 27% or $1,635,000 from $6,123,000 in 1999 to $4,488,000 in 2000. The Cliffco shortfall was attributable to a decline in our carrier business.

Gross profit decreased by $0.2 million from $11.0 million in 1999 to $10.8 million in 2000 and gross profit as a percentage of sales decreased from 50.8% to 49.6%. The decline in gross margin was a result of added expenses due to more incentives given to customers in the form of expanded volume incentives and more specialized and customized services to attract new customers and expand current business to offset lower average unit selling prices and aggressive competition partially offset by increased margins on new product sales and reductions in freight costs to customers.

Selling, general and administrative (SG&A) expenses increased from $7.8 million in 1999 to $9.7 million in 2000. As a percentage of sales, SG&A expenses increased from 35.9% in 1999 to 44.3% in 2000. The increase in SG&A was attributable to costs of approximately $514,000 at AccesorySolutions.com in 2000 and an increase of approximately $1,300,000 at Advanced Fox in marketing, selling, and distribution costs to support the current and anticipated sales growth. The increase at Advanced Fox was due primarily to:

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

- An additional $275,000 charge to bad debts for our potential exposure as a result of a Chapter 11 filing by a major customer during the June 30, 2000, quarter. In late September 2000, Company entered into a formal consignment arrangement with the customer in bankruptcy which will provide for a recovery of its pre-petition exposure over an approximate 5 month period. The Company received $50,000 in The Third Quarter from the customer who filed chapter 11. The Company reversed $50,000 of the charge to bad debts in the third Quarter, accordingly.

Interest expenses decreased from $306,000 in 1999 to $243,000 in 2000 due primarily to decreased borrowings under the Company's Loan Facility resulting from the sale of Tauber in January, 2000, and cash provided from operations offset in part by increasing effective interest rates.

The Company's effective income tax rate in 2000 is 45.0%, compared to the Company's effective income tax rate in 1999 of 46.1.%. The difference in tax rate is attributable to the effect of state income expense in the various states in which the entity operates.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's requirement for capital is to fund (i) sales growth and (ii) financing for acquisitions. Among other things, the funding of sales growth will involve capital equipment expenditures mainly related to: (a) business system upgrades, and (b) purchase of machinery and equipment in order to streamline receiving, shipping, and packaging operations. Future sales growth will also necessitate further investment in the development and enhancement of the Company's Web site and supporting systems. The Company's primary sources of financing during the twelve months ending September 30, 2000 were cash flow from operations, sale of Tauber in January, 2000 and bank borrowings.

The Company's working capital as of September 30, 2000 was $5,755,000. Net cash provided by operating activities for the nine months ended September 30, 2000 and 1999 was $3,242,000 and $2,423,000, respectively. The Company was able to provide cash from operations of $1,029,000 from its net income of $51,000 as adjusted for non-cash items of depreciation and amortization of $545,000 and bad debt provision of $433,000. Cash provided from changes in assets and liabilities totaled $2,213,000 resulting from collections of income tax refunds of $567,000 and net decreases in accounts receivable of $1,447,000 and inventory of $741,000 less a decrease in accounts payable and accrued expenses of $208,000 and an increase in prepaid expenses of $334,000.

Net cash provided by investing activities for the nine months ended September 30, 2000 was $51,000 from cash proceeds of approximately $1,006,000 from the sale of substantially all of the assets of Tauber in January, 2000 partially offset by the purchase of property and equipment in the amount of $1,057,000. Net cash used in investing activities for the nine months ended September 30, 1999 was $544,000, for the purchase of property and equipment.

Cash used in financing activities for the nine months ended September 30, 2000 totaling $2,902,000 was principally for $2,680,000 net payments under the Revolver Loan and $450,000 under the Term Loan offset in part by net additions to capital lease debt of $101,000 and proceeds from common stock options of $127,000. Cash used by financing activities for the nine months ended September 30, 1999 was $1,801,000 was for net payments under the Revolver Loan of $1,838,000 and $450,000 under the Term Loan partially offset by proceeds of $487,000 from the issuance of Common Stock. The Company had cash and cash equivalents of approximately $655,000 on September 30, 2000.

The Loan Facility as amended March 30, 2000, contains covenants that include maintenance of certain financial ratios, maintenance of certain amounts of working capital and net worth as well as other affirmative and negative covenants. On November 14, 2000, the Company entered into an amendment to the Loan Facility, whereby the non-compliance at September 30, 2000 was waived, and the financial covenants through December 31, 2000 were amended to reflect the Company's current projections. The loan facility is due to expire on January 7, 2002.

The Company estimates that it will incur capital expenditures of approximately $1,000,000 during the twelve months ended September 30, 2001, principally for the procurement of a new computer system and the software to upgrade the Company's business systems and to purchase machinery and equipment to enhance its warehousing, distribution and assembly operations.

Based upon its present plans, management believes that operating cash flow, available cash and available credit resources will be adequate to make the repayments of indebtedness described herein, and meet the working capital cash needs of the Company and anticipated capital expenditure needs during the twelve months ending September 30, 2001.

YEAR 2000 ISSUES

The Company identified its various applications and hardware that required modification or replacement to be year 2000 ("Y2K") compliant. In addition, the Company contacted its vendors and significant customers regarding their Y2K compliance plans. Y2K introduced the potential for errors and miscalculations related to IT and non-IT systems, which were not designed to accommodate a date of year 2000 and beyond. As of November 12, 2000, the Company had encountered no significant Y2K-related problems.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - The Company's only financial instruments with interest rate risk exposure are revolving credit borrowings and variable rate term loans, which total $2,954,000 at September 30, 2000. Based on this balance, a change of one percent in the interest rate would cause a change in interest expense for the nine months ended September 30, 2000 of $22,155 or 0.004 per share or $0.002 per share net of income tax calculated using the Company's historical statutory rates.

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

FORWARD LOOKING STATEMENTS

    Some of the information presented in this 10Q constitutes forward looking statements within the meaning of the private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about management's expectations for fiscal year 2001 and beyond, are forward looking statements and involve various risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge, there can be no assurance that the actual results will not differ materially from the Company's expectations. Factors which could cause the actual results to differ materially from expectations are discussed in the Company"s Annual Report on Form 10-K and in other filings with the Securities and Exchange Commission.

                                     PART II

                                OTHER INFORMATION

ITEM 5. OTHER INFORMATION

"The Company's common stock is traded on the Nasdaq National Market ("NNM"), The Company received a letter from Nasdaq dated August 15, 2000 indicating that Company had failed to maintain a minimum market value of public float of $5,000,000 over 30 consecutive trading days and that the Company's stock would be delisted at the opening of business on November 15, 2000 pursuant to NNM Maintenance Standard 1 (Marketplace Rule 4450(e)(21) if the minimum market value of public float was not brought into compliance with such Maintenance Standard. The Company appealed the Staff's determination and requested a hearing pursuant to the procedures set forth in the Nasdaq Marketplace Rules. The Nasdaq has scheduled a hearing with the Company for December 8, 2000. The Company's common stock will remain to be listed on the NNM pending the Nasdaq listing Qualifications Panel's decision."


ITEM 6. EXHIBITS AND REPORTS ON FORM 8 -K

     (a)  Exhibits

              27   Financial Data Schedule

     (b)  Reports on Form 8K

              None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       By: /s/ Stephen Rade
                                          -----------------------------
Date:  November 14, 2000               Stephen Rade
                                       Chief Executive Officer

                                       By: /s/ Ronald E. Badke
                                          -----------------------------
Date:  November 14, 2000               Ronald E. Badke
                                       Chief Financial Officer