Form 10-K
period 2000-12-31
BATTERIES BATTERIES INC
filed 2001-04-03
CIK 1005504

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        FOR ANNUAL AND TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

                           COMMISSION FILE NO. 0-27996
                         WIRELESS XCESSORIES GROUP, INC.

             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------
DELAWARE                                      13-3835420

--------------------------------------------------------------------------------
State or other jurisdiction of                I.R.S. Employer
 incorporation or organization                 Identification Number)

--------------------------------------------------------------------------------


               1840 County Line Road, Huntingdon Valley, PA 19006
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including Area Code: (215) 494-0111

        Securities registered pursuant to section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.001 Per Share

                                 Title of Class
                                Over the Counter

                                 Bulletin Board

                              ---------------------

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, on March 8, 2001 was 5,222,080.

The aggregate market value of the voting stock held by non-affiliates of the Registrant (computed by reference to the closing price of such stock on Over the Counter Market on March 8, 2001 of $0.375) was approximately $1,408,775.

                                     PART I

ITEM 1. BUSINESS

         Wireless Xcessories Group, Inc. ("Wireless Xcessories" or the "Company") was founded in May 1995. The Company is engaged in the nationwide sale and distribution of a wide range of products, accessories and components for cellular phones, including batteries, chargers and antennae (collectively, "Wireless Accessories"). The Company's products are generally sold through third party retailers' stores or web sites and directly to customers on the Company's Web site. As discussed more fully below, the Company has completed the disposition of its remaining business in the Battery Segment and has accounted for this segment as discontinued operations. The Battery Segment involved the assembly and distribution of primarily specialty batteries as well as a small percentage of cellular phone batteries. Prior to March 20, 2000, the Company's name was Batteries Batteries, Inc.

         The business of Wireless Xcessories was created through the acquisition of five existing businesses -- three of which were subsequently disposed of --and the formation of a new subsidiary:

         o In June 1995, the Company acquired Specific Energy Corporation ("Specific Energy"), a retail distributor of specialty batteries based in Phoenix, Arizona. The Company sold the assets of Specific Energy in September 1998.

         o In April 1996, the Company acquired both Advanced Fox Antenna, Inc. ("Advanced Fox") based in Huntingdon Valley, Pennsylvania, and Tauber Electronics, Inc. ("Tauber") based in San Diego, California. Those acquisitions were part of a "roll-up" transaction and also involved the initial public offering of the Company's shares. The Company sold substantially all of the assets of Tauber Electronics, Inc. on January 27, 2000.

         o        In January 1997, the Company acquired Battery Network, Inc.
                  and affiliate companies ("Battery Network"), which has operations in Escondido, California. The Company sold substantially all of the assets of Battery Network, Inc. to two separate buyers in November and December 2000.

         o        In May 1997, the Company acquired Cliffco of Tampa Bay, Inc.
                  ("Cliffco"), which is based in a suburb of Tampa Bay, Florida.

         o On August 26, 1999, the Company formed a new, wholly owned subsidiary named AccessorySolutions.Com, Inc.
                  ("AccessorySolutions"), which is now operating within Advanced Fox's facility in Huntingdon Valley, Pennsylvania.

         o        On March 13, 2001, Advanced Fox, Cliffco and
                  AccessorySolutions (the "Wireless Products Segment") entered into an agreement to combine and merge with Wireless Xcessories, the surviving entity.

         The Company's operations were historically organized into the following two business segments:

         o The battery assembly and distribution segment was conducted by the Company through Specific Energy, Tauber and Battery Network prior to the disposition of substantially all of the assets of each of these Companies (the "Battery Segment"); and

         o the distribution and sale of products, accessories and components for cellular phones, which is being conducted by Wireless Xcessories through its three operating divisions; Advanced Fox, Cliffco and AccessorySolutions.

                  o Advanced Fox distributes over 3,000 Wireless Accessories to customers throughout North and South America;

                  o Cliffco distributes Wireless Accessories to a variety of customers including small to midsize communication carriers; and

                  o AccessorySolutions designs, develops and hosts Web sites for client companies which desire to sell wireless accessories on-line and provides ordering, warehouse and distribution services to client companies.

         On March 22, 2000, the Board of Directors authorized the Company's management to dispose of Battery Network, its only remaining subsidiary within the Battery Segment. As a result of this decision, the Battery Segment has been accounted for as discontinued operations for all periods presented. The basis for this decision is discussed below under the caption "Discontinued Operations."

         The Company's headquarters for all operations is located at 1840 County Line Road, Huntingdon Valley, Pennsylvania 19006.

DISCONTINUED OPERATIONS

         With the sale of the assets of Specific Energy, Tauber and Battery Network in September 1998, January 2000, and November-December, 2000, respectively, the Company has effectively disposed of its Battery Segment. The Company came to the conclusion to dispose of these operations as a result of a shrinking sales base and continued losses in this segment. After assessing the magnitude of the efforts that would be required to improve the profitability of this segment, the Company determined that its limited managerial and financial resources should be focused on continuing to enhance the business and profitability of the Wireless Products Segment, which includes further developing the Company's Internet retail business being conducted by AccessorySolutions.

OPERATING STRATEGY

         The Wireless Accessories industry remains fragmented. The Company's strategy is to effectively market one of the broadest and most complete lines of wireless accessories products. The Company currently offers in excess of 3,000 different products. The Company strives to leverage its distribution channels and relationships and provide high quality technical expertise and service to its customers.

         The Company's business strategy involves the following components:

         o Maintain Diversity of Products and Customers. The Company distributes a complete line of wireless accessories. Through its distribution divisions, Advanced Fox and Cliffco, the Company sells its products to dealers, other distributors, commercial and industrial businesses, communications carriers, mass merchandisers and retail customers. Any of these customer groups can also purchase the Company's products directly from its web site.

         o Obtain Advantageous Purchasing. All wireless accessory purchasing for its distribution and internet retail business is under the direct control of a corporate purchasing manager who is responsible for assuring that the vendors chosen and the pricing they offer are the most advantageous for the Company.

         o        Continue the Expansion of the Wireless Products Segment.
                  Advanced Fox and AccessorySolutions conduct their operations in the Company's headquarters, while Cliffco operates out of the Tampa Bay, Florida facility. As part of the plan of merger it is the Company's strategy to integrate and combine functions to eliminate redundancy, improve communication and facilitate the development and the full implementation of common marketing and operating strategies. The successful expansion of the Company is dependent in part on the degree to which the Company is successful in its strategy to integrate these divisions. In addition, the Company plans to enhance its business through:

                  o rapid expansion of the Company's internet retail business through the accelerated solicitation of partnerships, as discussed in the following paragraphs and

                  o strategic acquisitions in regional markets other than the East Coast markets of the U.S. in which the Company is already operating.

         The Company's internet retail business, which is conducted through its AccessorySolutions division, is primarily directed at forming web site and/or fulfillment partnerships with third parties for the sale of wireless accessories. In a web site partnership, the Company creates a web site for a third party on which the Company's wireless accessories are offered and sold. This web site is presented solely as the third party's web site, and not as the Company's site. Although from the viewpoint of the customer the third party is operating the web site, the customer will in fact be purchasing the wireless accessories directly from the Company by means of an unseen internet link --known as a transparent link -- to the Company's internet order processing web site. Thus, when a customer clicks on the third party web site to order a wireless accessory, the order is immediately directed via the transparent link to the Company's internet order processing web site. Upon receiving the order, the Company processes the customer's credit card payment, fills the order and ships the product. The Company also provides a help desk for use of the product and handles all customer returns and disputes.

         A fulfillment partnership is identical to a web site partnership, except that instead of creating a new web site for the third party, the Company establishes a transparent link from its internet order processing web site to a pre-existing web site operated by the third party.

         The Company's current partners include traditional retailers (i.e. operators of retail stores), established and start-up internet retailers, dealers, distributors, wholesalers and communications carriers. As of March 8, 2001, the Company had entered into 190 partnership arrangements. In both a web site fulfillment partnership, the partner is generally responsible for marketing its web site and the Company pays a monthly fee based on the level of sales generated from the site.

         The Company also offers its wireless accessories on its own web site. Though the Company does not expect that sales from this site will be significant in the near term, it intends to take advantage of additional distribution sales opportunities expanding its web site and fulfillment partnership base.

         With respect to its internet and non-internet activities, the Company believes that its size and broad product offerings provide certain competitive advantages such as those arising from centralized volume purchasing and the ability to simultaneously service several geographic and demographic markets. The Company also plans to capitalize on the trend toward increasing colorization and patterning of wireless accessories, which will continue the proliferation of product offerings crossing various customer demographic lines.

OPERATIONS

         Products. As discussed previously, the Company currently markets in excess of 3,000 wireless accessories. The product category offerings include rechargeable batteries, personal and portable hands free kits, hands free installation kits, portable and vehicle antennas, in-car and travel chargers, fashionable accessory faceplates and colored housings for cellular phones, plain and colored phone carrying cases and two-way and pager accessories. The Company expects a major increase in cellular phone product offerings due to the trend toward customized fashion accessories and color coordination of various related products.

         Purchasing. The Company purchases over 80% of its wireless accessory products from manufacturers located overseas, principally in the Far East. Three Far East suppliers accounted for almost 36% of the Company's Wireless accessory purchases accounting for 16%, 13% and 7% of such purchases. In early 1999, the Company opened a buying office in Taiwan, which has helped to reduce costs and improve the quality of items currently imported.

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

         Concentration. During the twelve months ended December 31, 2000, the Company effected sales to more than 7,000 commercial and industrial customers. In that same period, the Company's two largest customers accounted for 5.0% and 4.6% of the Company's net sales. No customer of the Company accounted for 10% or more of the Company's net sales. Export sales accounted for less than 3% of net sales for the period.

EMPLOYEES

         As of March 8, 2001, the Company employed approximately 191 personnel. These employees work in the following areas of the Company's business: three in technical operations; 40 in telemarketing and commercial sales; 117 in packaging; warehousing, inventory control, shipping and receiving; four in purchasing; and 27 in management and administration. None of the employees is represented by a labor union. The Company considers its relations with its employees to be satisfactory.

ENVIRONMENTAL MATTERS

         The Company purchases and distributes batteries, which contain chemicals such as alkaline, nickel-cadmium and lithium. The Company does not manufacture the batteries but rather purchases the items in their finished state. Company operations do not involve the alteration or penetration of the batteries. Returns of its nickel-cadmium batteries are made to the manufacturer and returns of its lead acid and mercury batteries are handled through a bonded agency. The Company believes that it has operated its respective facilities in compliance with applicable environmental laws and regulations. Accordingly, the Company does not believe that it has any material risk of environmental liability.

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

INTELLECTUAL PROPERTY

         The Company believes that it has all rights to trademarks and trade names necessary for the conduct of its business. See discussion relating to the Company facing patent infringement legal action in selected products.

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

         On January 27, 2000, the Company consummated the sale of substantially all of the assets of Tauber to Nexergy Tauber, Inc. ("NT"), a wholly owned subsidiary of Nexergy Inc. ("Nexergy"). As consideration for the sale, Tauber received a cash payment of $1,005,894 on February 1, 2000 and a note in the amount of $519,708 due in 2005 with interest payments beginning upon the closing of the transaction and principal payments commencing during the first quarter of 2002. The principal amount of this note was subsequently reduced to $483,573 effective on March 15, 2000 to reflect a final valuation of transferred assets. The note is subject to upward adjustment during the first quarter of 2001 based on the valuation of certain inventory reserves. In March 2001 it was determined based on a full valuation provided by the purchaser to the Company, that no adjustment is required. In addition, NT assumed $705,669 of Tauber's liabilities. In a related transaction, NT entered into a sub-lease with the Company to occupy approximately 19,000 square feet of Battery Network's leased facility in Escondido, California, which terminated in August 2000.

         On November 6, 2000, effective October 31, 2000, the Battery Network sold selective inventory and substantially all of its machinery and equipment, trade names and customer lists to Ohlin Sales Corp. for a total of $200,000 in cash and a note totaling $125,000. The note provides for twenty-four consecutive equal monthly payments of $5,655, including interest at 8% and principal starting on December 1, 2000 and ending on November 1, 2002. On December 16, 2000 the Company sold selected remaining inventory, and trade names related to Absolute Battery (a division and trade name of Battery Network principally involved in the laptop battery and accessories business) to Battery Universe for cash of $40,000 and a $10,000 note. The note is due on June 1, 2001 and provides for interest at 8% to be paid monthly along with equal monthly principal payments commencing on January 1,2001 and ending on June 1, 2001. Battery Network retained accounts receivables, inventory and all outstanding liabilities as of October 31, 2000. Though Battery Network physically shut down the remaining Battery Network operation in January, 2001, it is still winding down any remaining administrative and financial affairs including, but not limited to, collection of outstanding Accounts Receivable, liquidation of remaining liabilities, and efforts to achieve an early termination of its existing lease obligation which runs through January 31, 2002.

MANAGEMENT

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

         In November 2000, Robert Tauber's term as a member of the Board of Directors expired and remains vacant.

FACTORS AFFECTING FUTURE OPERATING RESULTS

         The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information. The

Company wishes to take advantage of the "safe harbor" provisions of the Act and is including this section in its Annual Report on Form 10-K in order to do so. Forward-looking statements also appear in other sections of this report. Statements that are not historical facts, including statements about management's expectations for fiscal year 2001 and beyond, are forward-looking statements and involve various risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

THE COMPANY MAY NOT SUCCESSFULLY OFFER ATTRACTIVE MERCHANDISE TO ITS CUSTOMERS.

         In order to meet the Company's strategic goals, it must successfully locate and offer to its customers new, innovative and high quality products. Its product offerings must be affordable, useful to the customer, well made, distinctive in design, and not widely available from other sources. The Company cannot predict with certainty that it will successfully offer products that meet these requirements in the future.

         If the Company's products become less popular with its customers or its competitors offer the same or similar products as the Company offers at lower prices, its sales may decline or the Company may decide to offer its products at lower prices. If customers buy less of the Company's products or if the Company has to reduce its prices, its revenues and profits will decline which will have a material adverse effect on the Company's results of operations.

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

         In order to continue the Company's expansion, it will need to hire additional management and staff for its corporate offices, warehouse and distribution facilities. The Company must also expand its management information systems and distribution systems to facilitate this expansion. If the Company is unable to hire necessary personnel or grow its existing systems, its expansion efforts may not succeed and its operations may suffer.

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

THE COMPANY FACES RISKS ASSOCIATED WITH DISTRIBUTION.

         The Company conducts all of its distribution operations and Internet order processing fulfillment functions from two facilities in Huntingdon Valley, Pennsylvania and Tampa, Florida. Any disruption in the operations at the distribution centers could have a negative impact on the Company's business. In addition, the Company relies upon third party carriers for its product shipments. As a result, the Company is subject to certain risks, including employee strikes and inclement weather, associated with such carriers' ability to provide delivery services to meet the Company's shipping needs.

THE COMPANY FACES PATENT INFRINGEMENT LEGAL ACTIONS IN SELECTED PRODUCTS.

         The Company has been notified that certain of its products may infringe the patents of another company. As a result, certain products sold by the Company are expected to be returned over the next few months, the amount which is not determinable at this time. The Company does not believe that any of its products infringe on the patents of others and will vigorously contest any claim in this regard. It is possible that the Company will receive future actions of this nature, which may involve significant return of product and involve legal expense. Management does not expect that the ultimate resolution of this matter will have a material adverse effect on its consolidated financial condition or results of operations if it is determined that the Company does infringe. The Company would seek to develop alternative product that does not infringe, in case the products are material to its sales.

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

         Further, the Internet retail business market is new, rapidly evolving and intensely competitive. The Company believes that the principal competitive factors in this market include brand recognition, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of Web site content, reliability and speed of fulfillment. The Company expects to experience increased competition from online commerce sites that provide goods and services at or near cost, relying on advertising revenues to achieve profitability. As the online commerce market continues to grow, other companies may enter into business combinations or alliances that strengthen their competitive positions. Competition in the Internet retail business market likely will intensify.

         As various Internet market segments obtain large, loyal customer bases, participants in those segments may use their market power to expand into the markets in which the Company operates. In addition, new and expanded Web technologies may increase the competitive pressures on online retailers. The nature of the Internet as an electronic marketplace may facilitate competitive entry and comparison-shopping and render it inherently more competitive than conventional retailing formats. For example, "shopping agent" technologies permit customers to quickly compare the Company's prices with those of its competitors. This increased competition may reduce the Company's operating margins, diminish its market share or impair the value of its brand.

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

         o        tax law changes;

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

THE COMPANY'S COMMON STOCK PRICE IS VOLATILE.

         The Company's common stock was delisted from Nasdaq National Market in 2000 and currently trades on the Over the Counter Bulletin Board. The price of the Company's common stock has experienced and is likely to experience in the future significant price and volume fluctuations, which could reduce the market price of the common stock without regard to the Company's operating performance. In addition, the Company believes that among other factors, any of the following factors could cause the price of the common stock to fluctuate substantially:

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

         o the Company's ability to acquire merchandise, manage its inventory and fulfill orders;

         o changes in gross margins of the Company's current and future products, services and markets;

         o introductions of popular cellular phone accessories and new types of cellular phones and the Company's ability to properly anticipate demand;

         o changes in usage of the Internet and online services and consumer acceptance of the Internet and online commerce;

         o timing of upgrades and developments in the Company's systems and infrastructure;

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

ITEM 2. PROPERTIES

         All of the Company's real properties are held under leases. The following table provides certain information concerning the Company's leased properties:

                                                                                   APPROXIMATE            LEASE
                                                                                       AREA            EXPIRATION
OPERATION                        NATURE                      LOCATION                (SQ.FT.)              DATE
---------                        ------                      --------                --------              ----
Advanced Fox                  Warehouse and            Huntingdon Valley, PA          52,000            8/31/03
                                 assembly
Battery Network (1)    Vacant office, warehouse            Escondido, CA              34,820            1/31/02
                               and assembly
Cliffco                   Office and warehouse               Tampa, FL                18,800            8/01/04

(1) The Company, except for temporary record storage, ceased operating out of this facility in January, 2001 and is actively pursuing alternatives including, but not limited to, locating an acceptable replacement tenant, to effect an early termination of the lease with a commensurate reduction in its related rent obligation.

ITEM 3. LEGAL PROCEEDINGS

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

         The Company is, from time to time, a party to other litigation arising in the normal course of its business, most of which involves claims for personal injury and property damage incurred in connection with its operations. Management believes that none of these actions, including the Founders lawsuit, will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting of stockholders was held on November 28, 2000. The following are results of the voting on the proposals submitted to the stockholders at the annual meeting:

Proposal No. 1: Election of Directors.

The following individuals were elected as directors:

          NAME                         FOR          AGAINST
          ----                         ---          -------
Christopher F. McConnell            4,754,408       260,744
Stephen Rade                        4,754,408       260,744
Bradley T. MacDonald                4,745,775       269,377
Barbara M. Henagan                  4,754,408       260,744
Allan Kalish                        4,754,408       260,744
Christopher C. Cole                 4,756,408       260,744

There were no broker non-votes or abstentions or votes withheld with respect to this proposal.

Proposal No. 2: Amend the Company's 1995 Stock Option Plan to increase to 1,000,000 the number of shares issueable upon exercise of options under the plan.

FOR:               2,146,948
AGAINST:             761,600
ABSTAIN:               7,945

The proposal passed by a majority of the votes casts as dictated by the Company's by-laws There were 2,098,659 broker non-votes on this proposal.

Proposal No. 3: Ratification of Arthur Andersen LLP as the Company's auditors for fiscal year 2000.

FOR:               5,000,748
AGAINST:              13,484
ABSTAIN:                 920

There were no broker non-votes or votes withheld with respect to this proposal.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock and Redeemable Common Stock Purchase Warrants started trading on the Nasdaq National Market (the "NMS") on April 8, 1996 under the symbol "BATS" and "BATSW", respectively. On March 20, 2000, as a result of a change of the Company's name from Batteries Batteries, Inc. to Wireless Xcessories Group, Inc., the Company's Common Stock began trading under the symbol "WIRX" and the Warrants under the symbol "WIRXW." The Warrants expired on April 8, 2000 in accordance with the Warrant agreement and are no longer actively traded. Effective, December 19, 2000, the Company's Common Stock began trading on the Over The Counter Bulletin Board ("OTC") resulting from a delisting action taken by Nasdaq removing the Company's securities from the NMS for failure to meet certain listing requirements. The following tables set forth the range of high and low closing prices for the quarters indicated for the Common Stock and Warrants on the NMS as reported by NMS for calendar year 1999 and calendar year 2000 though December 18, 2000, and thereafter for the balance of calendar year 2000 on the OTC.

                                COMMON STOCK              WARRANTS

1999                           HIGH        LOW        HIGH    LOW
----                           ----        ---        ----    ---
FIRST QUARTER                 1 15/16     1 1/4        1/4        1/8
SECOND QUARTER                1 11/16     1 3/16       3/16       1/16
THIRD QUARTER                 2           1 5/16       3/16       1/16
FOURTH QUARTER                3 1/2       1 1/4        7/16       1/16
2000
----
FIRST QUARTER                  5.00       2 7/16       1/4        1/8
SECOND QUARTER                3 6/16      1 2/16       3/16       1/16
THIRD QUARTER                 1 8/16        14/16      N/A        N/A
FOURTH QUARTER                1 5/16       .03         N/A        N/A

         The OTC prices reflect inter-dealer quotations, without retail mark-ups, markdowns or other fees or commissions, and may not necessarily represent actual transactions.

         There were 53 record holders of the Company's Common Stock as of March 8, 2001. A substantially larger number of beneficial owners hold such shares of Common Stock in depository or nominee form.

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

         0n January 11, 2001, the Board approved a stock buyback plan whereby the Company will repurchase a maximum of 500,000 shares of Common Stock of the Company at a total cost not to exceed $250,000 through July 22, 2001. As of March 8, 2001, the Company has repurchased 7,800 shares at an average cost of $
0.54 per share.

ITEM 6. SELECTED FINANCIAL DATA

INTRODUCTION

         The following table sets forth the selected financial data for Wireless Xcessories and its subsidiaries. The Income Statement Data includes the results of operations for the Company and each of its subsidiaries since their dates of acquisition (see Item 1 -- Business), except for Advanced Fox and Tauber, which are included for all periods presented. The subsidiaries within the Battery Segment (Tauber, Battery Network and Specific Energy) have been accounted for as discontinued operations. This information should be read in conjunction with the Consolidated Financial Statements and Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" that appear elsewhere in this document.

         For the year ended December 31, 1996, the Income Statement Data includes the results of operations for Wireless Xcessories for the eleven months ended and Advanced Fox for the full year.

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

         The Selected Financial Data has been derived from the consolidated financial results for the years ended December 31, 1996, 1997, and 1998 audited by Deloitte & Touche LLP and the years ended December 31, 1999 and 2000 audited by Arthur Andersen LLP that appear elsewhere in this report.

                             SELECTED FINANCIAL DATA

                                                                              FISCAL YEAR ENDED DECEMBER 31,

                                                              1996        1997          1998         1999            2000
                                                              ----        ----          ----         ----            ----
                                                                      ($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
INCOME STATEMENT DATA:

NET SALES                                                     $13,679      $20,171      $24,852       $31,653        $30,128
COST OF SALES                                                   8,531       12,352       13,776        16,034         15,440
                                                                -----       ------       ------        ------         ------
GROSS PROFIT                                                    5,148        7,819       11,076        15,619         14,688
                                                                -----        -----       ------        ------         ------
SELLING, GENERAL & ADMINISTRATIVE EXPENSES                      4,374        6,674        8,906        11,558         13,010
INTEREST EXPENSE, NET                                              67          234          311           395            274
                                                                  ----        -----        -----         -----         -----
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES             707          911        1,859         3,666          1,404
INCOME TAX EXPENSE                                                306          397          880         1,323            579
                                                                  ---          ---         ----         -----            ---
NET INCOME FROM CONTINUING OPERATIONS                             401          514          979         2,343            825
DISCONTINUED OPERATIONS:
INCOME (LOSS) FROM OPERATIONS (NET OF TAX BENEFIT                  48           55       (2,483)       (1,504)          (293)
(PROVISION) OF ($31), ($167), $1,259, $847 and $188)
ESTIMATED LOSS ON SALE OF SUBSIDIARIES (NET OF TAX                  0            0         (558)       (4,277)          (286)
                                                                    -            -         -----       -------          -----
BENEFITS OF $0, $0, $0,  $225, AND $187)
NET INCOME (LOSS) FROM DISCOUNTED OPERATIONS                       48           55       (3,041)       (5,781)          (579)
                                                                   --           --       -------       -------          -----
NET INCOME (LOSS)                                                 449          569       (2,062)       (3,438)           246
PREFERRED STOCK DIVIDEND REQUIREMENTS                              60           15            0             0              0
                                                                   --           --            -             -              -
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS            $389         $554      $(2,062)      $(3,438)          $246
                                                                 ====         ====      ========      ========          ====
NET INCOME (LOSS) PER SHARE OF COMMON STOCK (BASIC)             $0.12        $0.12       $(0.43)       $(0.68)          $.05
                                                                =====        =====      =======       =======          ====

UNAUDITED PRO FORMA DATA:

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES                  $774
PROVISION FOR INCOME TAXES                                       317
                                                                ----
PRO FORMA NET INCOME FROM CONTINUING OPERATIONS                 $457
                                                                ====
PRO FORMA NET INCOME PER COMMON STOCK (BASIC & DILUTED)         $.14
PRO FORMA NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS        $397
                                                                ====
PRO FORMA NET INCOME PER SHARE                                  $.10
                                                                ====
PRO FORMA NUMBER OF SHARES OUTSTANDING                       4,100,000
                                                             ---------


BALANCE SHEET DATA:
                                                                  AS OF DECEMBER 31,
                                                                  ------------------
                                            1996        1997          1998         1999           2000
                                            ----        ----          ----         ----           ----
WORKING CAPITAL                           $  7,218    $  16,178     $  11,532      $  9,366  $  6,535
TOTAL ASSETS                                10,622       24,531        21,320        16,685    14,271
LONG TERM DEBT                                  --       10,742         8,865         5,505     2,859
MANDATORY REDEEMABLE PREFERRED STOCK           750           --            --            --        --
STOCKHOLDERS' EQUITY                         8,460       11,730         9,668         6,718     7,092

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Year Ended December 31, 2000 ("2000") Compared to Year Ended December 31, 1999 ("1999")

         Net sales decreased by 4.8.% or $1.5 million from $31.7 million in 1999 to $30.1 million in 2000. The decrease in sales dollars and percentage was principally attributable to Cliffco which registered a decrease of $2.7 million (31.1%), offset in part by an increase of 2% or $520,000 at Advanced Fox. In addition, AccessorySolutions, which was formed in August 1999 but did not begin selling until October, 1999, increased sales of $575,000, of which approximately $467,000 is attributable to the first nine months of fiscal 2000. Cliffco experienced a large drop in its carrier business resulting from the loss of key sales personnel earlier in the year and aggressive competition for their business. Advanced Fox who increased sales 27.4% in 1999 compared to 1998, continued to generate new accounts through its strong telemarketing and good price /value relationship, but was negatively impacted by the bankruptcy filings of two of its largest customers in May, 2000 and November, 2000, and the overall industry trend toward lower prices.

         Gross profit decreased by $931,000 or 6.0% from $15.6 million in 1999 to $14.7 million in 2000 and as a percentage of sales from 49.3% to 48.8%. The decrease in gross profit percentage was due to additional incentives given to customers in the form of expanded volume allowances and discounts, changes in customer mix, lost business, price reductions to improve turns on slower moving inventory, partially offset by improved initial selling margins on selected new product and outbound freight reductions.

         Selling, general and administrative ("SG&A") expenses increased $1.4 million, from $11.6 million in 1999 to $13.0 million in 2000, and as a percentage of sales increased from 36.5% in 1999 to 43.2% in 2000. The increase in SG&A expenses as a percentage of sales was attributable to:

         o Increases in occupancy costs due to the continued expansion of the Advanced Fox main distribution facility to handle substantially higher volume. Shipping volume in terms of units, invoices and packages rose at a much higher percentage than the Company's overall sales rate due to lower average sales dollars per unit, and changes in customer sales mix.

         o Additional labor was utilized to handle increased customized packaging and labeling to accommodate changes in the Company's customer needs and product mix and the sharply increased unit volume growth.

         o Additional bad debt expense related to the bankruptcy filing of a major customer (approximately $300,000)

         o SG&A expenses incurred by AccessorySolutions of approximately $500,000 for the first nine months of fiscal 2000. The Company was formed in August, 1999, but did not begin to incur meaningful expenses until October, 1999.

         o SG&A expenses did not decrease at Cliffco in the same proportion as its 31.1% reduction in its sales due in part to efforts to rebuild the sales staff and increased per unit packaging and shipping labor.

         o Additional information systems and other professional costs to plan and implement upgrades to our information technology infrastructure.

         o Additional accruals for pending litigation and related professional fees offset by $100,000 settlement received in January 2001 related to inappropriate actions performed by a competitor. The settlement was recognized in 2000 since the amount was known and related to 2000.

         Interest expense, net of the amounts allocated to discontinued operations and interest income, decreased $121,000 from $395,000 in 1999 to $273,000 in 2000 due to reduced bank borrowings under the Company's Loan Facility resulting principally from the sale of substantially all of Tauber's assets in January, 2000, the downsizing of Battery Network's operation during the year, and subsequent sale of most of its assets in November-December, interest income related to notes receivable realized in the Tauber sale, and cash provided by operations, offset in part by increasing effective interest rates. The weighted average interest rates in effect on average debt outstanding increased from 7.30% in 1999 to 8.69% in 2000.

         The Company's effective income tax rate increased from 36.1% in 1999 to 41.2% in 2000. The increase is primarily attributable to the benefits obtained from refunds as a result of filing amended state tax returns in 1999.

         Year Ended December 31, 1999 ("1999") Compared to Year Ended December 31, 1998 ("1998")


         Net sales increased by 27.4% or $6.8 million from $24.9 million in 1998 to $31.7 million in 1999. The increase in sales dollars and percentage are attributable to Advanced Fox and Cliffco which experienced increases of $4.9 million (27.3%) and $1.8 million (26.8%), respectively. In addition, AccessorySolutions, which was formed in August 1999, contributed $41,000 in net sales. The net sales growth in both Advanced Fox and Cliffco are reflective of the Company's broad product offerings and strong telemarketing efforts which continue to generate new accounts, and a good price/value relationship attributable to advantageous buying.

         Gross profit increased by $4.5 million or 41.0% from $11.1 million in 1998 to $15.6 million in 1999 and as a percentage of sales from 44.6% to 49.3%. The increase in gross profit dollars attributable both to Advanced Fox and Cliffco which experienced increases of $3.1 million (27.3%) and $1.0 million (26.8%) respectively. The increase in gross profit percentage of 4.7% was due to continued advantageous Far East purchasing bolstered by a consolidation of the two cellular companies' purchasing efforts, which began in June 1998.

         Selling, general and administrative ("SG&A) expenses increased 29.8%, from $8.9 million in 1998 to $11.6 million in 1999, and as a percentage of sales increased from 35.8% in 1998 to 36.5% in 1999. The increase in SG&A expenses as a percentage of sales was attributable to: (a) increases in occupancy and distribution costs at Advanced Fox to support the current and anticipated sales unit growth, including a major expansion of its main distribution facilities to handle the substantial increases in unit sales volume, which tend to lower the average sales price per unit, (b) increased purchasing and warehousing services provided by Cliffco; (c) more customized packaging services to accommodate changes in the Company's customer mix and needs; and (d) expenses attributable to AccessorySolutions (mainly start up costs) from the date of its inception in August 1999 to the end of the year of $134,000. In addition, added computer costs were incurred at Advanced Fox to enhance the existing accounting and warehousing systems to better accommodate the unit volume growth and for Y2K compliance, as well as the new system implementation at Cliffco.

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

         The Company's effective income tax rate decreased from 47.4% in 1998 to 36.1% in 1999. The decrease is primarily attributable to the benefits obtained from refunds resulting from the filing of amended state tax returns in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's requirement for capital is to fund (i) sales growth and
(ii) financing for acquisitions. The Company's primary sources of financing during 2000 and 1999 were cash flow from operations, equity issuances, the sale of substantially all of the assets of Tauber and Battery Network in January, 2000 and November-December, 2000, respectively, and bank borrowings.

         The Company's working capital as of December 31, 2000 was $6,535,427. Net cash provided by operating activities for the years ended December 31, 2000, 1999 and 1998 was $2,724,948, $3,663,331 and $1,580,295, respectively. In
2000, the Company was able to provide cash from operations of $1,880,524 from its net income of $246,576 as adjusted for non-cash items of depreciation and amortization of $765,545, bad debt provision of $669,565 and estimated loss on sale of subsidiaries of $472,196, less increases in the deferred income taxes of $26,782. Cash provided from changes in assets and liabilities totaled $597,848 consisting of reductions in accounts receivable and inventory of $979,422 and $1,116,857 respectively, income tax refunds of $566,633 offset by a net decrease in accounts payable and accrued expenses of $1,938,179 and an increase in prepaid expenses of $126,885.

         The Company's reduction in accounts receivable was mostly attributable to the decrease in sales during the fourth quarter of 2000 compared to the fourth quarter of 1999, and improved collection procedures. The reductions in inventory are primarily the result of reduced purchases in response to the deteriorated sales base, aggressive markdowns to move older inventory and improved inventory turns.

         Net cash used in investing activities in 2000 of $62,745 was primarily for capital expenditures of $1,187,075 net of cash proceeds from the sale of substantially all of the assets of Tauber in January, 2000 and Battery Network in November and December, 2000 totaling $1,005,855 and $240,000, respectively. Capital expenditures in 2000 were primarily for automated labor saving packaging machines, automated shipping system, warehouse and office furniture, equipment, and improvements

(the Company expanded warehouse capacity and relocated Advanced Fox headquarters in 2000), telephone system upgrades and computer equipment. Net cash used by investing activities in 1999 of $755,883 was for capital expenditures consisting primarily of computer equipment and upgrades. Net cash provided by investing activities in 1998 consisted of proceeds from the sale of Specific Energy's retail assets for approximately $715,000, less $619,820 for the purchase of property and equipment.

         Cash used in financing activities for the twelve months ended December 31, 2000 totaling $2,788,241 and was principally due to $2,986,707 net payments in borrowings offset in part by net additions to capital lease debt of $24,714 and proceeds from the exercise of common stock options of $127,389. Cash used in financing activities for the twelve months ended December 31, 1999 was $2.9 million and represents the net payments under the Revolver Loan and Term Loan of $3,360,634, offset in part by the receipt of $488,366 representing the net proceeds from the issuance of common stock under a private placement to two directors of the Company and related parties. Net cash used in financing activities in 1998 of $1,885,257 was to pay down the Revolver Loan and Term Loan.

         The Company is party to a Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997, as subsequently amended (the "Loan Facility"), between IBJ Whitehall-Financial Group (formerly known as IBJ Schroder Bank & Trust Company), as Agent ("IBJ"), the Company and certain of the Company's affiliates. The Loan Facility consists of a $3,000,000 Term Loan (the "Term Loan") payable in 35 monthly installments of $50,000 each, with the balance to be paid at maturity, and a Revolving Credit Facility (the "Revolver Loan") of up to $10,000,000 to be advanced at the rate of 80% of eligible accounts receivable and 50% of inventories. The Revolver Loan bears interest at the rate of 1/4 of 1% plus the higher of (i) the base commercial lending rate of IBJ or (ii) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 1/4 of 1%, or, at the option of the Company at the Eurodollar rate plus 2%. The Eurodollar rate is defined as LIBOR for a designated period divided by one less the aggregate reserve requirements. The interest on the Term Loan is 1/2% higher than the interest rate on the Revolver Loan. The Loan Facility is secured by a pledge of the assets of the Company and a pledge of the outstanding capital stock of the subsidiaries of the Company. As of December 31, 2000, the principal amount outstanding under the Term Loan was $289,218 and the principal amount outstanding under the Revolver Loan was $2,788,597.

         The Loan Facility contains certain covenants that include maintenance of certain financial ratios, maintenance of certain amounts of working capital and net worth as well as other affirmative and negative covenants. At December 31, 2000, the Company was not in compliance with certain of these covenants. On March 30, 2001, the Company entered into an amended credit agreement whereby the non-compliance at December 31, 2000 was waived and new financial covenants were negotiated through December 31, 2002, which reflect the Company's current projections. The Loan Facility is due to expire on January 7, 2003.

         On January 11, 2001, the Board of Directors approved a stock buyback program whereby the Company will repurchase a total of up to 500,000 shares of common stock at a total cost not to exceed $250,000 through July 22, 2001. As of March 8, 2001 the Company has repurchased 7,800 shares at an average price of $0.54 per share.

         Based upon its present plans, management believes that operating cash flow, available cash and available credit resources will be adequate to make the repayments of indebtedness described herein, to finance the Company' stock repurchase program, to meet the working capital cash needs of the Company and to meet anticipated capital expenditure needs during the 12 months ending December 31, 2001. Although the Company would like to issue shares of common stock as its primary method of financing acquisitions, it anticipates that additional funds may be required to successfully implement its acquisition program, and will use various methods to finance acquisitions, including raising new equity capital. There is no guarantee that such equity or debt financing will be available to the Company in the future.

SEASONALITY AND INFLATION

         The Company's net sales typically show little or no significant seasonal variations.

         The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Risk -- The Company's only financial instruments with market risk exposure are revolving credit borrowings and variable rate term loans, which totaled $3,077,815 at December 31, 2000. Based on this balance, a change of one percent in the interest rate would cause a change in interest expense of approximately $30,778 or $0.01 per share (or $0.005) per share net of an income tax benefit calculated using the Company's historical statutory rates, on an annual basis.

         These instruments were not entered into for trading purposes and carry interest at a pre-agreed upon percentage point spread from one of several designated base rates. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

         Foreign Currency Risk -- The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements with international customers and suppliers are denominated in U.S. dollars. The Wireless Products Segment purchases over 90% of its products from manufacturers located overseas, principally in the Far East. The depreciation of the U.S. dollar against the major Asian currencies could, therefore, cause an increase in the cost of the Company's products and adversely affect its results of operations or financial condition.

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

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth as of March 8, 2001, the name of each Director and executive officer of the Company, his or her principal occupation and the nature of all positions and offices with the Company held by him or her. The directors of the Company will hold office until the next Annual Meeting of Stockholders.

                                                                                               FIRST
                                                                                               BECAME
NAME                               AGE                         OFFICE                         DIRECTOR
----                               ---                         ------                         --------
Christopher F. McConnell            47                 Chairman of the Board                    1998
Stephen Rade                        63               President, Chief Executive                 1996
                                                        Officer and Director
Ronald E. Badke                     55         Chief Financial Officer and Secretary            1995
Allan Kalish                        75                        Director                          1998
Christopher C. Cole                 45                        Director                          2000
Barbara M. Henagan                  42                        Director                          1999
Bradley T. MacDonald                53                        Director                          1999

         Each executive officer serves at the discretion of the Board of Directors.

         Mr. McConnell has been Chairman of the Board of the Company since December 1998. In addition, he is principal of the Founders Group, an organization dedicated to helping launch new, technology-based companies. Mr. McConnell also co-founded CFM Technologies, Inc., a semiconductor capital equipment company and serves as Chairman of the Board at Mi8 Corporation, a leading application software provider (ASP).

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

         Mr. Kalish has been a director since 1998. He is the owner of Kalish & Associates, a consulting firm specializing in marketing, advertising and public relations, which he founded in 1986. Kalish & Associates serves advertisers, marketers and advertising agencies throughout the country, including three New York Stock Exchange companies. Prior to founding Kalish & Associates, Mr. Kalish managed Kalish & Rice, Inc., one of the largest advertising agencies in Philadelphia. Mr. Kalish served as a member of the Board of Directors of Checkpoint Systems, Inc., a New York Stock Exchange company, from 1993 to 1997.

         Ms. Henagan was elected to the Company's Board of Directors in March 1999. Since 1996, she has been a Senior Managing Director of Bradford Ventures, Ltd. Since July 1999, she has served as Manager of Linx Partners. Ms. Henagan also serves on the Board of Directors of General Bearing Corporation and Hampton Industries.

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

         Mr. Cole was elected as a director of the Company in February, 2000. He is currently a private investor and runs Cole Consulting in Cincinnati, OH. Until the acquisition of Pinnacle Automation by FKI, Plc. in early 2000, Mr. Cole was employed by Pinnacle Automation as its Chief Operating Officer and served as a director of Pinnacle Automation as its Chief Operating Officer and served as a director of Pinnacle Automation since June 1997 and as Executive Vice President from March 1994 to June 1997. Mr. Cole served as Vice President of Cincinnati Milacron, from 1987 through March of 1994.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to it and written representations with respect to the year ended December 31, 2000, the Company's officers, directors and greater than ten percent shareholders were in compliance with all applicable Section 16(a) filing requirements, except Stephen Rade, the Company's Chief Executive Officer, President and a director, who inadvertently failed to file seven reports on Forms 4 during the year ended December 31, 2000 in connection with thirty-nine transactions. All transactions were accounted for as purchases and were reported on a year end Form 5 filing.

ITEM 11.          EXECUTIVE COMPENSATION

         The following table sets forth for the years ended December 31, 2000, 1999, and 1998; the compensation for services rendered in all capacities to the Company and subsidiaries by the Chief Executive Officer and the Company's other executive officer for the year ended December 31, 2000.

                           SUMMARY COMPENSATION TABLE


                                             SUMMARY COMPENSATION TABLE
                                             --------------------------
     NAME AND PRINCIPAL POSITION            YEAR                 SALARY
     ---------------------------            ----                 ------
Stephen Rade                                2000                198,000
Chief Executive Officer                     1999                398,000 (1)
President and Director                      1998                350,000 (2)

Ronald E. Badke                             2000                135,000
Chief Financial Officer and                 1999                135,000
Secretary                                   1998                135,000

(1)      Includes a bonus of $200,000 earned in 1999 and paid in 2000.

(2) Includes a bonus of $200,000 earned in 1998 and deferred pursuant to an agreement relating to the acquisition of Advanced Fox. See Item 12.

EMPLOYMENT AGREEMENTS

         The employment agreements between the Company and each of Messrs. Rade and Badke terminated on April 1998, and March 1999, respectively.

 COMPENSATION OF DIRECTORS

         The Company does not pay a fee to its directors. It reimburses those directors who are not employees of the Company for their expenses incurred in attending meetings.

         In addition, the Company recently approved the annual grant of stock options to purchase the Company's common stock to certain directors in accordance with the 1995 Stock Option Plan. Specifically, the board approved the following grants:

         o to the chairperson of the board (if not also an employee of the Company): 15,000 options to purchase shares of common stock (the "Chairperson Options");

         o to every other director (if not also an employee of the Company): 8,000 options to purchase shares of common stock (the "Director Options"); and

         o to each director who is a member of the board committee: 3,000 options to purchase shares of common stock multiplied by the number of committees on which the director sits ("Committee Options").

A director who receives Chairperson Options may not also receive Director Options, unless the board determines otherwise.

         Half of these options vest on the date they are granted, with the remaining half vesting one year later; provided that these options will terminate and never vest if the director receiving them does not attend at least 75% of the meetings of the board (or meetings of the applicable board committee, in the case of Committee Options) held during the one year period following the date the options are granted.

STOCK OPTIONS

         Under the Company's 1995 Stock Option Plan (the "Plan"), the Company's board of directors or a stock option committee appointed by the board may grant stock options to officers, key employees, directors, and independent consultants of the Company. Currently, 1,000,000 shares of the Company's common stock are reserved for issuance under the Plan.

         The following table sets forth the details as the options granted during and held at the end of the year December 31, 2000 by the executive officers set forth in the Summary Compensation Table. Mr. Rade was not granted options under the Plan during the year 2000.

                       Option Granted in Last Fiscal Year

                                                                                                 Potential realizable value
                                                                                                       at assumed rate
                       Number of Shares        Percent of Total      Exercise                    of stock price appreciation
                      Underlying Options        Options Granted      Price per    Expiration         For Option Term (1)
Name                        Granted             in Fiscal Year         Share         Date                5%        10%
------------------------------------------------------------------------------------------------------------------------------------
Ronald E. Badke           20,000  (1)                14.4%             1.438        5/23/10            $46,847    $74,546

(1)      Granted pursuant to Stock Option Plan

         The following table sets forth the number of shares, which underlie unexercised options held at December 31, 2000 by the executive officers named in the Summary Compensation Table. Neither of those officers exercised options during 2000.

                          FISCAL YEAR END OPTION VALUES

                           NUMBER OF SHARES UNDERLYING
                         UNEXERCISEABLE OPTIONS AT FISCAL
                                   YEAR END (1)
                         ---------------------------------
NAME                     EXERCISABLE        Unexercisable
----                     -----------        --------------
Stephen Rade               25,000                 0
Ronald E. Badke            69,000              16,000

(1) The exercise price of all outstanding options at December 31, 2000 was greater than the market value of the shares covered by those options.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of March 8, 2001, as supplied to the Company, regarding the beneficial ownership of the Common Stock by all persons known to the Company who own more than 5% of the outstanding shares of the Company's Common Stock, each director of the Company, each executive officer of the Company named in the Summary Compensation Table included elsewhere in this report and all executive officers and directors as a group. Unless otherwise indicated, based on information provided to the Company by the directors, executive officers and principal shareholders, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

NAME*                                   NUMBER OF SHARES            PERCENTAGE (2)
                                      BENEFICIALLY OWED (1)         --------------
                                      ---------------------
Christopher F. McConnell (3)                 180,567                     3.5%
Stephen Rade (4)                           1,138,650                    21.8%
Ronald E. Badke (5)                           69,000                     1.3%
Christopher C. Cole (6)                       52,500                     1.0%
Allan Kalish (7)                              52,000                     1.0%
Barbara M. Henagan (8)                       178,131                     3.4%
Bradley T. MacDonald (9)                      16,500                      --
Directors and Officers as a group          1,687,348                    32.3%
(7 persons)(10)

*The business address of each shareholder named in this table, is Wireless Xcessories Group, Inc., 1840 County Line Road, Huntingdon Valley, PA 19006. **Less than 1%.
(1) For purposes of this table, a person or group is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within 60 days.
(2) Percentage ownership is based on 5,222,080 shares of Common Stock outstanding on March 8, 2001. For purposes of computing the percentage of outstanding shares held by each such person or group of persons named above, any security which such person or group of persons has the right to acquire within 60 days is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
 (3) Includes exercisable options to purchase 24,500 shares.
 (4) Includes exercisable options to purchase 25,000 shares.
 (5) Includes exercisable options to purchase 69,000 shares.
 (6) Includes exercisable options to purchase 19,500 shares.
 (7) Includes exercisable options to purchase 44,500 shares.
 (8) Includes exercisable options to purchase 21,000 shares.
 (9) Includes exercisable options to purchase 16,500 shares.
(10) Includes exercisable options to purchase 220,000 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In consideration for the acquisition of Tauber and Advanced Fox, the Company in April 1996 issued to Robert W. Tauber, a former director of the Company, 300,000 shares of Common Stock and a five-year option to purchase an additional 50,000 shares at $5.00 per share. This option remains unexercised.

         Through April 30, 2000, the principal offices of Advanced Fox, which comprised approximately 7,000 square feet in Huntingdon Valley, Pennsylvania, were occupied under a lease, which expired on December 31, 1999 on a month-to-month basis (same terms and conditions), with Rade Limited Partnership, of which Mr. Rade and his wife are the partners. The lease, as amended with respect to additions to the facility, provided for an annual rent of $70,000 with the tenant obligated to pay the applicable real estate taxes and maintenance and insurance costs. The Company terminated this lease on April 30, 2000 and relocated its principal offices to space leased from a third party.

         Rental payments under the lease for the twelve months ended December 31, 2000, 1999 and 1998 were $25,704, $76,462 and $76,000, respectively.

Advanced Fox Antenna, Inc. employs Susan Rade, wife of Stephen Rade, as the highest volume sales person with certain administrative functions. In this role, Mrs. Rade earns the bulk of her compensation as part of the Company's sales incentive commission programs earning $329,981.06, $439,062.98, and $249,297.20 in the twelve months December 31, 2000, 1999 and 1998, respectively, including draws, commission and a $30,000 salary for administrative duties.

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

         Since May 1998, when Messrs. Haber and Teeger resigned as officers and directors of the Company, Founders has provided no services to the Company and the Company has not paid any fees to Founders. Although neither the Company nor Founders has formally terminated the Management Agreement, both parties have acted as if the Management Agreement has been terminated. Founders have initiated a lawsuit against the Company with respect to this Management Agreement, as discussed under Item 3 above.

                                     PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         (a) The following documents are filed as a part of this Report.

         1. FINANCIAL STATEMENTS -- The financial statements and schedules required by this item begin on page F-1 of this report. The Reports of Independent Public Accountants appear on pages F-2 and F-3 of this report.

         2. EXHIBITS -- The following is a list of exhibits. Where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference.

EXHIBIT
NUMBER

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

10.6     Option issued to Mr. Robert W. Tauber*

10.7 Management Services Agreement between the Company and Founders Management Services, Inc., as amended*

10.8     Lease between Advanced Fox Antenna, Inc. and Rade Limited Partners*

10.9 Registration Rights Agreement between the Company and Messrs. Tauber and Rade*

10.10 Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997 among IBJ Schroder Bank & Trust Company as Agent and the Company, Advanced Fox Antenna, Inc., Tauber Electronics Inc., Battery Acquisition Corp., Specific Energy Corporation, Battery Network, Inc. and W.S. Battery & Sales Company, Inc.**

10.11 Amendment No. 1 and Joinder Agreement dated __________ among the Company, certain of its affiliates and IBJ Schroder Bank & Trust Company***

10.12 Waiver and Amendment to Revolving Credit, Term Loan and Security Agreement dated __________ by and among the Company, certain of its affiliates and IBJ Schroder Bank & Trust Company****

10.13 Waiver and Amendment to Revolving Credit, Term Loan and Security Agreement dated __________ by and among the Company, certain of its affiliates and IBJ Schroder Bank & Trust Company*****

10.14 Asset Purchase Agreement dated Jan 26, 2000 with respect to the sale of substantially all of the assets of Tauber Electronics, Inc.******

10.15 Agreement and Plan of Merger dated February 28, 2001, by and among Wireless Xcessories Group, Inc., Accessory Solutions.com Inc., Advanced Fox Antenna, Inc. and Cliffco of Tampa Bay.

10.16 Waiver and Amendment to Revolving Credit, Term Loan and Security Agreement dated March 30, 2001 by and among the Company, certain of its affiliates and IBJ Schroder Bank & Trust Company

10.17    Form of Warrant issued to each of Warren H. Haber and John L. Teeger**

21       List of Subsidiaries

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

****** Filed as an exhibit to the Company's Current Report on Form 8-K for January 27, 2000 and incorporated by reference thereto.

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


            NAME                                      TITLE                            DATE
            ----                                      -----                            ----
/s/ Christopher F. McConnell        Chairman of the Board                          April 2, 2001
-----------------------------
    Christopher F. McConnell

/s/ Ronald E. Badke                 Chief Financial Officer and                    April 2, 2001
-----------------------------        Secretary (principal financial officer)
     Ronald E. Badke

/s/ Stephen Rade                    Chief Executive Officer,                       April 2, 2001
-----------------------------        President and Director
     Stephen Rade                    (principal executive officer)

/s/ Allan Kalish                    Director                                       April 2, 2001
-----------------------------
    Allan Kalish

/s/ Christopher C. Cole             Director                                       April 2, 2001
-----------------------------
    Christopher C. Cole

/s/ Barbara M. Henagan              Director                                       April 2, 2001
-----------------------------
    Barbara M. Henagan

/s/ Bradley T. MacDonald            Director                                       April 2, 2001
-----------------------------
    Bradley T. MacDonald

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Wireless Xcessories Group, Inc.:

         We have audited the accompanying consolidated balance sheets of Wireless Xcessories Group, Inc. (formerly, Batteries Batteries, Inc.) (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders equity and cash flows for the years then ended. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Xcessories Group, Inc. and subsidiaries as of December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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


ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
March 30, 2001

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Wireless Xcessories Group, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Wireless Xcessories Group, Inc. (formerly, Batteries Batteries, Inc.) and subsidiaries for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Wireless Xcessories Group, Inc. and subsidiaries for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

San Diego, California
 March 30, 1999

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                            DECEMBER 31

                                                                                                      2000               1999
                                                                                                      ----
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                                        $      501,069      $     365,827
Accounts receivable (net of allowance for doubtful accounts                                           4,354,597          5,119,283
  of $263,276 and $120,467, respectively)
Inventories                                                                                           4,896,125          5,204,220
Prepaid expenses and other current assets                                                               401,789            187,651
Income tax refund receivable                                                                            --                 586,746
Current deferred income taxes                                                                           701,974            379,227
Net current assets held for sale                                                                        --               1,984,817
                                                                                                 --------------      -------------
Total current assets                                                                                 10,855,554         13,827,771
 ROPERTY AND EQUIPMENT--Net                                                                           1,720,963            999,223
EXCESS OF COST OVER NET ASSETS ACQUIRED (net of accumulated amortization of                             907,508            949,508
   $153,814 and $111,814, respectively)
NET NONCURRENT ASSETS HELD FOR SALE                                                                     --                 737,090
OTHER ASSETS                                                                                            787,271            171,736
                                                                                                 --------------      -------------
Total assets                                                                                     $   14,271,296      $  16,685,328
                                                                                                 ==============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt                                                                $      329,896      $     600,000
Bank overdraft                                                                                          397,996            344,654
Accounts payable                                                                                      1,107,469            999,839
Net liabilities on disposal of discontinued operations                                                  463,713             --
Accrued payroll and related benefits                                                                    794,621          1,013,962
Other accrued expenses                                                                                1,226,432          1,504,143
                                                                                                 --------------      -------------
Total current liabilities                                                                             4,320,127          4,462,598
                                                                                                 --------------      -------------

LONG-TERM DEBT                                                                                        2,858,996          5,504,522
                                                                                                 --------------      -------------
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY:
Preferred stock, par value $.001, 1,000,000 shares authorized, no shares issued or outstanding          --                  --
Common stock, par value $.001, 10,000,000 shares authorized, 5,222,080 and
5,132,732 shares, respectively, issued and outstanding                                                    5,222              5,133
Additional paid-in capital                                                                           11,331,106         11,203,806
Accumulated deficit                                                                                  (4,244,155)        (4,490,731)
                                                                                                 --------------      -------------
Total stockholders' equity                                                                            7,092,173          6,718,208
                                                                                                 --------------      -------------
Total liabilities and stockholders' equity                                                       $   14,271,296      $  16,685,328
                                                                                                 ==============      =============


The accompanying notes are an integral part of these consolidated financial statements.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                FOR THE YEARS ENDED DECEMBER 31

                                                                        2000                 1999                 1998
                                                                        ----                 ----                 ----

    Net Sales                                                      $  30,128,028         $  31,652,681        $  24,852,022
    Cost of sales                                                     15,440,512            16,034,150           13,775,932
                                                                   -------------         -------------        -------------

    Gross profit                                                      14,687,516            15,618,531           11,076,090
                                                                   -------------         -------------        -------------

    Selling, general and administrative expenses                      13,009,812            11,557,821            8,905,593
                                                                   -------------         -------------        -------------

    Interest expense, net                                                273,452               394,893              311,412
                                                                   -------------         -------------        -------------

    Income from continuing operations before income taxes              1,404,252             3,665,817            1,859,085
    Income tax expense                                                   579,036             1,322,917              880,333
                                                                   -------------         -------------        -------------

    Net income from continuing operations                                825,216             2,342,900              978,752
                                                                   -------------         -------------        -------------

    DISCONTINUED OPERATIONS:
    Loss from operations (net of tax benefit of $187,548,
    $847,186 and $1,259,405, respective                                 (293,344)           (1,504,077)          (2,482,345)
    Estimated loss on sale of subsidiaries (net of tax benefit
    of $186,900, $225,140 and $0, respectively)                         (285,296)           (4,277,178)            (558,112)
                                                                   -------------         -------------        -------------
    Net loss from discontinued operations                               (578,640)           (5,781,255)          (3,040,457)
                                                                   -------------         -------------        -------------
    Net income (loss)                                              $     246,576         $  (3,438,355)       $  (2,061,705)
                                                                   =============         =============        =============
    Earnings (loss) per common share--Basic:
    Income from continuing operations                              $        0.16         $        0.47        $        0.21
      Loss from discontinued operations                                    (0.11)                (1.15)               (0.64)
                                                                   -------------         -------------        -------------
      Net income (loss) per common share                           $        0.05         $       (0.68)       $       (0.43)
                                                                   =============         =============        =============

      Earnings (loss) per common share--Diluted:
      Income from continuing operations                            $        0.16         $        0.46        $        0.21
      Loss from discontinued operations                                    (0.11)                (1.15)               (0.64)
                                                                   -------------         -------------        -------------
      Net income (loss) per common share                           $        0.05         $       (0.69)       $       (0.43)
                                                                   =============         =============        =============



The accompanying notes are an integral part of these consolidated financial statements.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                        ADDITIONAL       RETAINED
                                  PREFERRED STOCK               COMMON STOCK              PAID-IN         EARNINGS
                                SHARES        AMOUNT        SHARES         AMOUNT         CAPITAL        (DEFICIT)         TOTAL
                                ------        ------        ------         ------       ------------    ------------    -----------

Balance, January 1, 1998            --       $   --         4,743,000     $    4,743    $ 10,715,830    $  1,009,329    $11,279,902
Net loss                            --           --             --             --             --          (2,061,705)    (2,661,705)
                                --------     --------      ----------     ----------    ------------    ------------    -----------

Balance, December 31, 1998          --           --         4,743,000          4,743      10,715,830      (1,052,376)     9,668,197
Issuance of common stock            --           --           389,732            390         487,976          --            488,366
Net loss                            --           --             --             --             --          (3,438,355)    (3,438,355)
                                --------     --------      ----------     ----------    ------------    -------------   -----------

Balance, December 31, 1999          --           --         5,132,732          5,133      11,203,806      (4,490,731)     6,718,208
Option exercises                    --           --            89,348             89         127,300          --            127,389
Net income                          --           --             --             --             --             246,576        246,576
                                --------     --------      ----------     ----------    ------------    ------------    -----------

Balance, December 31, 2000          --       $   --         5,222,080     $    5,222    $ 11,331,106    $ (4,244,155)   $ 7,092,173
                                ========      =======       =========     ==========    ============    =============   ===========


The accompanying notes are an integral part of these consolidated financial statements.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     FOR THE YEARS ENDED DECEMBER 31
                                                         2000              1999                 1998
                                                         ----              ----                 ----
OPERATING ACTIVITIES:
Net income (loss)                                    $    246,576      $ (3,438,355)        $ (2,061,705)
Adjustments to reconcile net income
(loss) to net cash provided
by operating activities:
   Depreciation and amortization                          765,545           888,271              749,402
   Provision for doubtful accounts                        669,565           402,153              326,915
   Deferred income tax (benefit) provision                (26,782)         (165,183)               8,405
   Estimated loss on sale of subsidiaries                 472,196           562,848              --
   Impairment of excess cost over net assets               --             3,939,470              558,112
   acquired
Changes in assets and liabilities, net of
effects from dispositions:
   Accounts receivable                                    979,422            98,586              160,137
   Inventories                                          1,116,857         1,556,752            2,040,204
   Income tax refund                                      566,633           --
   Prepaid expenses and other assets                     (126,885)         (375,415)             (95,227)
   Accounts payable and accrued expenses               (1,938,179)          194,204             (105,948)
                                                     -------------     -------------        -------------
Net cash provided by operating activities               2,724,948         3,663,331            1,580,295
                                                     ------------      ------------         ------------
INVESTING ACTIVITIES:
Purchase of property and equipment, net                (1,187,075)         (755,883)            (619,820)
Proceeds from sale of subsidiaries                      1,245,000           --                   715,000
Principal payment received on note receivables              4,820           --                   --
                                                     ------------      ------------         ------------
Net cash (used in) provided by investing activities        62,745          (755,883)              95,180
                                                    -------------     -------------        -------------
FINANCING ACTIVITIES:
Payments on capital lease obligation                      (24,714)          --                   --
Issuance of common stock                                  127,389           488,366              --
Net payments on borrowings                             (2,755,126)       (3,360,634)          (1,885,257)
                                                     -------------     -------------        -------------
Net cash used in financing activities                  (2,652,451)       (2,872,268)          (1,885,257)
                                                     -------------     -------------        -------------
NET INCREASE (DECREASE) IN CASH AND CASH                  135,242            35,180             (209,782)
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR              365,827           330,647              540,429
                                                     ------------      ------------         ------------
CASH AND CASH EQUIVALENTS, END OF YEAR               $    501,069      $    365,827         $    330,647
                                                     ============      ============         ============





                                                                     FOR THE YEARS ENDED DECEMBER 31
                                                         2000              1999                 1998
                                                         ----              ----                 ----
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash paid during year for:
Interest                                             $    353,924      $    606,500         $    863,337
Income taxes                                              590,758           378,843              412,341



The accompanying notes are an integral part of these consolidated financial statements.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Name Change -- In March 2000, Batteries Batteries, Inc. changed its name to Wireless Xcessories Group, Inc.

         Business Description -- Wireless Xcessories Group, Inc. and its subsidiaries (collectively, the "Company") are engaged in the distribution of batteries, battery accessories, cellular accessories, and components in the United States. During the fourth quarter of 1999, the Company began selling products via the newly created e-commerce subsidiary, AccessorySolutions.com, Inc. On March 13, 2001, former subsidiaries of Wireless Xcessories Group, Inc, Advanced Fox Antenna, Inc., Cliffco of Tampa Bay, Inc. and AccessorySolutions.com, Inc. entered into an Agreement to combine and merge with Wireless Xcessories Group, Inc., the surviving Company.

         Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions have been eliminated.

         Cash Equivalents -- The Company considers all highly liquid investments with a maturity date of three months or less from the date of purchase to be cash equivalents.

         Concentration of Risk -- The Company utilizes its excess cash to reduce its bank borrowings. The Company has not experienced any losses on its cash accounts or short-term investments. The Company sells its products to commercial businesses and retail consumers primarily in the United States. Through its continuing relationships with these customers, the Company performs credit evaluations and generally does not require collateral. The Company maintains a reserve for potential credit losses, and such losses were minimal except for the write off of approximately $300,000 resulting from a large customer filing Chapter 7 bankruptcy in 2000. No single customer accounted for greater than 10% of consolidated net sales during any of the years presented.

         In 2000, the Company purchased approximately 36% of its products from three Far East suppliers, accounting for 16%, 13% and 7% of all purchases.

         Inventories -- Inventories, which consist solely of finished goods, are carried at the lower of cost, determined on a first-in, first-out basis
(FIFO), or market value.

         Property and Equipment -- Property and equipment are stated at cost. Additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation and amortization of property and equipment is calculated under the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives are five to seven years for furniture and fixtures and three to ten years for machinery and equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of their leases. Depreciation expense was $561,953, $368,505 and $267,815 in 2000, 1999 and 1998, respectively, and is included in selling, general and administrative expense in the consolidated statements of operations.

         Other Assets - Other assets in 2000 consists of notes receivable, received in the disposition of the Battery Segment companies, as well as purchased software and refundable deposits, which were the primary components of other assets in 1999. Other assets in 1998 consist primarily of deferred bank financing fees, which were fully amortized at the end of 1999. Amortization expense related to financing fees was $95,000 and $90,000 in 1999 and 1998, respectively.

         Excess of Cost Over Net Assets Acquired -- The excess of cost over net assets acquired is being amortized on a straight-line basis over twenty-five years. The carrying value of the excess cost over net assets acquired is periodically reviewed to determine whether impairment exists. The review is based on comparing the carrying amounts to the undiscounted estimated cash flows before interest charges from operations over the remaining amortization period. In connection with this review, the Company recognized an impairment of $3,939,470 in 1999 related to Battery Network, Inc. as a result of the decision to exit the Battery Segment (see Note 2) and $558,112 in 1998 related to Specific Energy Corporation.

         Revenue Recognition -- Revenue is recognized at the time of shipment. Revenue related to the web site vendor agreements at AccessorySolutions.com, Inc. is recognized ratably over the related contract period.

         Shipping and Handling Fees - The Company records revenues derived from shipping and handling in net sales and the costs associated with shipping and handling in cost of sales.

         Income Taxes -- The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial reporting basis and tax basis of assets and liabilities, measured using enacted tax rates. The impact of changes in tax rates is reflected in income in the period in which the change is enacted.

         Discontinued Operations -- During the first quarter of 2000, the Company sold most of the assets and transferred certain liabilities of Tauber Electronics, Inc. (see Note 2) and developed a plan, which was approved by the Board of Directors of the Company, to dispose of Battery Network, Inc. During the fourth quarter of 2000 the Company sold the remaining assets of Battery Network, Inc. (see Note 2). As these two companies represented all of the Company's remaining businesses within its Battery Segment, the Company accounted for this segment as discontinued operations in 1999.

         The results of operations for the Battery Segment have been classified as discontinued operations for all periods presented in the consolidated statements of operations and balance sheets. The assets and liabilities of the discontinued operations have been classified in the accompanying consolidated balance sheets as "Net assets held for sale", "Net noncurrent assets held for sale" and "Net liabilities attributable to discontinued operations." Discontinued operations have not been segregated in the accompanying consolidated statements of cash flows, and, therefore, amounts of certain captions will not agree with the respective consolidated statements of operations. Net sales for the Battery Segment were $3,397,208, $16,137,635 and $26,601,820 for the years ended December 31, 2000, 1999 and 1998, respectively.

         The Company allocated interest not specifically associated with any segment based upon a ratio of net tangible assets. Interest expense allocated to discontinued operations was $55,000, $256,000 and $479,000 in 2000, 1999 and 1998, respectively.

         Earnings Per Share -- Basic earning per share (EPS) is computed using the weighted average number of common shares outstanding for the period while diluted EPS is computed assuming conversion of all dilutive securities such as options. Included below is a reconciliation of shares for the basic and diluted EPS computations.

                                                     2000            1999           1998
                                                     ----            ----           ----

Basic EPS Shares                                    5,193,731      5,013,537       4,743,000

Dilutive effect of stock options and warrants          60,598         38,213          16,677
                                                  -----------     ----------     -----------

Diluted EPS Shares                                  5,254,329      5,051,750       4,759,677
                                                  ===========     ==========     ===========

         There is no difference between net income (loss) per common share on a basic and diluted EPS basis.

         Options to purchase 112,960, 130,532 and 108,865 shares with exercise prices ranging from $1.875 to $5.00 and warrants to purchase 100,000, 2,400,000 and 2,400,000 shares with exercise prices ranging from $4.13 to $5.00 were outstanding at December 31, 2000, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the option's exercise price was greater than the average market price of the common shares.

         Disclosures About Fair Value of Financial Instruments -- The carrying value at December 31, 2000 of the Company's financial instruments approximated their fair value primarily due to the short maturities of these instruments.

         New Accounting Pronouncements -- In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Costs." The Company is required to adopt this statement beginning with the first quarter of 2001. The Company has determined that the adoption of the statement will not have a material impact on the Company's financial position or results of operations.

         Employee Stock Options -- The Company applies Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," which recognizes compensation costs based on the intrinsic value of an equity instrument.

The Company has applied APB No. 25 to its stockholder compensation awards to employees and has disclosed the required pro forma effect on net income (loss) per share in accordance with the provisions of SFAS No.123, "Accounting for Stock-Based Compensation" (See Note 5).

         Use of Estimates in the Preparation of Financial Statements --The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.       ACQUISITIONS AND DIVESTITURES:

         Effective January 1, 1997, the Company acquired the business and related assets of Battery Network, Inc. and affiliated companies ("Battery Network"), which operated principally in California and had revenues of approximately $23.0 million for the year ended December 31, 1996. The purchase price of approximately $11.2 million consisted of (i) approximately $8.3 million in cash; (ii) 550,000 shares of common stock valued at $4.125 per share and five year options to purchase an additional 225,000 shares at an exercise price of $4.50 per share, and (iii) approximately $590,000 in transaction costs. The Battery Network agreement also provided the sellers the contingent right to receive additional consideration of up to $1.0 million in cash, 350,000 shares of common stock and five-year options to acquire 250,000 shares of common stock. Payment of the additional consideration was based on the excess amount by which the combined "pre-tax income" as defined, of Battery Network and Tauber exceeded certain levels for the following three years. The sellers also entered into employment agreements and were granted options under the Company's Stock Option Plan to purchase an aggregate of 50,000 shares of common stock. During this period, there was no additional consideration earned or paid by the Company to the sellers of Battery Network.

         In accordance with the decision to exit the Battery Segment (see Note 1 -- Discontinued Operations), the Company evaluated the net realizable value of net assets of the Battery Network business. In connection with this evaluation, the Company determined that the unamortized excess of cost over net assets acquired at December 31, 1999 is not realizable and, therefore, recognized a related impairment of $3,939,470. In addition, the Company recorded a reserve for the estimated operating losses and costs to dispose of the business of $152,242 (net of $101,496 tax benefit). Such amounts are included in the 1999 net loss from discontinued operations in the accompanying consolidated statements of operations.

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

         The Battery Network acquisition and CTB acquisition were accounted for as purchases in accordance with Accounting Principles Board Opinion No. 16. The total purchase price, net of cash acquired, was allocated to the assets acquired and liabilities assumed based on their estimated fair values, as follows:

                                                      (IN THOUSANDS)
                                                      --------------
                                               BATTERY NETWORK        CTB
                                               ---------------        ---
 Accounts receivable                              $     2,522       $     648
 Inventories                                            4,679             347
 Property and equipment                                   185              79
 Other assets                                             177              32
 Accounts payable, accrued expenses and debt           (1,307)         (1,321)
 Excess of cost over net assets acquired                4,458           1,061
                                                  -----------       ---------
 Total                                            $    10,714       $     846
                                                  ===========       =========

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

         On January 27, 2000, the Company sold substantially all of the assets and certain liabilities of Tauber Electronics, Inc. for $1,489,427, consisting of cash of $1,005,854 and a note receivable of $519,708 bearing interest at 1% above prime, as defined and payable over 5 years. Any outstanding principal or accrued interest is due in full on January 26, 2005. The principal amount of this note was subsequently reduced to $483,573, effective on March 15, 2000, to reflect the final valuation of transferred assets. The note was subject to further adjustment (only upward) during the first quarter of 2001 based on the valuation of certain inventory reserves. In March, 2001 it was determined based on a full valuation supplied by the purchaser to the Company, that no adjustment is required. The related loss on the sale of $185,466 (net of $123,644 tax benefit) has been reflected in the estimated loss on sale of subsidiaries within the net loss from discontinued operations in the 1999 consolidated statement of operations.

         On November 6, 2000, the Company sold selective inventory and substantially all of its machinery and equipment, trade names and customer lists of Battery Network, Inc. to Ohlin Sales Corp. for $200,000 in cash and a $125,000 note. The note provides for twenty-four consecutive equal monthly payments of $5,655 including interest at 8% and principal starting on December 1, 2000 and ending on November 1, 2002. On December 16, 2000, the Company sold selected remaining inventory, and trade names related to Absolute Battery (a division and trade name of Battery Network principally involved in the laptop battery and accessories business) to Battery Universe for cash of $40,000 and a $10,000 note. The note is due on June 1, 2001 and provides for interest at 8% to be paid monthly along with equal monthly principal payments commencing on January 1, 2001 and ending on June 1, 2001. The Company retained accounts receivable, inventory and all outstanding liabilities as of October 31, 2000. Though the Company physically shut down the remaining Battery Network operation in January, 2001, it is still winding down any remaining administrative and financial affairs including, but not limited to, collection of outstanding accounts receivable, liquidation of remaining liabilities, and efforts to achieve an early termination of its existing lease obligation which runs through January 31, 2002.

         The related loss on the sale and disposition of Battery Network of ($285,296, net of $186,900 tax benefit) has been reflected in the estimated loss on sale of subsidiaries within the net loss from discontinued operations in the 2000 consolidated statement of operations.

3.        PROPERTY AND EQUIPMENT:

         Property and equipment consists of the following:

                                                    DECEMBER 31,
                                                    ------------
                                                2000             1999
                                                ----             ----
Machinery and equipment                     $  2,469,756    $    1,496,197
Furniture and fixtures                           482,498           242,617
Vehicles                                          49,265            49,265
Leasehold improvements                           255,227           195,085
                                            ------------   ---------------

                                               3,256,746         1,983,164

Less accumulated depreciation                 (1,535,783)         (983,941)
                                            -------------   ---------------

Property and equipment, net                 $  1,720,963    $      999,223
                                            ============    ==============

4. LONG-TERM DEBT:

         Long-term debt consists of the following:

                                                       DECEMBER 31,
                                                       ------------
                                                  2000             1999
                                                  ----             ----
Revolving Loan Facility                     $    3,077,815   $    6,104,522
Capital Lease                                      111,077                -
                                            --------------   --------------
                                                 3,188,892        6,104,522

Less current portion                              (329,896)        (600,000)
                                            --------------   --------------
Long-term debt, net of current portion      $    2,858,996   $    5,504,522
                                            ==============   ==============

         The weighted average interest rates in effect on debt for the years ended December 31, 2000, 1999, and 1998 was 8.69%, 7.30% and 8.25%,
respectively.

         The Company entered into a Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997, as subsequently amended (the "Loan Facility"), with IBJ Whitehall-Financial Group (formerly known as IBJ Schroder Bank and Trust Company), as Agent ("IBJ"). The Loan Facility consists of a $3,000,000 Term Loan (the "Term Loan") payable in 35 monthly installments of $50,000 each with the balance to be paid at maturity and a Revolving Credit Facility (the "Revolver Loan") of up to $10,000,000 to be advanced at the rate of 80% of eligible accounts receivable and 40% of inventories. The Revolver Loan bears interest at the rate of 1/4 of 1% plus the higher of i) the base commercial lending rate of IBJ or ii) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 1/4 of 1%, or, at the option of the Company at the Eurodollar rate plus 2%. The Eurodollar rate is defined as LIBOR for a designated period divided by one less the aggregate reserve requirements. The interest on the Term Loan is 1/2% higher than the interest rate on the Revolver Loan. The Loan Facility is secured by a pledge of the assets of the borrowers and pledge of the outstanding capital stock of the subsidiaries of the Company. As of December 31, 2000, the principal amount outstanding of the Term Loan is $289,218 and the Revolver Loan is $2,788,597.

         The Loan Facility contains certain covenants which include maintenance of certain financial ratios, maintenance of certain amounts of working capital and net worth as well as other affirmative and negative covenants. It also prohibits the payment of dividends of common stock without consent. At December 31, 2000, the Company was not in compliance with certain of these covenants. On March 30, 2001, the Company entered into an amendment to the Loan Facility, whereby the non-compliance at December 31, 2000 was waived, and the financial covenants through December 31, 2000 were amended to reflect the Company's current projections. The Loan Facility is due to expire on January 7, 2003.

5. STOCKHOLDERS' EQUITY:

         PREFERRED STOCK -- The Board of Directors of the Company, without action by the stockholders, is authorized to issue shares of Preferred Stock in one or more series and, within certain limitations, to determine the voting rights (including the right to vote as a series on particular matters), preferences as to dividends and in liquidation, conversion, redemption and other rights of each such series. The Board of Directors could issue a series with rights more favorable with respect to dividends, liquidation and voting than those held by the holders of any class of Common Stock. In 1995, the Company issued 1,000,000 shares of Preferred Stock, Series A in connection with a private placement. The Preferred Stock, Series A shares were nonvoting and were redeemed in accordance with their terms one year following consummation of the initial public offering at the redemption price of $1.00 per share plus accrued dividends from the date of issuance at the rate of 8% per annum of the redemption price. In May 1996, the Company redeemed 250,000 shares of Preferred Stock. In April 1997, the Company redeemed the remaining 750,000 shares of the Preferred Stock.

         COMMON STOCK -- The shares of Common Stock have one vote per share. None of the shares have preemptive or cumulative voting rights, redemption rights, are or will be liable for assessment or further calls. The holders of the Common Stock are entitled to dividends when declared from funds legally available therefore.

         On April 23, 1999, the Company raised $488,366 (net of costs of $10,434) through a private placement of 389,732 shares of its common stock to two of its Board members (Christopher F. McConnell, Board Chairman, and Barbara
M. Henagan) and to two other related parties.

         On January 11, 2001, the Board of Directors approved a stock buyback program whereby the Company will repurchase a total of up to 500,000 shares of common stock at a total cost not to exceed $250,000 through July 22, 2001. As of March 8, 2001 the Company has repurchased 7,800 shares at an average price of $0.54 per share.

         STOCK OPTIONS -- The Company, on June 6, 1995, adopted the Company's Stock Option Plan (the "Plan"), which as amended in December 1995, authorizes the Board of Directors or a Stock Option Committee appointed by the Board to grant up to 250,000 qualified stock options and non-qualified stock options to officers and key employees, directors and independent consultants. Directors who are not employees and consultants are eligible only to receive non-qualified stock options. The Board of Directors in 1995 granted under the Plan options to purchase 20,720 shares of common stock to two directors at a price of $2.89 per share. In 1996, the Company granted under the Plan five-year options to purchase an aggregate of 195,000 shares of Common Stock to employees. The options are exercisable at the initial Offering price per share of $5.00. In 1997, the Company granted, under the Plan, five-year options to purchase an aggregate of 75,000 shares of Common Stock to employees of the Company. The options are exercisable at prices ranging from $2.80 to $4.50 per share. In 1998, the shareholders of the Company approved an amendment to the Plan increasing the number of shares granted by 350,000 to an aggregate total of 600,000 for the plan. In addition in 1998, the Company granted, under the Plan, five-year options to purchase an aggregate of 455,000 shares of common stock to directors and employees of the Company. The options are exercisable at prices ranging from $1.38 to $2.69 per share. In 1999, the Company granted, under the Plan, one-year options to purchase 85,000 shares of common stock to a director of the Company. The options are exercisable at prices ranging from $1.38 to $1.88 per share. The Company also granted, under the Plan, ten-year options to purchase 95,000 shares of common stock to directors and employees of the Company. The options are exercisable at $1.38 per share. In 2000, the stockholders of the Company approved an amendment to the Plan increasing the number of shares reserved for issuance by 400,000 to an aggregate of 1,000,000 under the Plan. In addition in 2000, the Company granted, under the plan, ten-year options to purchase an aggregate of 138,500 shares of Common Stock for directors and employees of the Company. The options are exercisable at prices ranging from $1.06 to $4.43 per share. At December 31, 2000 and 1999, there were a total of 566,540 and 244,468, respectively, shares available for grant.

         The following information pertains to the stock options outstanding for the three years ending December 31, 2000:

                                                                   Weighted
                                                     Number         Average
                                                   of Shares      Share Price
                                                   ---------      -----------
Options outstanding at January 1, 1998              185,720          4.33
     Granted                                        455,000          2.17
     Forfeited                                     (336,855)        (3.12)
                                                   --------         -----
Options outstanding at December 31, 1998            303,865          2.47
     Granted                                        180,000          1.40
     Forfeited                                     (128,333)        (1.59)
                                                   --------         -----
Options outstanding at December 31, 1999            355,532          2.23
     Granted                                        138,500          1.54
     Exercised                                      (89,348)         (1.43)
     Forfeited                                      (60,572)         (2.23)
                                                   --------         -----
Options outstanding at December 31, 2000            344,112          2.16
                                                   ========         =====
Options exercisable at December 31, 2000            244,112          2.44
                                                   ========         =====


         The following table summarizes information as of December 31, 2000 concerning currently outstanding and exercisable options:

                                         OPTION OUTSTANDING                                   OPTIONS EXERCISABLE
   ---------------------------------------------------------------------------        ----------------------------------
                                               WEIGHTED
                                               AVERAGE
                                              REMAINING
                                             CONTRACTUAL           WEIGHTED                                  WEIGHTED
      RANGE OF              NUMBER               LIFE               AVERAGE              NUMBER              AVERAGE
   EXERCISE PRICE        OUTSTANDING           (YEARS)          EXERCISE PRICE        EXERCISABLE        EXERCISE PRICE
   --------------        -----------           -------          --------------        -----------        ---------------
$1.06 -$5.00                344,112               5                 $2.16              244,112                 $2.44

         The outstanding stock options as of December 31, 2000 vest as follows:
(a) half of the option shares are vested on the date of grant with an additional one-half vesting in the first anniversary therefrom (129,652 options outstanding at December 31, 2000); or (b) one-third of the option shares are vested on the date of the grant with an additional one-third vesting on the first and second anniversaries therefrom, respectively (85,000 options outstanding at December 31, 2000); or (c) one hundred percent of the option shares are vested on the date of grant (16,960 options outstanding at December 31, 2000) or (d) one-fifth of the options shares are vested on the date of grant with an additional one-fifth vesting on the first, second, third and fourth anniversaries there from, respectively (112,500 shares outstanding at December 31, 2000).

         As provided for in SFAS No. 123, "Accounting for Stock-Based Compensation," the Company utilizes the intrinsic value method of expense recognition under APB No. 25. Accordingly, no compensation cost has been recognized for the stock option plans as all options have been issued with exercise prices equal to fair market value. Had compensation expense for the stock option plans been determined consistent with the provisions of SFAS
No. 123, the Company's net income and net income per share would have been the pro forma amounts indicated below:

                                             2000          1999         1998
                                             ----          ----          ----
Net income from continuing operations:
As reported                                $825,216     $2,342,900    $978,752
Pro forma                                   743,162      2,295,818     943,314
Basic net income from
continuing operations
per common share:

As reported                                $  0.16      $   0.47      $  0.21
Pro forma                                     0.14          0.46         0.20
Diluted net income from
continuing operations per
common share:

As reported                                $  0.16      $   0.46      $  0.21
Pro forma                                     0.14          0.45         0.20

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.6%, 6.2% and 5.5% for 2000, 1999 and 1998, respectively; expected dividend yield of 0%; expected life of 5 years; and expected volatility of 119%, 95% and 117% for 2000, 1999 and 1998, respectively.

         Additionally, in connection with the Battery Network acquisition in 1997, the Company issued options to purchase 225,000 shares of common stock at an exercise price of $4.50 per share and, in connection with the Tauber acquisition in 1996, issued options to purchase 50,000 at an exercise price of $5.00 per share.

         WARRANTS -- In connection with the initial public offering, the Company sold 2,300,000 redeemable warrants to purchase the Company's Common Stock.

         Each warrant was exercisable at a price of $5.00 per share after April 8, 1997 and is redeemable by the Company thereafter at a price of $0.01 per warrant upon not less than 30 days' prior written notice if the last sale price of the Common Stock has been at least $7.50 per share on the 20 consecutive trading days ending on the third day prior to the date on which the notice of redemption is given. On April 8, 2000, the warrants expired at the close of trading in accordance with the terms of the warrant agreement.

         Also, in connection with the acquisition of Battery Network, on January 7, 1997 the Company issued five-year warrants to purchase 100,000 shares of common stock at a price of $4.125 per share. No such warrants have been exercised.

6. INCOME TAXES:

         The provision (benefit) for income taxes consists of:

                               2000               1999               1998
                               ----               ----               ----
Current:
Federal                 $       718,124     $       1,277,187  $        662,916
State                           183,659               127,734           338,228
                        ---------------     -----------------  ----------------
                                901,783             1,404,921         1,001,144
                        ---------------     -----------------  ----------------
Deferred:
Federal                        (257,015)             (139,776)          (91,740)
State                           (65,732)               57,772           (29,071)
                        ---------------     -----------------  ----------------
                               (322,747)              (82,004)         (120,811)
                        ---------------     -----------------  ----------------
Total provision for
income taxes            $       579,036     $       1,322,917  $        880,333
                        ===============     =================  ================

         In conformity with SFAS No. 109, deferred tax assets and liabilities are classified based on the financial reporting classification of the related assets and liabilities, which give rise to temporary book/tax differences. Deferred taxes related to the following temporary differences:

                                                    DECEMBER 31,
                                                    ------------
                                                2000           1999
                                                ----           ----
Deferred income tax assets:
Accrued compensation                        $  146,081      $  238,000
Inventory reserve                              298,280          97,609
Bad debts reserve                              108,470          50,596
Sales returns and allowances                   103,790          46,200
Other                                          104,462          15,260
                                            ----------       ----------
                                               761,083         447,665
                                            ----------       ----------
Deferred income tax liabilities:

State taxes                                     48,609          26,260
Other                                           10,500          42,178
                                            ----------       ----------
                                                59,109          68,438
                                            ----------       ----------
Net deferred tax asset                      $  701,974       $  379,227
                                            ==========       ==========

         The Company has determined that no valuation allowance for the net deferred tax asset is required as of December 31, 2000 and 1999, as the future realization of such tax benefits is considered to be more likely than not through the combination of carryback availability, certain tax planning strategies that would allow for acceleration of deductible temporary differences to utilize the remaining carryback availability and through expected future taxable income. The effective income tax rate varied from the U.S. Federal statutory tax rate as follows:

                                                   2000        1999       1998
                                                   ----        ----       ----

Statutory income tax rate                          34.0%       34.0%      34.0%
State income taxes, net of federal tax benefit      5.5         3.4       11.0
Goodwill                                            1.0         0.4        0.7
Meals and entertainment                             0.7         0.2        0.5
Other                                               --         (1.9)       1.2
                                                  ------      ------     -----
Effective tax rate                                 41.2%       36.1%      47.4%
                                                  =====       =====      =====


         During 1999, the Company amended certain prior period state tax returns resulting in certain refunds received in 1999 and 2000.

         At December 31, 1998, the Company generated a federal net operating loss of approximately $1,549,088. During 1999, the Company carried back the entire federal net operating loss resulting in a refund of $518,609. As this refund was not received until January 2000, it is classified as a tax refund receivable in the accompanying consolidated December 31, 1999 balance sheet.

7.       COMMITMENTS AND CONTINGENCIES:

         The Company is, from time to time, party to litigation arising in the normal course of its business. Based on consultation with legal counsel, management does not believe that any such claims or litigation will have a material adverse effect on the financial position or results of operations of the Company.

         The Company leases various types of warehouse and other space and equipment, furniture and fixtures under noncancellable operating lease agreements, which expire at various dates. Certain leases for warehouse and other space contain rental escalation clauses based on the Consumer Price Index. Future minimum lease payments under noncancellable operating leases for the years ending December 31 are as follows:

2001                              $     522,985
2002                                    526,743
2003                                    530,652
2004                                    315,947
2005 and thereafter                      32,370
                                  -------------

Total                             $   1,928,697
                                  =============

         Rent expense for all operating leases for the years ended December 31, 2000, 1999 and 1998 was $452,707, $429,625 and $291,123, respectively.

         During 2000, the Company entered into certain capital leases for equipment and office furniture. Total future lease payments under these lease obligations are $52,596, $53,196 and $18,234 in 2001, 2002 and 2003,
respectively. Included in future lease payments is $12,949 representing interest.

8.       RELATED PARTY TRANSACTIONS:

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

The Management Agreement, which was for a term expiring in April 1999, subject to five one-year renewal options, provided for Founders to receive a base fee of $150,000 per annum. Founders was also to receive an additional fee of 5% of the Company's annual pre-tax income in excess of $750,000. Under the Management Agreement, Founders was also entitled to originating fees with respect to acquisitions or financing for which it performed originating services, the fee to be that customarily charged by nonaffiliated investment bankers or professional originators for transactions of similar size and nature. Founders received a fee of $150,000 for its origination and consulting services in connection with the acquisitions of Advanced Fox Antenna, Inc. and Tauber in 1996. Founders also received a fee of $240,000 for originating and negotiating services in connection with the acquisition of Battery Network and the Loan Facility, and was issued five-year warrants to purchase 100,000 shares of the Company's common stock at a price of $4.125 per share. In connection with the Management Agreement, the Company paid Founders $56,115 during the year ended December 31, 1998. In February 1998, the Management Agreement was revised to eliminate the origination and incentive fee provisions of the original Management Agreement, and to establish April 30, 1999 as the expiration date. The revised Management Agreement thereby limited fees paid to Founders to an annual fee of $150,000. On May 5, 1998, both active principals of Founders resigned as officers and directors of the Company. As a result, the Company ceased making payments under the Management Agreement. In a lawsuit filed in November 1999, Founders alleges that the Company improperly repudiated this Management Agreement and is seeking damages. In March 2000, the Company filed an answer to the lawsuit and asserted counterclaims against Founders related to the Management Agreement. Based on consultation with legal counsel, management does not believe that this lawsuit will have a material adverse effect on the financial position or results of operations of the Company.

         The Company leased certain office space in Pennsylvania from an affiliate of the current Chief Executive Officer of the Company. The lease expired on December 31, 1999 and was rented on a month-to-month basis until the mutually agreed termination date of April 30, 2000. Rent expense related to this lease was $25,704, $76,000 and $76,000 in 2000, 1999 and 1998, respectively.

         The Company also leased certain office and warehouse space at branch locations in Illinois and New Jersey from an affiliate of the sellers of Battery Network. During June, 1998 and July, 1999, these leases were terminated by mutual consent with no further obligation of the Company. Rent expense related to these leases were $46,901 and $138,734 in 1999 and 1998 respectively.

9.       SEGMENT DISCLOSURE:

         As a result of the decision to exit the Battery Segment, the Company effectively operates in one business segment, the Wireless Products Segment, which distributes cellular telephone accessory products including batteries, chargers and antennas throughout North and South America. The Wireless Products Segment is headquartered in Huntingdon Valley, Pennsylvania and consists of Advanced Fox Antenna, Cliffco of Tampa Bay, Inc. and AccessorySolutions.com, Inc. All revenue and essentially all long-lived assets were related to operations in the United States as of and for the years ended December 31, 2000, 1999, and 1998.

         Export sales for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                       2000             1999            1998
                                       ----             ----            ----
Europe, Middle East & Africa        $ 111,677         $  45,472      $    31,139
Asia & Pacific                          7,387             8,345            8,479
Americas excluding United States      452,857           712,723        1,168,274
                                    ---------         ---------      -----------
Total                               $ 571,921         $ 766,540      $ 1,207,892
                                    =========         =========      ===========

         Receivables from export sales at December 31, 2000, 1999 and 1998, were approximately $113,802, $313,680, and $224,311 respectively, for the Wireless Products Segment.

10.      QUARTERLY RESULTS (UNAUDITED):

         The following table summarizes quarterly financial data for 2000 and 1999:

(Dollars in thousands)

                                             March 31      June 30    September 30  December 31
                                             --------      -------    ------------  -----------
2000
----
Net sales ................................   $   7,137    $   7,020    $   7,692    $   8,279
                                             ---------    ---------    ---------    ---------
Gross profit .............................       3,577        3,536        3,734        3,840
                                             ---------    ---------    ---------    ---------
Income from continuing operations ........         174           85          247          320
Income (loss) from discontinued operations        --            (82)        (373)        (124)
                                             ---------    ---------    ---------    ---------
Net income (loss) ........................   $     174    $       3    $    (126)   $     196
                                             =========    =========    =========    =========

Basic income per common share

Income from continuing operations ........   $    0.03    $    0.02    $    0.05    $    0.06
Income (loss) from discontinued operations        0.00        (0.02)       (0.07)       (0.02)
                                             ---------    ---------    ---------    ---------
Net income (loss) ........................   $    0.03    $    0.00    $   (0.02)   $    0.04
                                             =========    =========    =========    =========

Diluted income per common share
Income from continuing operations ........   $    0.03    $    0.02    $    0.05    $    0.06
Income (loss) from discontinued operations        0.00        (0.02)       (0.07)       (0.02)
                                             ---------    ---------    ---------    ---------
Net income (loss) ........................   $    0.03    $    0.00    $   (0.02)   $    0.04
                                             =========    =========    =========    =========

1999
----
Net sales ................................   $   6,146    $   7,159    $   8,405    $   9,943
                                             ---------    ---------    ---------    ---------
Gross profit .............................       3,206        3,489        4,340        4,584
                                             ---------    ---------    ---------    ---------
Income from continuing operations ........         410          484          684          765
Income (loss) from discontinued operations        (260)        (331)        (439)      (4,751)
                                             ---------    ---------    ---------    ---------
Net Income (loss) ........................   $     150    $     153    $     245    $  (3,986)
                                             =========    =========    =========    =========

Basic net income per common share:
Income from continuing operations ........   $    0.09    $    0.10    $    0.14    $    0.15
Income (loss) from discontinued operations       (0.06)       (0.06)       (0.09)       (0.93)
                                             ---------    ---------    ---------    ---------
Net income (loss) ........................   $    0.03    $    0.04    $    0.05    $   (0.78)
                                             =========    =========    =========    =========

Diluted net income per common share:
Income from continuing operations ........   $    0.09    $    0.10    $    0.13    $    0.15
Income (loss) from discontinued operations       (0.06)       (0.06)       (0.08)       (0.91)
                                             ---------    ---------    ---------    ---------
Net income (loss) ........................   $    0.03    $    0.04    $    0.05    $   (0.76)
                                             =========    =========    =========    =========

             INDEPENDENT AUDITORS' REPORT ON ADDITIONAL INFORMATION

To the Board of Directors and Stockholders of Wireless Xcessories Group, Inc.

Our audit at December 31, 1998 and for the year then ended was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The additional information included on Schedule II on page S-1 is presented for the purpose of additional analysis and is not a required part of the basic consolidated financial statements. This additional information is the responsibility of the Company's management. Such information has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic consolidated financial statements taken as a whole.

DELOITTE & TOUCHE LLP
San Diego, California
March 30, 1999

                                   SCHEDULE II

                         WIRELESS XCESSORIES GROUP, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description                                  Beginning Balance                 Additions      Deductions      Ending Balance
-----------                            --------------------------------        ---------      ----------      --------------
Inventory reserves                       January 1, 1998       $151,973        $400,097        $458,575          $ 93,495
                                         January 1, 1999         93,495         221,701          32,704           282,492
                                         January 1, 2000        282,492         615,046         373,258           524,280

Allowance for doubtful accounts          January 1, 1998        108,586         191,760         130,029           170,317
                                         January 1, 1999        170,317         182,993         232,843           120,467
                                         January 1, 2000        120,467         647,758         504,949           263,276