Form 10-Q
period 2001-03-31
WIRELESS XCESSORIES GROUP INC
filed 2001-05-15
CIK 1005504

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                         Commission File Number 0-27996


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 8, 2001, there were 5,196,730 shares of the registrant's Common Stock, par value $.001 per share, outstanding.

                         WIRELESS XCESSORIES GROUP, INC.
                  FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2001

                                      INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

Consolidated Condensed Balance Sheet March 31, 2001
             (unaudited) and December 31, 2000..............................   3

             Consolidated Condensed Statements of Operations for the three months ended March 31, 2001 (unaudited) and
             2000 (unaudited)...............................................   4

             Consolidated Statements of Cash Flows for the three months
             ended March 31, 2001 (unaudited) and 2000 (unaudited)..........   5

             Notes to Consolidated Condensed Financial Statements...........   6

ITEM 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations..........................................   8


ITEM 3.      Quantitative and Qualitative Disclosures about Market
             Risk...........................................................  11

PART II.  OTHER INFORMATION

ITEM 5.       Other Information.............................................  12

ITEM 6.       Exhibits and Reports on Form 8-K..............................  12

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         WIRELESS XCESSORIES GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                                December 31, 2000     March 31, 2001
                                                                               -------------------   ----------------



                                    ASSETS                                                               (unaudited)


CURRENT ASSETS:
Cash and cash equivalents                                                                 $501                 $568
Accounts receivable (net of allowance of
$263 and $297, respectively)                                                             4,355                2,905
Inventories                                                                              4,896                4,105
Prepaid expenses and other current assets                                                  402                  338
Current deferred income taxes                                                              702                  702
                                                                                           ---                  ---

                           Total Current Assets                                         10,856                8,618



PROPERTY AND EQUIPMENT - Net                                                             1,721                1,653
EXCESS OF COST OVER NET ASSETS
ACQUIRED (Net of accumulated amortization of $153 and $164, respectively)                  908                  897
OTHER ASSETS                                                                               787                  768
                                                                                           ---                  ---

TOTAL ASSETS                                                                            $14,272             $11,936
                                                                                        =======             =======


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
Current portion of long-term debt                                                          $330                $192
Bank overdraft                                                                              398                 287
Accounts payable                                                                          1,107                 415
Net liabilities on disposal of discontinued operations                                      464                 274
Accrued payroll and related benefits                                                        795                 550
Other accrued expense                                                                     1,227               1,119
                                                                                         -------             -------
                           Total Current Liabilities                                      4,321               2,837
                                                                                         -------             -------


LONG-TERM DEBT                                                                            2,859               2,121
                                                                                         -------             -------

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.001, 1,000,000 shares authorized, no shares issued or outstanding
Common Stock, par value $.001, 10,000,000 shares authorized, 5,222,080 issued                 5                   5
Additional paid-in capital                                                               11,331              11,331
Treasury Stock 15,600 shares as of March 31, 2001                                            --                  (8)
Accumulated deficit                                                                      (4,244)             (4,350)
                                                                                        -------             -------
                               Total Stockholders'Equity                                  7,092               6,978
                                                                                        -------             -------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $14,272             $11,936
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

                         WIRELESS XCESSORIES GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                         THREE MONTHS ENDED
                                                                        --------------------


                                                               March 31, 2000             March 31, 2001
                                                               --------------             --------------
NET SALES                                                          $7,137                       $5,855
COST OF SALES                                                       3,560                        3,159
                                                                    -----                        -----
    Gross profit                                                    3,577                        2,696
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                        3,194                        2,832
INTEREST EXPENSE, net                                                  77                           49
                                                                    -----                        -----

    Income (Loss) from operations before income taxes                 306                         (185)

INCOME TAX EXPENSE (BENEFIT)                                          132                          (79)
                                                                      ---                         ----

    Net income (loss)                                                $174                        $(106)


Earning (loss) per common share - Basic and Diluted:                 $.03                        $(.02)
                                                                     ====                        ======

Basic weighted average common shares outstanding                5,133,282                     5,217,747
                                                                =========                     =========

Diluted weighted average common shares outstanding              5,222,083                     5,217,747
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

                         WIRELESS XCESSORIES GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                THREE MONTHS ENDED MARCH 31
                                                                               ------------------------------

                                                                           2000                             2001
                                                                           ----                             ----

OPERATING ACTIVITIES:
Net income (loss)                                                          $174                           $ (106)

Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
       Depreciation and amortization                                        162                              163
       Provision for doubtful accounts                                       53                               36
Changes in assets and liabilities, net of effects from dispositions:
       Income tax refunds                                                   519                               --
       Accounts receivable                                                1,219                            1,450
       Inventories                                                          219                              792
       Prepaid expenses and other assets                                    (34)                              58
       Accounts payable and accrued expenses                             (1,170)                          (1,385)
                                                                         -------                          -------
Net cash provided by operating activities                                 1,142                            1,008
                                                                         -------                          -------
INVESTING ACTIVITIES:
Purchase of property and equipment                                         (337)                             (77)
Net cash proceeds from sale of subsidiary assets                          1,005                               --
Principal payments on notes receivable                                       --                               20
                                                                          -----                           -------
Net cash provided by (used in) investing activities                         668                              (57)
                                                                            ---                               --
FINANCING ACTIVITIES:
Net payments on borrowings                                               (1,678)                            (876)
Repurchase of company stock                                                  --                               (8)
Issuance of common stock for options                                          6                               --
                                                                         -------                          -------
Net cash used in financing activities                                    (1,672)                            (884)
                                                                          -----                           -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                   138                               67

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              366                              501
                                                                         -------                          -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $504                             $568
                                                                           ====                             ====


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for-
                Interest                                                   $113                             $67
                                                                           ====                            ====
                Income taxes net of refunds                                $303                             $69
                                                                           ====                            ====

             The accompanying notes are an integral part of these
                        consolidated financial statements

                         WIRELESS XCESSORIES GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

The consolidated condensed financial statements included herein have been prepared by Wireless Xcessories Group, Inc. ("Wireless Xcessories" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

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

On November 6, 2000, effective October 31, 2000, the Battery Network sold selective inventory and substantially all of its machinery and equipment, trade names and customer lists to Olhin Sales Corp. for a total of $200,000 in cash and a note totaling $125,000. The note provides for twenty-four consecutive equal monthly payments of $5,655, including interest at 8% and principal starting on December 1, 2000 and ending November 1, 2002. On December 16, 2000 the Company sold selected remaining inventory, and trade names related to Absolute Battery (a division trade name of Battery Network principally involved in laptop battery and accessories business) to Battery Universe for cash of $40,000 and a $10,000 note. The note is due on June 1, 2001 and provided for interest at 8% to be paid monthly along with equal monthly principal payments commencing on January 1, 2001 and ending on June 1, 2001. Battery Network retained accounts receivables, inventory and all outstanding liabilities as of October 31, 2000. Although Battery Network physically shut down the remaining Battery Network operation in January, 2001, it is still winding down any remaining administrative and financial affairs including, but not limited to, collection of outstanding accounts receivable, liquidation of remaining liabilities, and efforts to achieve an early termination of its existing lease obligation which runs through January 31, 2002.

As these two companies represented all of the Company's remaining businesses within its battery assembly and distribution segment (the "Battery Segment"), the Company has accounted for this segment as discontinued operations.

The results of operations for the Battery Segment have been classified as discontinued operations for all periods presented in the consolidated condensed statements of operations and balance sheets. The assets and liabilities of the discontinued operations have been classified in the accompanying consolidated balance sheets as "Net liabilities on disposal of discontinued operations". Discontinued operations have not been segregated in the accompanying consolidated statements of cash flows, and, therefore, amounts under certain captions will not agree with the respective consolidated statements of operations. Net sales for the Battery Segment were $0 and $1,508,782 for the three months ended March 31, 2001 and 2000, respectively. No income or loss was recognized in the three months ended March 31, 2001 and 2000, respectively.

The Company allocated interest not specifically associated with any segment based upon a ratio of net tangible assets. Interest expense allocated to discontinued operations was $0 and $12,000 for the three months ended March 31, 2001 and 2000, respectively,

3. COMPANY OPERATIONS

On March 13, 2001, effective March 1, 2001, Advanced Fox Antenna, Inc. (Advanced
Fox), Cliffco of Tampa Bay, Inc. (Cliffco), and AccessorySolutions.Com, Inc. (Accessory Solutions) together (the "Wireless Product Segment") entered into an agreement to combine and merge with Wireless Xcessories, with Wireless Xcessories Group, Inc. being the surviving Company.

4. LOAN FACILITY


The Company entered into a Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997, as subsequently amended March 30, 2001, (the "Loan Facility"), with IBJ Whitehall-Financial Group (formerly known as IBJ Schroder Bank and Trust Company), as agent ("IBJ"). The Loan Facility consists of a $3,000,000 Term Loan (the "Term Loan") payable in 35 monthly installments of $50,000 each with the balance to be paid at maturity and a Revolving Credit Facility (the "Revolver Loan") of up to 10,000,000 to be advanced at the rate of 80% of eligible accounts receivable and 50% of inventories. The Revolver Loan bears interest at the rate of 1/4 of 1% plus the higher of (i) the base commercial lending rate of IBJ or (ii) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 1/4 of 1%, or, (iii) at the option of the Company at the Eurodollar rate plus 2%. The Eurodollar rate is defined as LIBOR for a designated period divided by one less the aggregate reserve requirements. The interest on the Term Loan is 1/2% higher than the interest rate on the Revolver Loan. The Loan Facility is secured by a pledge of the assets of the borrowers and a pledge of the outstanding capital stock of the subsidiaries of the Company. As of March 31, 2001, the principal amount outstanding of the Term Loan was approximately $140,000 and the Revolver Loan was approximately $2,037,000. The Loan Facility contains covenants, that include maintenance of certain financial ratios, amounts of earnings before interest, taxes and depreciation (EBITDA) as defined, and net worth as well as other affirmative and negative covenants. At December 31, 2000 the Company was not in compliance with certain of these covenants. On March 30, 2001, the Company entered into an amended credit agreement whereby the non-compliance at December 31, 2000 was waived, the Loan Facility was extended for an additional one year period to January 7, 2003, and new financial covenants were negotiated through December 31, 2002, which reflect the Company's current projections. As of March 31, 2001, the Company was in compliance with these covenants.

5. MANAGEMENT AGREEMENT

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

6. STOCK REPURCHASE PROGRAM

On January 11, 2001, The Board of Directors approved a stock buy back plan whereby the Company will repurchase a total of up to 500,000 shares of common stock at a total cost not to exceed $250,000 through July 22, 2001. As of March 31, 2001, the Company has repurchased 15,600 shares at an average price of $.502 per share, which is being treated as Treasury Stock and is recorded at cost in the accompany balance sheet at March 31, 2001.

7. SEGMENT DISCLOSURE

As a result of its decision to exit the Battery Segment, the Company effectively operates in one business segment, referred to as the Wireless Products Segment, which distributes cellular telephone accessory products including batteries, chargers and antennas principally in North America. The Wireless Products Segment is headquartered in Huntingdon Valley, Pennsylvania and consists of Advanced Fox, Cliffco and AccessorySolutions. All revenue and essentially all long-lived assets were related to operations in the United States as of March 31, 2001 and for the three-month periods ended March 31, 2000 and March 31, 2001.

Export sales for the three months ended March 31, 2000 and 2001 were as follows:

                                                      (In Thousands)

                                                Three Months Ended March
                                                 2000              2001
                                                 ----              ----

Europe, Middle East & Africa                      $29               $13
Asia and Pacific                                    1                31
Americas excluding United States                  158                44
                                                 ----               ---
Total Export Sales                               $188               $88
                                                 ====               ===

Receivables from export sales at March 31, 2000 and 2001 were $198,573 and $68,547, respectively.

8. EARNINGS PER SHARE

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." The calculation of basic and diluted earnings per share ("EPS") is as follows:

                                                   Three Months Ended March 31
                                                          2000          2001
                                                          ----          ----
Shares:
    Weighted average number of common shares
      outstanding used in basic earnings per share
      calculation                                      5,133,282     5,217,747
    Dilutive effect of stock options and warrants         88,201            --
                                                         -------     ---------

        Total shares used in diluted earnings per
          share calculation                            5,222,083     5,217,747
                                                       =========     =========


Options to purchase 31,793 shares and 318,605 shares with exercise prices ranging from $4.13 to $5.00 and $1.063 to $4.50 were outstanding as of March 31, 2000 and March 31, 2001, respectively, and warrants to purchase 2,400,000 and 100,000 shares with exercise prices ranging from $4.125 to $5.00 and $4.125 were outstanding as of March 31, 2000 and March 30, 2001, respectively, but were not included in the computation of diluted EPS because the exercise price of the options and warrants was greater than the average market price of the common shares.

On March 14, 2001, the Board of Directors granted 65,000 stock options to certain directors of the Company at an option price equal to the fair market price on the date of the grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The following table represents the Company's statement of operations data expressed as a percentage of net sales for the respective periods:

                                               Three Months Ended March 31
                                                2000            2001
                                                ----            ----
Net Sales                                      100.0%          100.0%
Cost of Sales                                   49.9            54.0
                                               -----           -----

Gross Profit                                    50.1            46.0
                                               -----           -----
Selling, General &
Administrative Expenses                         44.7            48.4
Interest Expense, net                            1.1             0.8
                                               -----           -----

Income (loss) from continuing operations
before income taxes                              4.3            (3.2)

Income Tax Expense (Benefit)                     1.8            (1.4)
                                               -----           -----

Net (loss) income from continuing operations     2.5%           (1.8)%
                                               =====           =====

Three Months Ended March 31 ("2001") Compared to Three Months ended March 31, 2000 ("2000").

     Net sales decreased by $1.2 million or 18%, from $7.1 million in 2000 to $5.9 million in 2001. Sales were negatively effected by sluggish market demand for new cellular phones and its resultant effect on after market accessory sales, coupled with a continuing industry trend toward significantly lower pricing per accessory unit sold. These market factors, along with the loss of two major customers (one of which filed for Chapter 7 bankruptcy in late 2000), more than offset Company efforts to replace the lost volume and expand its customer base through aggressive selling and marketing strategies, which takes time to build up.

     Gross profit decreased by $0.9 million from $3.6 million in 2000 to $2.7 million in 2001 and gross profit as a percentage of sales decreased from 50.1% to 46.0%. The decline in gross margin percentage was due to changes in customer and product mix, price reductions and markdowns to improve turns on slower moving inventory and to meet competition partially offset by increased margins on new product sales and reductions in freight costs to customers.

     Selling, general and administrative (SG&A) expenses decreased from $3.2 million in 2001 to 2.8 million in 2000 or 11% but as a percentage of sales, increased from 44.87% in 2000 to 48.4% in 2001. The reduction of SG&A expenses was a result of the Company's cost cutting program, which effected significant reductions in its selling and marketing and general and administration expense particularly in selling commission, professional fees and telephone expenses reductions. The increase in the percentage of net sales is due to occupancy expense coming in flat compared to 2000, and warehousing, packaging, and shipping labor expenses showing a slight increase, though our sales were off by 18%. Continuing lower average prices per unit shipped and increased customized packaging and labeling to accommodate changes in the Company's customer needs and product mix resulted in less overall average dollars shipped per warehouse employee.

     Net interest expenses decreased from $ 77,000 in 2000 to $49,000 in 2001 due primarily to decreased borrowings under the Company's Loan Facility resulting from the disposition of Battery Network during 2000, the sale of Tauber in late January 2000, cash provided from operations, and interest income on notes receivable related to the sale of subsidiaries.

     The Company's effective income tax rate in both quarter ended March 31, 2000 and 2001 were approximately 43%.

     LIQUIDITY AND CAPITAL RESOURCES:

The Company's requirements for capital is to fund (i) sales growth, (ii) financing for acquisitions and (iii) repurchase of stock (iv) capital expenditures mainly related to (a) business system upgrades, and (b) purchase of machinery and equipment in order to streamline receiving, shipping, and packaging operations. The Company's primary sources of financing during the twelve months ending March 31, 2001 were cash flow from operations, the sale of substantially all of Battery Network's assets in November-December 2000, the issuance of common stock related to option exercises and bank borrowings.

The Company's working capital as of March 31, 2001 was $5,781,000. Net cash provided by operating activities for the three months ended March 31, 2001 and 2000 were $1,008,000 and $1,142,000, respectively. The Company was able to provide cash from operations of $93,000 from its net loss of $106,000 as adjusted for non-cash items of depreciation and amortization of $163,000 and bad debt provision of $36,000. Cash provided from changes in assets and liabilities totaled $915,000 resulting from net decreases in accounts receivable of $1,450,000 and inventory of $792,000 less a decrease in accounts payable and accrued expenses of $1,385,000 and an increase in prepaid expenses and other assets of $58,000.

Net cash used in investing activities for the three months ended March 31, 2001 was $57,000 resulting from the purchase of property and equipment in the amount of $77,000, offset in part by note principal payments received of approximately $20,000 relating to the sale of Battery Network. Net cash provided from investing activities for the three months ended March 31, 2000 was $668,000 from gross cash proceeds of approximately $1,005,000 resulting from the sale of assets of Tauber in January, 2000 partially offset by the purchase of property and equipment in the amount of $337,000.

Cash used in financing activities for the three months ended March 31, 2001 $884,000 principally for $726,000 net payments under the Revolver Loan and $150,000 under the Term Loans and repurchase of common stock $8,000 Cash used in financing activities for the three months ended March 31, 2000 was principally for $1,528,000 net payments under the Revolver Loan and $150,000 under the Term Loan offset by 6,000 for the issuance of common stock. The Company had cash and cash equivalents of approximately $568,000 on March 31, 2001.

The Loan Facility contains covenants, that include maintenance of certain financial ratios, which include maintenance of certain amounts of earnings before interest, taxes and depreciation (EBITDA) as defined, and net worth as well as other affirmative and negative covenants. At December 31, 2000 the Company was not in compliance with certain of these covenants. On March 30, 2001, the Company entered into an amended credit agreement whereby the non-compliance at December 31, 2000 was waived, the Loan Facility was extended for an additional one year period to January 7, 2003, and new financial covenants were negotiated through December 31, 2002, which reflect the Company's current projections. As of March 31, 2003, the Company was in compliance with these covenants.

The Company estimates that it will incur capital expenditures of approximately $600,000 during the twelve months ended March 31, 2002, principally for business system upgrades and to purchase machinery and equipment needed to enhance its warehousing, distribution and assembly operations.

Based upon its present plans, management believes that operating cash flow, available cash and available credit resources will be adequate to make the repayments of indebtedness described herein, and meet the working capital cash needs of the Company and anticipated capital expenditure needs during the twelve months ending March 31, 2002.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - The Company's only financial instruments with interest rate risk exposure are revolving credit borrowings and variable rate term loans, which total $2,176,525 at March 31, 2001. Based on this balance, a change of one percent in the interest rate would cause a change in interest expense for the three months ended March 31, 2001 of $6,266.79 or 0.001 per share or $0.0005 per share net of income tax calculated using the Company's historical statutory rates.

These instruments are not entered into for trading purposes and carry interest at a pre-agreed upon percentage point spread from one of several designated base rates. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

Foreign Currency Risk - The Company does not use foreign currency forward exchange contracts or purchase currency options to hedge local currency cash flows or for trading purposes. All sales arrangements with international customers and suppliers are denominated in U.S. dollars. The Company's Wireless Products Segment purchases over 80% of its products from manufacturers located overseas, principally in the Far East. The depreciation of the U.S. dollar against the major Asian currencies could, therefore, cause an increase in the cost of the Company's products and adversely affect its results of operations or financial condition.

FORWARD LOOKING STATEMENTS

Some of the information presented in this 10Q constitutes forward- looking statements within the meaning of the private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about management's expectations for fiscal year 2001 and beyond, are forward looking statements and involve various risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge, there can be no assurance that the actual results will not differ materially from the Company's expectations. Factors that could cause the actual results to differ materially from expectations are discussed in the Company's Annual Report on Form 10-K and in other filings with the Securities and Exchange Commission.

                                     PART II

                                OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Effective December 19, 2000, the Company's common stock began trading on the Over The Counter Bulletin Board ("OTC") resulting from a delisting action taken by Nasdaq removing the Company's securities from the NMS for failure to meet certain listing requirements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

            None


       (b)  Reports on Form 8-K

            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  By: /s/ Stephen Rade
                                     ------------------
Date:      May 14, 2001                   Stephen Rade
                                  Chief Executive Officer

                                  By: /s/ Ronald E. Badke
                                     ---------------------
Date:      May 14, 2001                   Ronald E. Badke
                                  Chief Financial Officer