Form 10-Q
period 2001-06-30
WIRELESS XCESSORIES GROUP INC
filed 2001-08-14
CIK 1005504

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of July 31, 2001, there were 5,196,730 shares of the registrant's Common Stock, par value $.001 per share, outstanding.

                         WIRELESS XCESSORIES GROUP, INC.
                  FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2001

                                      INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

               Consolidated Condensed Balance Sheet June 30, 2001
               (unaudited) and December 31, 2000...............................3

               Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2001 and 2000 (unaudited).........4

               Consolidated Statements of Cash Flows for the six months
               ended June, 2001 and 2000 (unaudited)...........................5

               Notes to Consolidated Condensed Financial Statements............6

ITEM 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations...........................................9

ITEM 3.        Quantitative and Qualitative Disclosures about Market
               Risk...........................................................12

PART II. OTHER INFORMATION

ITEM 6.        Exhibits and Reports on Form 8-K...............................13

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         WIRELESS XCESSORIES GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                  ASSETS                                December 31, 2000         June 30, 2001
                                                                                        -----------------         -------------
                                                                                                                   (unaudited)
 CURRENT ASSETS:
 Cash and cash equivalents                                                                  $   501                 $   276
 Accounts receiviable (net of allowance of                                                    4,355                   2,487
 $263 and $297, respectively)
 Inventories                                                                                  4,896                   3,372
 Prepaid expenses and other current assets                                                    1,104                     991
                                                                                            -------                 -------
                                           Total Current Assets                              10,856                   7,126

 PROPERTY AND EQUIPMENT - Net                                                                 1,721                   1,530
 EXCESS OF COST OVER NET ASSETS
 ACQUIRED (Net of accumulated amortization of $153 and $164, respectively)                      908                     887
 OTHER ASSETS                                                                                   787                     717
                                                                                            -------                 -------

 TOTAL ASSETS                                                                               $14,272                 $10,260
                                                                                            =======                 =======

             LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
 Current portion of long-term debt                                                          $   330                 $    54
 Bank overdraft                                                                                 398                     378
 Accounts payable                                                                             1,107                     498
 Net liabilities on disposal of discontinued operations                                         464                      78
 Accrued payroll and related benefits                                                           428                     249
 Amounts due to officer                                                                         367                     332
 Other accrued expense                                                                        1,227                     786
                                                                                            -------                 -------
                                        Total Current Liabilities                             4,321                   2,375
                                                                                            -------                 -------

 LONG-TERM DEBT                                                                               2,859                   1,208
                                                                                            -------                 -------

 STOCKHOLDERS' EQUITY
 Preferred stock, par value $0.001, 1,000,000 shares authorized, no shares issued or outstanding
 Common Stock, par value $.001, 10,000,000 shares authorized, 5,222,080 issued                    5                       5
 Treasury Stock 35,100 at cost shares as of June 30, 2001                                                               (18)
 Additional paid - in capital                                                                11,331                  11,331
 Accumulated deficit                                                                         (4,244)                 (4,641)
                                                                                           --------                 -------

             Total Stockholders' Equity                                                       7,092                   6,677
                                                                                            -------                 -------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $14,272                 $10,260
                                                                                            =======                 =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           WIRELESS XCESSORIES GROUP, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                       Three Months Ended June 30    Six Months Ended June 30
                                                                       --------------------------    ------------------------
                                                                           2000         2001           2000          2001
                                                                           ----         ----           ----          ----

NET SALES                                                             $    7,020   $    4,897     $   14,157    $   10,752
COST OF SALES                                                              3,484        2,789          7,044         5,948
                                                                      ----------   ----------     ----------    ----------
         Gross profit                                                      3,536        2,108          7,113         4,804

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                               3,291        2,528          6,485         5,360
INTEREST EXPENSE, net                                                         97           30            174            79
                                                                      ----------   ----------     ----------    ----------
         Income (Loss) from operations before income taxes                   148         (450)           454          (635)

INCOME TAX EXPENSE (BENEFIT)                                                  63         (159)           195          (238)
                                                                      ----------   ----------     ----------    ----------
Income (loss) from continuing operations                                      85         (291)           259          (397)
Loss from discontinued operations (net of tax benefit of $70 and $0; for both the three months and six
  months of 2000 and 2001, respectively)                                     (82)           0            (82)            0
                                                                      ----------   ----------     ----------    ----------
NET INCOME (LOSS)                                                     $        3   $     (291)    $      177    $     (397)
                                                                      ==========   ==========     ==========    ==========

Basic and diluted earnings (loss) per common share

Basic and diluted income (loss) per share from continuing operations  $     0.02   $    (0.06)    $     0.05    $    (0.08)

Basic and diluted loss per share from discontinued operations              (0.02)           0          (0.02)            0
                                                                      ----------   ----------     ----------    ----------

Basic and diluted net income (loss) per common share                  $     0.00   $    (0.06)    $     0.03    $    (0.08)
                                                                      ==========   ==========     ==========    ==========

Basic weighted average common shares outstanding                       5,196,860    5,197,009      5,165,070     5,207,320
                                                                      ==========   ==========     ==========    ==========

Diluted weighted average common shares outstanding                     5,212,890    5,197,009      5,243,681     5,207,320
                                                                      ==========   ==========     ==========    ==========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                         WIRELESS XCESSORIES GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)
                            Six Months Ended June 30

                                                                                               2000                  2001
                                                                                               ----                  ----
OPERATING ACTIVITIES:
Net Income (loss)                                                                              $177                 ($397)
Adjustments to reconcile net income (loss) to cash
      provided by operating activities-
         Depreciation and amortization                                                          339                   316
         Provision for doubtful accounts                                                        372                    66
Changes in assets and liabilities, net of effects from dispositions:

         Income tax refund                                                                      519                     0
         Accounts receivable                                                                  1,191                 1,847
         Inventories                                                                            454                 1,524
         Prepaid expenses and other assets                                                     (133)                  137
         Accounts payable and accrued expenses                                               (1,796)               (1,713)
                                                                                             ------                ------
Net cash provided by operating activities                                                     1,123                 1,780
                                                                                             ------                 -----

INVESTING ACTIVITIES:
Purchase of property and equipment                                                             (698)                  (98)
Net cash proceeds from sale of subsidiary assets                                              1,006                     0
Principal payments on notes receivables                                                           0                    38
                                                                                             ------                 -----
Net cash provided (used in) by investing activities                                             308                   (60)
                                                                                             ------                 -----

FINANCING ACTIVITIES:
Net payment on borrowings                                                                    (1,421)               (1,927)
Repurchase of company stock                                                                       0                   (18)
Issuance of common stock for options                                                            127                     0
                                                                                             ------                 -----
Net cash used in financing activities                                                        (1,294)               (1,945)
                                                                                             ------                 -----


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            137                  (225)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  366                   501
                                                                                             ------                 -----

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                        503                   276
                                                                                             ======                 =====

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for-
         Interest                                                                              $199                   $96
                                                                                             ======                 =====

         Income taxes                                                                          $408                  $106
                                                                                             ======                 =====




                    The accompanying notes are an integral part of these
                              consolidated financial statements

                         WIRELESS XCESSORIES GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

The consolidated condensed financial statements included herein have been prepared by the management of Wireless Xcessories Group, Inc. ("Wireless Xcessories" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year. Prior year amounts have been reclassified to conform the current period presentations.

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

On November 6, 2000, effective October 31, 2000, Battery Network sold selective inventory and substantially all of its machinery and equipment, trade names and customer lists to Ohlin Sales Corp. for $200,000 in cash and a note totaling $125,000. The note provides for twenty-four consecutive equal monthly payments of $5,655, including interest at 8% and principal starting on December 1, 2000 and ending November 1, 2002. On December 16, 2000 the Company sold selected remaining inventory and trade names related to Absolute Battery (a division trade name of Battery Network principally involved in laptop battery and accessories business) to Battery Universe for $40,000 in cash and a $10,000 note. The note was due on June 1, 2001 and provided for interest at 8% to be paid monthly along with equal monthly principal payments commencing on January 1, 2001 and ending on June 1, 2001 (note principal paid in full effective July, 2001).

Battery Network retained accounts receivables, inventory and all outstanding liabilities as of October 31, 2000. The Company physically shut down the remaining Battery Network operation in January 2001 and effected an early termination of its existing lease obligation in June 2001, which was scheduled to expire in January 2002 by its original lease term. The Company is currently winding down any remaining administrative and financial affairs including the collection of remaining accounts receivable and the liquidation of remaining liabilities, if any.

As these two companies represented all of the Company's remaining businesses within its battery assembly and distribution segment (the "Battery Segment"), the Company has accounted for this segment as discontinued operations.

The results of operations for the Battery Segment have been classified as discontinued operations for all periods presented in the consolidated condensed statements of operations and balance sheets. The assets and liabilities of the discontinued operations have been classified in the accompanying consolidated balance sheets as "Net liabilities on disposal of discontinued operations". Discontinued operations have not been segregated in the accompanying consolidated statements of cash flows, and, therefore, amounts under certain captions will not agree with the respective consolidated statements of operations. Net sales for the Battery Segment were $0 and $507,831 for the three months ended June 30, 2001 and 2000, respectively and $0 and $ 2,016,613 the six months ended June 30, 2001 and 2000, respectively.

The Company allocated interest not specifically associated with any segment based upon a ratio of net tangible assets. Interest expense allocated to discontinued operations was $0 and $16,000 for the three months ended June 30, 2001 and 2000, respectively and $0 and $43,000 for the six months ended June 30, 2001 and 2000, respectively.

3. COMPANY OPERATIONS

On March 13, 2001, effective March 1, 2001, Advanced Fox Antenna, Inc. (Advanced
Fox), Cliffco of Tampa Bay, Inc. (Cliffco), and AccessorySolutions.Com, Inc. (Accessory Solutions) together (the "Wireless Product Segment") entered into an agreement to combine and merge with and into Wireless Xcessories Group, Inc. with Wireless Xcessories Group, Inc. being the surviving Company.


4. LOAN FACILITY

The Company entered into a Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997, as subsequently amended March 30, 2001, (the "Loan Facility"), with IBJ Whitehall-Financial Group (formerly known as IBJ Schroder Bank and Trust Company), as agent ("IBJ"). The Loan Facility consists of a $3,000,000 Term Loan (the "Term Loan") payable in 35 monthly installments of $50,000 each with the balance to be paid at maturity and a Revolving Credit Facility (the "Revolver Loan") of up to $10,000,000 to be advanced at the rate of 80% of eligible accounts receivable and 50% of inventories. The Revolver Loan bears interest at the rate of 1/4 of 1% plus the higher of (i) the base commercial lending rate of IBJ, or (ii) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 1/4 of 1%, or (iii) at the option of the Company, at the Eurodollar rate plus 2%. The Eurodollar rate is defined as LIBOR for a designated period divided by one less the aggregate reserve requirements. The interest on the Term Loan is 1/2% higher than the interest rate on the Revolver Loan. The Loan Facility is secured by a pledge of the assets of the borrowers and a pledge of the outstanding capital stock of the subsidiaries of the Company. As of June 30, 2001 the Term Loan was paid in full (last payment made in early June, 2001) and the principal amount outstanding of the Revolver Loan was approximately $1,139,279. The Loan Facility contains covenants that include maintenance of certain financial ratios, amounts of earnings before interest, taxes and depreciation (EBITDA) as defined, and net worth as well as other affirmative and negative covenants. At December 31, 2000, the Company was not in compliance with certain of these covenants. On March 30, 2001, the Company entered into an amended credit agreement whereby the non-compliance at December 31, 2000 was waived, the Loan Facility was extended for an additional one year period to January 7, 2003, and new financial covenants were negotiated through December 31, 2002, which reflected the Company's projections at that time. As of June 30, 2001, the Company was not in compliance with two of these covenants. On August 14, 2001, the Company entered into an amended credit agreement whereby the lender waived the events of default at June 30, 2001.

At management's request, the loan agreement was also amended to reduce the revolving credit facility to $5,000,000 (less an undrawn availability of $800,000 to be maintained at all times). Financial covenants, measured each quarter, were revised to reflect the Company's current financial projections. The interest rate was increased to the sum of the alternate base rate (as defined) plus .75% with respect to domestic rate loans or the sum of the Eurodollar rate plus 2-1/2% with respect to Eurodollar rate loans.

5. MANAGEMENT AGREEMENT

In February 1998, the Management Agreement with Founders Management Services, Inc. ("Founders") was revised by mutual consent to, among other things, eliminate the origination and incentive fee provisions of the original agreement. On May 5, 1998, both active principals of Founders resigned as officers and directors of the Company, effectively terminating the relationship between the Company and Founders. In December 1999, Founders filed a lawsuit in the United States District Court for the Southern District of New York against the Company alleging the Company owed Founders approximately $493,000 for a purportedly improper termination of the Management Agreement. The Company believes its early termination of the agreement was proper and therefore believes that the amount claimed is not due to Founders. In addition, the Company has asserted counterclaims related to Founders' services under the Management Agreement. Management at this time cannot predict the ultimate outcome of this action.

6. STOCK REPURCHASE PROGRAM

On January 11, 2001, the Board of Directors approved a stock buy back plan whereby the Company will repurchase a total of up to 500,000 shares of common stock at a total cost not to exceed $250,000 through July 20, 2001. The Company has extended the buyback period to October 21, 2001. As of June 30, 2001, the Company had repurchased 35,100 shares at an average price of $.51 per share, recorded at cost as Treasury Stock in the accompanying balance sheet as at June 30, 2001.

7. SEGMENT DISCLOSURE

As a result of its decision to exit the Battery Segment, the Company effectively operates in one business segment, referred to as the Wireless Products Segment, which distributes cellular telephone accessory products including batteries, chargers and antennas principally in North America. The Wireless Products Segment is headquartered in Huntingdon Valley, Pennsylvania and consists of Advanced Fox, Cliffco and AccessorySolutions. All revenue and essentially all long-lived assets were related to operations in the United States as of June 30, 2001 and for the six-month periods ended June 30, 2000 and June 30, 2001.

Export sales for the three and six months ended June 30, 2000 and 2001 were as follows:

                                                                                              (In Thousands)

                                                                        Three Months Ended June 30        Six Months Ended June 30
                                                                            2000          2001               2000        2001
                                                                            ----          ----               ----        ----

Europe, Middle East and Africa                                                52            26                80           39
Asia and Pacific                                                               2            46                 3           78
Americas excluding United States                                             131            92               289          136
                                                                             ---           ---               ---          ---
Total Export Sales                                                           185           164               372          253
                                                                             ===           ===               ===          ===


Receivables from export sales at June 30, 2000 and 2001 were $229,552 and $67,614, respectively.


8.EARNINGS PER SHARE

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The calculation of basic and diluted earnings per share ("EPS") is as follows:


                                                                            Three Months Ended June 30     Six Months Ended June 30
                                                                                2000         2001            2000           2001
                                                                                -----        ----            -----          ----
Shares: Weighted average number of common shares
          outstanding used in basic earnings per share
          calculation                                                        5,196,860    5,197,009        5,165,070       5,207,320

        Dilutive effect of stock options and warrants                           16,030           --           78,611              --
                                                                              --------    ---------        ---------       ---------

        Total shares used in diluted earnings per
          share calculation                                                  5,212,890    5,197,009        5,243,681       5,207,320
                                                                             =========    =========        =========       =========



Options to purchase 107,960 and 277,612 shares with the exercise prices ranging $1.38 to $5.00 and $1.06 to $4.50 were outstanding at June 30, 2000 and June 30, 2001, respectively. Warrants to purchase 2,400,000 and 100,000 shares with exercise prices ranging from $4.125 to $5.00 were outstanding as of June 30, 2000 and warrants to purchase 100,000 shares at $4.125 were outstanding as of June 30, 2001, but were not included in the computation of diluted EPS at June 30, 2001 because the exercise price of the options and warrants were greater than the average market price of the common shares. Because of losses incurred during the three and six months ended June 30, 2001 the impact of outstanding warrants and options were not considered because the effect is anti dilutive.

On March 14, 2001, the Board of Directors granted 65,000 stock options to certain directors of the Company at an option price equal to the fair market price on the date of the grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The following table represents the Company's statement of operations data expressed as a percentage of net sales for the respective periods:


                                                              Three Months Ended June 30                    Six Months Ended June 30
                                                               2000               2001                        2000         2001
                                                               ----               ----                        ----         ----

Net Sales                                                     100.0%               100.0%                    100.0%        100.0%
Cost of Sales                                                   49.6                57.0                      49.8          55.3
                                                              ------               -----                     -----         -----
Gross Profit                                                    50.4                43.0                      50.2          44.7
Selling, General and administrative Expenses                    46.9                51.6                      45.8          49.9
Interest Expense, net                                            1.4                 0.6                       1.2           0.7
                                                              ------               -----                     -----         -----
Income (loss) from continuing operations
before income taxes                                              2.1                (9.2)                      3.2          (5.9)
Income Tax Expense (Benefit)                                     0.9                (3.3)                      1.4          (2.2)
                                                              ------               -----                     -----         -----

Net income (loss) from continuing operations                     1.2                (5.9)                      1.8          (3.7)

(Loss) from discontinued operations net of tax benefits         (1.2)                0.0                     ( 0.6)          0.0
                                                              ------               -----                     -----         -----

Net Income (Loss)                                                0.0%               (5.9)%                     1.2%        (3.7)%
                                                              ======               =====                     =====         =====

Three Months Ended June 30, 2001 ("2001") Compared to Three Months ended June 30, 2000 ("2000").

       Net sales decreased by $2.1 million or 30%, from $7.0 million in 2000 to $4.9 million in 2001. Sales were negatively effected by sluggish market demand for new cellular phones and its resultant effect on after market accessory sales, coupled with a continuing industry trend toward significantly lower pricing per accessory unit sold. These market factors, along with the loss of two major customers (one of which filed for Chapter 7 bankruptcy in late 2000) and reduced sales to other key customers, combined to more than offset Company efforts to replace the lost volume and expand its customer base through aggressive selling and marketing strategies.

       Gross profit decreased by $1.4 million from $3.5 million in 2000 to $2.1 million in 2001 and gross profit as a percentage of sales decreased from 50.4% to 43.0%. The decline in gross margin percentage was due to changes in customer and product mix, price reductions and incentives given to customers due to increasingly competitive conditions and markdowns to improve turns on slower moving inventory, partially offset by increased margins on selected new product sales and reductions in freight costs to customers.

       Selling, general and administrative (SG&A) expenses decreased from $3.3 million in 2000 to $2.5 million in 2001, or 24%, but as a percentage of sales, increased from 46.9% in 2000 to 51.6% in 2001. The bulk of the reduction of SG&A expenses was a result of the Company's cost cutting program, aided by the consolidation of the Company's warehouse and accounting functions and most of its administrative functions, resulting in reductions in areas such as selling commissions, professional fees, telephone expenses and warehouse and accounting personnel. The remaining portion of the reduction is related to the non-occurrence of a one-time charge for bad debts taken in the second quarter of 2000 relating to the bankruptcy of a major customer. The increase in the percentage of net sales is a result of the Company not being able to reduce certain of its more fixed expenses, such as occupancy, at anywhere close to the 30% drop in sales combined with slight increase in warehousing, packaging, and shipping labor expenses, in spite of the reduced sales. Continuing lower average prices per unit shipped and increased customized packaging and labeling to accommodate changes in the Company's customer needs and product mix resulted in less overall average dollars shipped per warehouse employee.

       Net interest expense decreased from $97,000 in 2000 to $30,000 in 2001 due primarily to decreased borrowings under the Company's Loan Facility resulting from the disposition of Battery Network during 2000, cash provided from operations, and significantly lower effective interest rates on borrowings.

       The Company's effective income tax rate in calculating the benefit based on the loss for the quarter in 2001 was 35% as compared to an effective rate of 43% in 1999. The difference in rates is attributable to the effect of state net operating losses in the various states in which the entity operates.


Six Months Ended June 30 ("2001") Compared to Six Months ended June 30, 2000 ("2000").

       Net sales decreased by $3.4 million or 24%, from $14.2 million in 2000 to $10.8 million in 2001. Sales were negatively effected by sluggish market demand for new cellular phones and its resultant effect on after market accessory sales, coupled with a continuing industry trend toward significantly lower pricing per accessory unit sold. These market factors, along with the loss of two major customers (one of which filed for Chapter 7 bankruptcy in late 2000), more than offset Company efforts to replace the lost volume and expand its customer base through aggressive selling and marketing strategies, which takes time to build up.

       Gross profit decreased by $2.3 million from $7.1 million in 2000 to $4.8 million in 2001 and gross profit as a percentage of sales decreased from 50.2% to 44.7%. The decline in gross margin percentage was due to changes in customer and product mix, price reductions and markdowns to improve turns on slower moving inventory and to meet competition partially offset by increased margins on new product sales and reductions in freight costs to customers.

       Selling, general and administrative (SG&A) expenses decreased from $6.5 million in 2000 to $5.4 million in 2001 or 17% but as a percentage of sales, increased from 45.8% in 2000 to 49.9% in 2001. The reduction of SG&A expenses was a result of the Company's cost cutting program, aided by a consolidation of its warehousing, accounting and most administrative functions, resulting in reductions in areas such as selling commissions, professional fees, telephone expenses and administrative and warehouse personnel. The increase in the percentage of net sales is due to occupancy expense coming in flat compared to 2000, and warehousing, packaging, and shipping labor expenses showing a slight increase, though our sales were off by 24%. Continuing lower average prices per unit shipped and increased customized packaging and labeling to accommodate changes in the Company's customer needs and product mix resulted in less overall average dollars shipped per warehouse employee.

       Net interest expenses decreased from $174,000 in 2000 to $79,000 in 2001 due primarily to decreased borrowings under the Company's Loan Facility resulting from the disposition of Battery Network during 2000, the sale of Tauber in late January 2000, cash provided from operations, and lower effective interest rates on borrowings particularly, in the second quarter of 2001.

       The Company's effective income tax rate in calculating the benefit based on the loss for the six months in 2001 was 37% as compared to an effective rate of 43% in 2000. The difference in rate is attributable to the effect of state net operating losses in the various states in which the entity operates.

       The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill was $886,508. Amortization expense during the six-month period ended June 30, 2001 was $21,000. The Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

       LIQUIDITY AND CAPITAL RESOURCES:

The Company's requirements for capital are to fund (i) sales growth, (ii) financing for acquisitions, (iii) repurchase of stock, and (iv) capital expenditures mainly related to (a) business system upgrades and (b) the purchase of machinery and equipment in order to streamline receiving, shipping, and packaging operations. The Company's primary sources of financing during the twelve months ended June 30, 2001 were cash flow from operations, the sale of substantially all of Battery Network's assets in November-December 2000 and the issuance of common stock related to option exercises and bank borrowings.

The Company's working capital as of June 30, 2001 was $4,751,000. Net cash provided by operating activities for the six months ended June 30, 2001 and 2000 were $1,780,000 and $1,123,000, respectively. In 2001, the Company lost cash from operations of $15,000 from its net loss of $397,000 as adjusted for non-cash items of depreciation and amortization of $316,000 and bad debt provision of $66,000. Cash provided from changes in assets and liabilities of $1,795,000 resulted from net decreases in accounts receivable of $1,847,000, inventory of $1,524,000, and prepaid expenses and other assets of $137,000 less a decrease in accounts payable and accrued expenses of $1,713,000.

Net cash used in investing activities for the six months ended June 30, 2001 was $60,000, resulting from the purchase of property and equipment in the amount of $98,000, offset by note principal payments received of approximately $38,000 relating to the sale of Battery Network. Net cash provided from investing activities for the six months ended June 30, 2000 was $308,000 from gross cash proceeds of approximately $1,006,000 resulting from the sale of assets of Tauber in late January, 2000 offset by the purchase of property and equipment in the amount of $698,000.

Cash used in financing activities for the six months ended June 30, 2001 was $1,945,000 and was principally used for $1,788,000 net payments under the Revolver Loan, $139,000 to pay off the Term Loans and $18,000 for the repurchase of the Company's common stock. Cash used in financing activities for six months ended June 30, 2000 of $1,294,000 was principally for $1,271,000 net payments under the Revolver Loan and $150,000 under the Term Loan offset by $127,000 for the issuance of common stock. The Company had cash and cash equivalents of approximately $276,000 on June 30, 2001.

The Loan Facility contains covenants, including maintenance of certain financial ratios, which in turn include maintenance of certain amounts of earnings before interest, taxes and depreciation (EBITDA) and maintenance of a certain net worth, as well as other affirmative and negative covenants. At December 31, 2000 the Company was not in compliance with certain of these covenants. On March 30, 2001, the Company entered into an amended credit agreement whereby the non-compliance at December 31, 2000 was waived, the Loan Facility was extended for an additional one year period to January 7, 2003, and new financial covenants were negotiated through December 31, 2002, which reflected the Company's projections at that time. As of June 30, 2001, the Company was not in compliance with two of these covenants. On August 14, 2001, the Company entered into an amended credit agreement whereby the lender waived the events of default at June 30, 2001.

At management's request, the loan agreement was also amended to reduce the revolving credit facility to $5,000,000 (less an undrawn availability of $800,000 to be maintained at all times). The reduction is reflective of the substantially reduced borrowings by the Company under this facility and resultant reduction in unused credit facility fees. Financial covenants, measured each quarter, were revised to reflect the Company's current financial projections. The interest rate was increased to the sum of the alternate base rate (as defined) plus .75% with respect to domestic rate loans or the sum of the Eurodollar rate plus 2-1/2% with respect to Eurodollar rate loans.

The Company estimates that it will incur capital expenditures of approximately $300,000 during the twelve months ended June 30, 2002, principally for business system upgrades and to purchase machinery and equipment needed to enhance its warehousing, distribution and assembly operations.

Based upon its present plans, management believes that operating cash flow, available cash and available credit resources will be adequate to make the repayments of indebtedness described herein and to meet the working capital cash and capital expenditure needs of the Company during the twelve months ending June 30, 2002.

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

PREVIOUS BUSINESS COMBINATIONS ACCOUNTED FOR USING THE PURCHASE METHOD

In June 2001, the Financial Accounting Standards Board finalized FASB Statement No.141, Business Combinations (SFAS 141), and No.142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the company reclassify the carrying amounts of intangible assets and goodwill based on criteria specified in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from due date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is $886,508. Amortization expense during the six month period ended June 30, 2001 was $21,000. The Company is assessing, but has not yet determined, how the adoption of the Financial Accounting Standards Board "FASB" Statements No. 141 (SFAS 141), Business Combinations and No.142 (SFAS 142), Goodwill and Other Intangible Assets, will impact its financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - The Company's only financial instruments with interest rate risk exposure are revolving credit borrowings, which totaled $1,139,279 at June 30, 2001. Based on this balance, a change of one percent in the interest rate would cause a change in interest expense for the six months ended June 30, 2001 of $5,696 or $0.001 per share or $0.0005 per share net of income tax calculated using the Company's historical statutory rates.

These instruments are not entered into for trading purposes and carry interest at a pre-agreed upon percentage point spread from one of several designated base rates. The Company's objective in maintaining variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

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

FORWARD LOOKING STATEMENTS

Some of the information presented in this quarterly report constitutes forward-looking statements within the meaning of the private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about management's expectations for fiscal year 2001 and beyond, are forward looking statements and involve various risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge, there can be no assurance that actual results will not differ materially from the Company's expectations. Factors that could cause the actual results to differ materially from expectations are discussed in the Company's Annual Report on Form 10-K and in other filings with the Securities and Exchange Commission.

                                     PART II

                                OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             10.1 Waiver and Amendment No. 3 to Revolving Credit, Term Loan and
                  Security Agreement dated as of August 14, 2001 by and among Wireless Xcessories Group, Inc. and certain of its Subsidiaries and IBS Whitehall Business Credit Corporation, as Agent for the various Lenders.

         None

         (b) Reports on Form 8-K

         Item 4 Current Report on Form 8-K dated April 11, 2001 filed on April 17, 2001, as amended on April 27, 2001 and further amended on May 15, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     By: /s/ Stephen Rade
                                                     --------------------

Date:            August 14, 2001                     Stephen Rade
                                                     Chief Executive Officer

                                                     By: /s/ Ronald E. Badke
                                                     -----------------------

Date:            August 14, 2001                     Ronald E. Badke
                                                     Chief Financial Officer