Form 10-Q
period 2001-09-30
WIRELESS XCESSORIES GROUP INC
filed 2001-11-15
CIK 1005504

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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


                              1840 COUNTY LINE ROAD
                           HUNTINGDON VALLEY, PA 19006
                           ---------------------------
                    (Address of principal executive offices)

                                 (215) 322-4600
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 31, 2001, there were 5,153,830 shares of the registrant's Common Stock, par value $.001 per share, outstanding.
================================================================================

                         WIRELESS XCESSORIES GROUP, INC.
                FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2001

                                      INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

              Consolidated Condensed Balance Sheet September 30,
              2001 (unaudited) and December 31, 2000..........................3

              Consolidated Condensed Statements of Operations for
              the three and nine months ended September 30, 2001
              and 2000.(unaudited)............................................4

              Consolidated Statements of Cash Flows for the nine months
              ended September 30, 2001 and 2000(unaudited)....................5

              Notes to Consolidated Condensed Financial Statements............6

ITEM 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................9

ITEM 3.       Quantitative and Qualitative Disclosures about Market
              Risk...........................................................12

PART II. OTHER INFORMATION

ITEM 6.       Exhibits and Reports on Form 8-K...............................13

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         WIRELESS XCESSORIES GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                               December 31,    September 30,
                                                                                   2000            2001
                   ASSETS                                                      ------------    ------------
                                                                                               (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                    $        501    $        408
  Accounts receivable (net of allowance of                                            4,355           2,482
  $263 and $317, respectively)
  Inventories                                                                         4,896           2,594
  Prepaid expenses and other current assets                                           1,104           1,022
                                                                               ------------    ------------
                   Total Current Assets                                              10,856           6,506

  PROPERTY AND EQUIPMENT - Net                                                        1,721           1,408
  EXCESS OF COST OVER NET ASSETS
  ACQUIRED (Net of accumulated amortization of
    $153 and $0, respectively)                                                          908               -
  OTHER ASSETS                                                                          787             697
                                                                               ------------    ------------
  TOTAL ASSETS                                                                 $     14,272    $      8,611
                                                                               ============    ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
  Current portion of long-term debt                                            $        330    $         55
  Bank overdraft                                                                        398             305
  Accounts payable                                                                    1,107             420
  Net liabilities on disposal of discontinued
    operations                                                                          464              79
  Accrued payroll and related benefits                                                  428             151
  Amounts due to officer                                                                367             299
  Other accrued expense                                                               1,227             830
                                                                               ------------    ------------
                   Total Current Liabilities                                          4,321           2,139
                                                                               ------------    ------------
   LONG-TERM DEBT                                                                     2,859           1,027
                                                                               ------------    ------------
 STOCKHOLDERS' EQUITY
  Preferred stock, par value $0.001, 1,000,000
    shares authorized, no shares issued or
    outstanding Common Stock, par value $.001,
    10,000,000 shares authorized, 5,222,080 issued                                        5               5
  Treasury Stock at cost 58,500 shares as of
   September 30, 2001                                                                     -             (24)
  Additional paid - in capital                                                       11,331          11,331
  Accumulated deficit                                                                (4,244)         (5,867)
                                                                               ------------    ------------
                    Total Stockholders' Equity                                        7,092           5,445
                                                                               ------------    ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $     14,272    $      8,611
                                                                               ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         WIRELESS XCESSORIES GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                       Three Months Ended               Nine Months Ended
                                                                           September 30                    September 30
                                                                   ----------------------------    ----------------------------
                                                                       2000            2001            2000            2001
                                                                   ------------    ------------    ------------    ------------
NET SALES                                                          $      7,692    $      4,867    $     21,849    $     15,619
COST OF SALES                                                             3,958           2,931          11,002           8,879
                                                                   ------------    ------------    ------------    ------------
           Gross profit                                                   3,734           1,936          10,847           6,740

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                              3,198           3,315           9,683           8,675
INTEREST EXPENSE, net                                                        69              21             243             100
                                                                   ------------    ------------    ------------    ------------
Income (Loss) from operations before income taxes                           467          (1,400)            921          (2,035)

INCOME TAX EXPENSE (BENEFIT)                                                220            (174)            415            (412)
                                                                   ------------    ------------    ------------    ------------
Income (loss) from continuing operations                                    247          (1,226)            506          (1,623)
Loss from discontinued operations (net of
   tax benefit of $272, $0 and $342, $0
   for three months and six months of 2000
   and 2001, respectively)                                                 (373)              0            (455)              0
                                                                   ------------    ------------    ------------    ------------
NET INCOME (LOSS)                                                          (126)   $     (1,226)   $         51    $     (1,623)
                                                                   ============    ============    ============    ============
Basic and diluted earnings (loss) per common share

Basic and diluted income (loss) per share from
  continuing operations                                            $       0.05    $      (0.24)   $       0.10    $      (0.31)

Basic and diluted loss per share from
  discontinued operations                                                 (0.07)              0           (0.09)              0
                                                                   ------------    ------------    ------------    ------------
Basic and diluted net income (loss) per
  common share                                                     $      (0.02)   $      (0.24)   $       0.01    $      (0.31)
                                                                   ============    ============    ============    ============
Basic weighted average common shares outstanding                      5,222,080       5,175,005       5,184,213       5,196,430
                                                                   ============    ============    ============    ============
Diluted weighted average common shares outstanding                    5,222,080       5,175,005       5,240,921       5,196,430
                                                                   ============    ============    ============    ============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                         WIRELESS XCESSORIES GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                        Nine Months Ended September 30
                                                                             2000             2001
                                                                         ------------    ------------
OPERATING ACTIVITIES:
Net Income (loss)                                                        $         51    $     (1,623)
Adjustments to reconcile net income (loss)
  to cash provided by operating activities-
    Depreciation and amortization                                                 545             466
    Provision for doubtful accounts                                               433              77
    Impairment of excess cost over net assets
      acquired                                                                      0             876

Changes in assets and liabilities, net of effects
  from dispositions:
    Income tax refund                                                             567            (137)
    Accounts receivable                                                         1,447           1,842
    Inventories                                                                   741           2,302
    Prepaid expenses and other assets                                            (334)            247
    Accounts payable and accrued expenses                                        (208)         (1,952)
                                                                         ------------    ------------
Net cash provided by operating activities                                       3,242           2,098

INVESTING ACTIVITIES:
Purchase of property and equipment                                             (1,057)           (115)
Net cash proceeds from sale of subsidiary assets                                1,006               0
Principal payments on notes receivables                                             0              55
                                                                         ------------    ------------
Net cash (used in) by investing activities                                        (51)            (60)
                                                                         ------------    ------------
FINANCING ACTIVITIES:
Net payment on borrowings                                                      (3,029)         (2,107)
Repurchase of company stock                                                         0             (24)
Issuance of common stock for options                                              127               0
                                                                         ------------    ------------
Net cash (used in) financing activities                                        (2,902)         (2,131)
                                                                         ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              289             (93)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    366             501
                                                                         ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          655             408
                                                                         ------------    ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for-
    Interest                                                             $        288    $        154
                                                                         ------------    ------------
    Income taxes net of refunds                                          $        (41)   $        108
                                                                         ------------    ------------

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

The results of operations for the Battery Segment have been classified as discontinued operations for all periods presented in the consolidated condensed statements of operations and balance sheets. The assets and liabilities of the discontinued operations have been classified in the accompanying consolidated balance sheets as "Net liabilities on disposal of discontinued operations". Discontinued operations have not been segregated in the accompanying consolidated statements of cash flows, and, therefore, amounts under certain captions will not agree with the respective consolidated statements of operations. Net sales for the Battery Segment were $0 and $730,715 for the three months ended September 30, 2001 and 2000, respectively and $0 and $ 2,747,328 the nine months ended September 30, 2001 and 2000, respectively.

The Company allocated interest not specifically associated with any segment based upon a ratio of net tangible assets. Interest expense allocated to discontinued operations was $0 and $12,000 for the three months ended September 30, 2001 and 2000, respectively and $0 and $55,000 for the nine months ended September 30, 2001 and 2000, respectively.

3. COMPANY OPERATIONS

On March 13, 2001, effective March 1, 2001, Advanced Fox Antenna, Inc. (Advanced
Fox), Cliffco of Tampa Bay, Inc. (Cliffco), and AccessorySolutions.Com, Inc. (Accessory Solutions) together (the "Wireless Product Segment") entered into an agreement to combine and merge with and into Wireless Xcessories Group, Inc. with Wireless Xcessories Group, Inc. being the surviving Company. In October, 2001 the Company decided to shut down its Tampa Bay, Inc facility (former headquarters of Cliffco of Tampa Bay, Inc ) and merge its remaining operations into the corporate headquarters in Huntingdon Valley , Pennsylvania by mid November, 2001. In accordance with the decision to close the Cliffco operation and merge its operation into Wireless Xcessories Group the Company evaluated the net realizable value of net assets of the Cliffco business and in particular its trade name. In connection, with this evaluation the Company determined that the unamortized excess of cost over net assets acquired at September 30, 2001 is not realizable and therefore, recognized a related impairment of $876,508 In addition, the Company recorded reserves of approximately $90,000 to cover the estimated costs of disposing of the remaining fixed assets of the operation and to effect a reduction of its existing lease obligation in Tampa Bay which expires in mid 2004 by either sub-leasing the facility and/or coming to terms with the landlord on an early termination.

4. LOAN FACILITY

The Company entered into a Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997, as subsequently amended March 30, 2001, (the "Loan Facility"), with IBJ Whitehall-Financial Group (formerly known as IBJ Schroder Bank and Trust Company), as agent ("IBJ"). The Loan Facility consists of a $3,000,000 Term Loan (the "Term Loan") payable in 35 monthly installments of $50,000 each with the balance to be paid at maturity and a Revolving Credit Facility (the "Revolver Loan") of up to $10,000,000 to be advanced at the rate of 80% of eligible accounts receivable and 50% of inventories. The Revolver Loan bears interest at the rate of 1/4 of 1% plus the higher of (i) the base commercial lending rate of IBJ, or (ii) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers plus 1/4 of 1%, or (iii) at the option of the Company, at the Eurodollar rate plus 2%. The Eurodollar rate is defined as LIBOR for a designated period divided by one less the aggregate reserve requirements. The interest on the Term Loan is 1/2% higher than the interest rate on the Revolver Loan. The Loan Facility is secured by a pledge of the assets of the borrowers and a pledge of the outstanding capital stock of the subsidiaries of the Company. As of June 30, 2001 the Term Loan was paid in full (last payment made in early June, 2001) and the principal amount outstanding of the Revolver Loan was approximately $1,139,279. The Loan Facility contains covenants that include maintenance of certain financial ratios, amounts of earnings before interest, taxes and depreciation (EBITDA) as defined, and net worth as well as other affirmative and negative covenants. At December 31, 2000, the Company was not in compliance with certain of these covenants. On March 30, 2001, the Company entered into an amended credit agreement whereby the non-compliance at

December 31, 2000 was waived, the Loan Facility was extended for an additional one year period to January 7, 2003, and new financial covenants were negotiated through December 31, 2002, which reflected the Company's projections at that time. As of June 30, 2001, the Company was not in compliance with two of these covenants. On August 14, 2001, the Company entered into an amended credit agreement whereby the lender waived the events of default at June 30, 2001 and at management's request, the loan agreement was also amended to reduce the revolving credit facility to $5,000,000 (less an undrawn availability of $800,000 to be maintained at all times). Financial covenants, measured each quarter, were revised to reflect the Company's financial projections at the time. The interest rate was increased to the sum of the alternate base rate (as defined) plus .75% with respect to domestic rate loans or the sum of the Eurodollar rate plus 2-1/2% with respect to Eurodollar rate loans.

As of September 30, 2001, the Company was not in compliance with three of these covenants. On November 14, 2001, the Company entered into an amended credit agreement whereby the non-compliance at September 30, 2001 was waived and new financial covenants were negotiated through December 31,2002. Amounts outstanding under credit facility were $972,139 as of September 30, 2001.

5. MANAGEMENT AGREEMENT

In February 1998, the Management Agreement with Founders Management Services, Inc. ("Founders") was revised by mutual consent to, among other things, eliminate the origination and incentive fee provisions of the original agreement. On May 5, 1998, both active principals of Founders resigned as officers and directors of the Company, effectively terminating the relationship between the Company and Founders. In December 1999, Founders filed a lawsuit in the United States District Court for the Southern District of New York against the Company alleging the Company owed Founders approximately $493,000 for a purportedly improper termination of the Management Agreement. On October 18, 2001, the Company and Founders settled the lawsuit and all counterclaims along with mutual releases to all involved parties for a total of $228,000. The amount of settlement included in selling, general and administrative expenses as of September 30, 2001.

6. STOCK REPURCHASE PROGRAM

On January 11, 2001, the Board of Directors approved a stock buy back plan whereby the Company will repurchase a total of up to 500,000 shares of common stock at a total cost not to exceed $250,000 through July 20, 2001. The Company has extended the buyback period to January 21, 2002. As of September 30, 2001, the Company had repurchased 58,500 shares at an average price of $.44 per share, recorded at cost as Treasury Stock in the accompanying balance sheet as at September 30, 2001.

7. SEGMENT DISCLOSURE

As a result of its decision to exit the Battery Segment, the Company effectively operates in one business segment, referred to as the Wireless Products Segment, which distributes cellular telephone accessory products including batteries, chargers and antennas principally in North America. The Wireless Products Segment is headquartered in Huntingdon Valley, Pennsylvania and consists of Advanced Fox, Cliffco and AccessorySolutions. All revenue and essentially all long-lived assets were related to operations in the United States as of September 30, 2001 and for the nine-month periods ended September 30, 2000 and September 30, 2001.

Export sales for the three and nine months ended September 30, 2000 and 2001 were as follows:
                                                  (In Thousands)

                                    Three Months Ended       Nine Months Ended
                                       September 30             September 30
                                    2000          2001       2000          2001
                                   ------        ------     ------        ------
Europe, Middle East and Africa        23            39         71            77
Asia and Pacific                       3            16          6            93
Americas excluding United States      74            91        394           228
                                   ------        ------     ------        ------
Total Export Sales                   100           146        471           398
                                   ======        ======     ======        ======

Receivables from export sales at September 30, 2000 and 2001 were $193,321 and $80,070 respectively.

8. EARNINGS PER SHARE

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The calculation of basic and diluted earnings per share ("EPS") is as follows:

                                         Three Months Ended             Six Months Ended
                                            September 30                  September 30
                                        2000            2001          2000            2001
                                     ---------       ---------     ---------       ---------
Shares: Weighted average number of
         common shares outstanding
         used in basic earnings per
         share calculation           5,222,080       5,175,005     5,184,213       5,196,430

        Dilutive effect of stock
         options and warrants                0               -        56,708               -
                                     ---------       ---------     ---------       ---------
        Total shares used in
         diluted earnings per
         share calculation           5,222,080       5,175,005     5,240,921       5,196,430
                                     =========       =========     =========       =========

Options to purchase 312,323 and 330,612 shares with the exercise prices ranging $1.38 to $5.00 and $.375 to $4.50 were outstanding at September 30, 2000 and September 30, 2001, respectively. Warrants to purchase 2,400,000 and 100,000 shares with exercise prices ranging from $4.125 to $5.00 were outstanding as of September 30, 2000 and warrants to purchase 100,000 shares at $4.125 were outstanding as of September 30, 2001, but were not included in the computation of diluted EPS at September 30, 2001 because the exercise price of the options and warrants were greater than the average market price of the common shares. Because of losses incurred during the three and nine months ended September 30, 2001 the impact of outstanding warrants and options were not considered because the effect is anti dilutive.

On March 14, 2001, the Board of Directors granted 65,000 stock options to certain directors of the Company at an option price equal to the fair market price on the date of the grant.

9. CONTINGENCY

The Company was notified in the fall of 2000 that certain of its products might have infringed the patents of an original equipment manufacturer. The Company responded by discontinuing the sale of such products and in early 2001 developed alternative products to meet its customers needs that it believes do not infringe.

The Company hired outside counsel to help assist in resolving any financial issues relating to any sales prior to the discontinuance of the alleged patent infringement. At this point the amount of any claim is unknown and management cannot reasonably assess the Company's liability exposure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The following table represents the Company's statement of operations data expressed as a percentage of net sales for the respective periods:

                                              Three Months Ended       Nine Months Ended
                                                 September 30            September 30
                                               2000        2001        2000        2001
                                              ------      ------      ------      ------
Net Sales                                     100.0%      100.0%      100.0%      100.0%
Cost of Sales                                  51.5        60.2        50.4        56.9
                                              ------      ------      ------      ------
Gross Profit                                   48.5        39.8        49.6        43.1
Selling, General and administrative Expenses   41.6        68.1        44.3        55.6
Interest Expense, net                           0.8         0.5         1.1         0.6
                                              ------      ------      ------      ------
Income (loss) from continuing operations
  before income taxes                           6.1       (28.8)        4.2       (13.1)
Income Tax Expense (Benefit)                    2.9        (3.6)        1.9        (2.7)
                                              ------      ------      ------      ------
Net income (loss) from continuing operations    3.2       (25.2)        2.3       (10.4)

(Loss) from discontinued operations net of
  tax benefits                                 (4.8)        0.0        (2.1)        0.0
                                              ------      ------      ------      ------
Net Income (Loss)                              (1.6)%     (25.2)%       0.2%      (10.4)%
                                              ======      ======      ======      ======

Three Months Ended September 30, 2001 ("2001") Compared to Three Months ended September 30, 2000 ("2000").

Net sales decreased by $ 2.8 million or 37%, from $7.7 million in 2000 to $4.9 million in 2001. Sales were negatively effected by the sluggish overall economy and, in particular, by the reduced market demand for new cellular phones and its resultant effect on after market accessory sales, coupled with a continuing industry trend toward significantly lower pricing per accessory unit sold. These market factors, along with the loss of two major customers (one of which filed for Chapter 7 bankruptcy in late 2000) and reduced sales to other key customers, combined to more than offset Company efforts to replace the lost volume and expand its customer base through aggressive selling and marketing strategies.

Gross profit decreased by $1.8 million from $3.7 million in 2000 to $1.9 million in 2001 and gross profit as a percentage of sales decreased from 48.5% to 39.8%. The decline in gross margin percentage was due to changes in customer and product mix, price reductions and incentives given to customers due to increasingly competitive conditions and markdowns to improve turns on slower moving inventory, partially offset by reductions in freight costs to customers.

Selling, general and administrative (SG&A) expenses increased from $3.2 million in 2000 to $3.3 million in 2001, or 3.7%, and as a percentage of sales, increased from 41.6% in 2000 to 68.1% in 2001. The Company took an impairment loss of its excess of cost over assets acquired related to the Cliffco operation during the quarter of approximately 876,000. This one time charge to earnings more than offset a $759,000 reduction in all other categories of SG&A expenses resulting from the Company's continuous cost cutting program, aided by the consolidation of the Company's warehouse and accounting functions and most of its administrative functions, resulting in reductions in areas such as selling commissions, professional fees, telephone expenses and warehouse and accounting personnel. The increase in the percentage of net sales is a result of the one-time impairment loss and the Company not being able to reduce certain of its more fixed expenses, such as occupancy, at anywhere close to the 37% drop in sales combined with approximately 20% reduction in warehousing, and shipping labor expenses. Continuing lower average prices per unit shipped and increased customized packaging and labeling to accommodate changes in the Company's customer needs and product mix resulted in less overall average dollars shipped per warehouse employee.

Net interest expense decreased from $69,000 in 2000 to $21,000 in 2001 due primarily to decreased borrowings under the Company's Loan Facility resulting from the disposition of Battery Network during 2000, cash provided from operations, and significantly lower effective interest rates on borrowings.

The Company's effective income tax rate in calculating the benefit based on the loss for the quarter in 2001 was 12% as compared to an effective rate of 47% in 2000. The difference in rates is primarily attributable to a valuation allowance related to the tax benefit of certain tax loss carryforwards and to the effect of state net operating losses in the various states in which the entity operates.

Nine Months Ended September 30 ("2001") Compared to Nine Months ended September 30, 2000 ("2000").

Net sales decreased by $ 6.2 million or 28.5 %, from $21.8 million in 2000 to $15.6 million in 2001. Sales were negatively effected by sluggish market demand for new cellular phones and its resultant effect on after market accessory sales, coupled with a continuing industry trend toward significantly lower pricing per accessory unit sold. These market factors, along with the loss of two major customers (one of which filed for Chapter 7 bankruptcy in late 2000), more than offset Company efforts to replace the lost volume and expand its customer base through aggressive selling and marketing strategies, which takes time to build up.

Gross profit decreased by $4.1 million from $10.8 million in 2000 to $6.7 million in 2001 and gross profit as a percentage of sales decreased from 49.6% to 43.1%. The decline in gross margin percentage was due to changes in customer and product mix, price reductions and markdowns to improve turns on slower moving inventory and to meet competition partially offset by reductions in freight costs to customers.

Selling, general and administrative (SG&A) expenses decreased from $9.7 million in 2000 to $8.7 million in 2001 or 10.4% but as a percentage of sales, increased from 44.3% in 2000 to 55.6% in 2001. The reduction of SG&A expenses was a result of the Company's cost cutting program, aided by a consolidation of its warehousing, accounting and most administrative functions, resulting in reductions in areas such as selling commissions, professional fees, telephone expenses and administrative and warehouse personnel offset by a one-time impairment loss of approximately $876,000 of excess of cost over assets acquired relating to the Cliffco operation. In 2000, the Company took an additional $250,000 bad debt charge resulting from a Chapter 11 by a major customer during June, 2000. The increase in the percentage of net sales is primarily due to the impairment loss and to occupancy expense coming in flat compared to 2000, and warehousing, and shipping labor expenses showing an approximate decrease of 6%, though our sales were off by 28.5%. Continuing lower average prices per unit shipped and increased customized packaging and labeling to accommodate changes in the Company's customer needs and product mix resulted in less overall average dollars shipped per warehouse employee.

Net interest expenses decreased from $243,000 in 2000 to $100,000 in 2001 due primarily to decreased borrowings under the Company's Loan Facility resulting from the disposition of Battery Network during 2000, the sale of Tauber in late January 2000, cash provided from operations, and lower effective interest rates on borrowings particularly, in the second and third quarters of 2001.

The Company's effective income tax rate in calculating the benefit based on the loss for the nine months in 2001 was 20% as compared to an effective rate of 45% in 2000. The difference in rate is primarily attributable to a valuation allowance related to the tax benefit of certain tax loss carryforwards and to the effect of state net operating losses in the various states in which the entity operates.

                        LIQUIDITY AND CAPITAL RESOURCES:

The Company's requirements for capital are to fund (i) sales growth, (ii) financing for acquisitions, (iii) repurchase of stock, and (iv) capital expenditures mainly related to (a) business system upgrades and (b) the purchase of machinery and equipment in order to streamline receiving, shipping, and packaging operations. The Company's primary sources of financing during the twelve months ended September 30, 2001 were cash flow from operations, the sale of substantially all of Battery Network's assets in November-December 2000 and bank borrowings.

The Company's working capital as of September 30, 2001 was $4,367,000. Net cash provided by operating activities for the nine months ended September 30, 2001 and 2000 were $2,098,000 and $3,242,000, respectively. In 2001, the Company lost cash from operations of $204,000 from its net loss of $1,623,000 as adjusted for non-cash items of depreciation and amortization of $466,000 and bad debt provision of $77,000 an impairment of excess cost over net assets of $876,000. Cash provided from changes in assets and liabilities of $2,302,000 resulted from net decreases in accounts receivable of $1,842,000, inventory of $2,302,000, and prepaid expenses and other assets of $247,000 less income taxes refund receivable of 137,000 and a decrease in accounts payable and accrued expenses of $1,952,000.

Net cash used in investing activities for the nine months ended September 30, 2001 was $60,000, resulting from the purchase of property and equipment in the amount of $115,000, offset by note principal payments received of approximately $55,000 relating to the sale of Battery Network. Net cash used in investing activities for the nine months ended September 30, 2000 was $51,000 from purchase of property and equipment of $1,057,000 offset in part by the gross cash proceeds of approximately $1,006,000 resulting from the sale of assets of Tauber in late January, 2000.

Cash used in financing activities for the nine months ended September 30, 2001 was $2,131,000 and was principally used for $1,817,000 net payments under the Revolver Loan, $289,000 to pay off the Term Loans, net reductions in capital leases of $1,000 and $24,000 for the repurchase of the Company's common stock. Cash used in financing activities for nine months ended September 30, 2000 of $2,902,000 was principally for $2,701,000 net payments under the Revolver Loan and $450,000 under the Term Loan offset by $127,000 for the issuance of common stock and net increases in Capital Leases of 122,000. The Company had cash and cash equivalents of approximately $408,000 on September 30, 2001.

The Loan Facility contains covenants, including maintenance of certain financial ratios, which in turn include maintenance of certain amounts of earnings before interest, taxes and depreciation (EBITDA) and maintenance of a certain net worth, as well as other affirmative and negative covenants. At December 31, 2000 the Company was not in compliance with certain of these covenants. On March 30, 2001, the Company entered into an amended credit agreement whereby the non-compliance at December 31, 2000 was waived, the Loan Facility was extended for an additional one year period to January 7, 2003, and new financial covenants were negotiated through December 31, 2002, which reflected the Company's projections at that time. As of June 30, 2001, the Company was not in compliance with two of these covenants. On August 14, 2001, the Company entered into an amended credit agreement whereby the lender waived the events of default at September 30, 2001 and at management's request, the loan agreement was also amended to reduce the revolving credit facility to $5,000,000 (less an undrawn availability of $800,000 to be maintained at all times). The reduction is reflective of the substantially reduced borrowings by the Company under this facility and resultant reduction in unused credit facility fees. Financial covenants, measured each quarter, were revised to reflect the Company's current financial projections. The interest rate was increased to the sum of the alternate base rate (as defined) plus .75% with respect to domestic rate loans or the sum of the Eurodollar rate plus 2-1/2% with respect to Eurodollar rate loans.

As of September 30, 2001, the Company was not in compliance with three of these covenants. On November 14, 2001, the Company entered into an amended credit agreement whereby the non-compliance at September 30, 2001 was waived and new financial covenants were negotiated through December 31, 2002. Amounts outstanding under the credit facility was $972,139 as of September 30, 2001.

The Company estimates that it will incur capital expenditures of approximately $300,000 during the twelve months ended September 30, 2002, principally for business system upgrades and to purchase machinery and equipment needed to enhance its warehousing, distribution and assembly operations.

Based upon its present plans, management believes that operating cash flow, available cash and available credit resources will be adequate to make the repayments of indebtedness described herein and to meet the working capital, cash and capital expenditure needs of the Company during the twelve months ending September 30, 2002.

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

The Company's previous business combinations were accounted for using the purchase method. As of September 30,2001, the Company wrote off its net carrying amount of goodwill is $876,508. . Amortization expense during the nine month period ended September 30, 2001 was $31,500. The Company is assessing, but has not yet determined, how the adoption of the Financial Accounting Standards Board "FASB" Statements No. 141 (SFAS 141), Business Combinations and No.142 (SFAS
142), Goodwill and Other Intangible Assets, will impact its financial position and results of operations, and cash flow.

The FASB recently issued FASB Statement No. 143, ACCOUNTING FOR RETIREMENT OBLIGATIONS, to address accounting for asset retirement obligations and associated retirement costs of long-lived assets. It will apply to costs such as those incurred to close a nuclear power plant, an offshore oil platform, a mine

(e.g., coal or other natural resources), or a landfill as well as similar costs incurred in other industries. The Statement amends FASB Statement No. 19, FINANCIAL ACCOUNTING AND REPORTING BY OIL AND GAS PRODUCING COMPANIES, to indicate that a company should account for obligations for dismantlement, restoration, and abandonment costs in accordance with Statement 143. It also applies to rate-regulated entities that meet the criteria for application of FASB Statement No. 71, ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION. Statement 143 is effective for years beginning after June 15, 2002. Management has not determined the potential impact on the financial position, results of operations and cash flows.

The FASB recently issued FASB Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. The new guidance resolves significant implementation issues related to FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Statement 144 is effective for fiscal years beginning after December 15, 2001. Management has not determined the potential impact on the financial position, results of operations and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - The Company's only financial instruments with interest rate risk exposure are revolving credit borrowings, which totaled $972,139 at September 30, 2001. Based on this balance, a change of one percent in the interest rate would cause a change in interest expense for the nine months ended September 30, 2001 of $7,291 or $0.001 per share or $0.0005 per share net of income tax calculated using the Company's historical statutory rates.

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

                                     PART II

                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits

             10.1 Waiver and Amendment No. 4 to Revolving Credit, Term Loan and Security Agreement dated as of November 14, 2001 by and among Wireless Xcessories Group, Inc. and certain of its Subsidiaries and IBS Whitehall Business Credit Corporation, as Agent for the various Lenders.

             None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           By: /s/ Stephen Rade
                                           -----------------------------
Date:  November 15, 2001                   Stephen Rade
                                           Chief Executive Officer

                                           By: /s/ Ronald E. Badke
                                           -----------------------------
Date:  November 15, 2001                   Ronald E. Badke
                                           Chief Financial Officer