Form 10-K
period 2001-12-31
WIRELESS XCESSORIES GROUP INC
filed 2002-04-01
CIK 1005504

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


              FOR ANNUAL AND TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
   [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

                                       or

   [_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

                           COMMISSION FILE NO. 0-27996


                         WIRELESS XCESSORIES GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                             13-3835420
--------------------------------------------------------------------------------
 State or other jurisdiction of                             I.R.S. Employer
 incorporation or organization                           Identification Number)


               1840 County Line Road, Huntingdon Valley, PA 19006
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including Area Code: (215) 494-0111

        Securities registered pursuant to section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.001 Per Share

                                 Title of Class
                                Over the Counter

                                 Bulletin Board
                              ---------------------
Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, on March 1, 2002 was 5,222,080.

The aggregate market value of the voting stock held by non-affiliates of the Registrant (computed by reference to the closing price of such stock on Over the Counter Market on March 1, 2002 of $0.11) was approximately $574,428.
================================================================================

                                     PART I

ITEM 1. BUSINESS

     Wireless Xcessories Group, Inc. ("Wireless Xcessories" or the "Company") was founded in May 1995. We are engaged in the nationwide sale and distribution of a wide range of products, accessories and components for cellular phones, including batteries, chargers and antennae (collectively, "Wireless Accessories"). Our products are generally sold through third party retailers' stores or their web sites. As discussed more fully below, we completed the disposition of our remaining business in the Battery Segment and have accounted for this segment as discontinued operations. The Battery Segment involved the assembly and distribution of primarily specialty batteries as well as a small percentage of cellular phone batteries. Prior to March 20, 2000, our name was Batteries Batteries, Inc.

     On March 13, 2001, Advanced Fox Antenna, Inc.( "Advanced Fox"), Cliffco of Tampa Bay, Inc.("Cliffco")and AccessorySolutions.Com. ("AcessorySolutions") formerly 100% wholly subsidiaries entered into an agreement to combine and merge with Wireless Xcessories, the surviving entity. This merger has facilitated the Company's ability to integrate and combine functions to eliminate redundancy, improve communication and facilitate the development and implementation of common marketing and operating strategies.

     Our headquarters for all operations are located at 1840 County Line Road, Huntingdon Valley, Pennsylvania 19006.

     The Wireless Accessories industry remains fragmented. Our strategy is to effectively market one of the broadest and most complete lines of wireless accessories products. We currently offer in excess of 3,000 different products. We strive to leverage our distribution channels and relationships and provide high quality technical expertise and service to our customers.

     Our business strategy involves the following components:

     o Maintain Diversity of Products and Customers. We distribute a complete line of wireless accessories. We sell our products to dealers, other distributors, commercial and industrial businesses, communications carriers, mass merchandisers and retail customers. Any of these customer groups can also purchase our products directly from our web site.

     o Obtain Advantageous Purchasing. All our purchasing for our distribution and internet retail business is under the direct control of a corporate purchasing manager who is responsible for assuring that the vendors chosen and the pricing they offer are the most advantageous for us.

     o We offer a full retail solution to our customers providing specialized private label retail packaging in both proprietary and custom packaging through our semi- automated warehouse and production facility. Provide and offer display and point of sale merchandising aids to an increasing proportion of our customers.

     o We offer an e-commerce solution to our dealer agents for cellular phone accessories. The solution includes a full custom retail website help desk and order fulfillment facility. In addition the dealer agents receive a 30% commission check quarterly for all e-commerce sales.

     o We offer a wholesale website where our dealer agents and retail stores order online to commit inventory. This has streamlined our internal order process and facilitates the customer reorder process.

     o Make strategic acquisitions, if feasible, in regional markets other than the East Coast markets of the U.S. in which the Company is already operating.

     Products. We currently market over of 3,000 wireless accessories. The product category offerings include rechargeable batteries, personal and portable hands free kits, hands free installation kits, portable and vehicle antennas, in-car and travel chargers, fashionable accessory faceplates and colored housings for cellular phones, plain and colored phone carrying cases and two-way and pager accessories.

     Purchasing. We purchase approximately 60% of our wireless accessory products from manufacturers located overseas, principally in the Far East. Two vendors, one far east supplier and one domestic supplier, accounted for approximately 22% each of our total purchases. No other vendor accounted for 10% or more of our purchases. In early 1999, the Company opened a buying office in Taiwan, which has helped to reduce costs and improve the quality of items currently imported.

     Sales. We market and sell the majority of our products to dealers, other distributors, commercial and industrial businesses, communications carriers, mass merchandisers and retail customers. Additionally, we produce one product line catalog that is circulated nationally and internationally.

     Concentration. During the twelve months ended December 31, 2001, we effected sales to more than 3,600 commercial, industrial, and retail customers. In that same period, our two largest customers accounted for 6.9% and 5.1% of our net sales, respectively. No customer of ours accounted for 10% or more of our net sales. Export sales accounted for less than 3% of net sales for the period.

EMPLOYEES

     As of March 1, 2002, we employed approximately 108 personnel. These employees work in the following areas of our business: two in technical operations; 27 in telemarketing and commercial sales; 57 in packaging, warehousing, inventory control, shipping and receiving; two in purchasing, and 20 in management and administration. None of the employees are represented by a labor union. We consider our relations with our employees to be satisfactory.

ENVIRONMENTAL MATTERS

     We purchase and distribute batteries, which contain chemicals such as nickel-metal hydride and lithium ion. We do not manufacture the batteries but rather purchase the items in their finished state. Our operations do not involve the alteration or penetration of the batteries. Returns of our batteries are made to a recycler for disposition. We believe that we have operated our present and former respective facilities in compliance with applicable environmental laws and regulations. Accordingly, we do not believe that it has any material risk of environmental liability.

     We currently are not aware of any environmental conditions relating to present or past waste generation at or from any of our present or former facilities or operations, that would likely have a material adverse effect on our financial condition or our results of operations and does not anticipate any material expenditures to comply with environmental laws, regulations or ordinances. However, there can be no assurance that environmental liabilities in the future will not be incurred and that they will not have a material adverse effect on our financial condition or our results of operations.

INTELLECTUAL PROPERTY

     We believe that we have all rights to trademarks and trade names necessary to conduct our business. See discussion relating to the Company facing patent infringement legal action in selected products in following section titled "We Face Patent Infringement Lagal Actions in Selected Products".

Discontinued Operations

     Management, upon approval of the Board of Directors, disposed all of the subsidiaries within our Battery Segment. As a result of this decision, the Battery Segment has been accounted for as discontinued operations for all periods presented.

     On January 27, 2000, we consummated the sale of substantially all of the assets of Tauber to Nexergy Tauber, Inc. ("NT"), a wholly owned subsidiary of Nexergy Inc. ("Nexergy"). As consideration for the sale, we received a cash payment of $1,005,894 on February 1, 2000 and a note in the amount of $519,708 due in 2005 with interest payments beginning upon the closing of the transaction and principal payments commencing during the first quarter of 2002. The principal amount of this note was subsequently reduced to $483,573 effective on March 15, 2000 to reflect a final valuation of transferred assets. The note is subject to upward adjustment during the first quarter of 2001 based on the valuation of certain inventory reserves. In March 2001 it was determined based on a full valuation provided by the purchaser to us, that no adjustment is required. In addition, NT assumed $705,669 of Tauber's liabilities. In a related transaction, NT entered into a sub-lease with the Company to occupy approximately 19,000 square feet of our leased facility in Escondido, California, which terminated in August 2000.

     On November 6, 2000, effective October 31, 2000, Battery Network, Inc. sold selective inventory and substantially all of its machinery and equipment, trade names and customer lists to Ohlin Sales Corp. for a total of $200,000 in cash and a note totaling $125,000. The note provides for twenty-four consecutive equal monthly payments of $5,655, including interest at 8% and principal starting on December 1, 2000 and ending on November 1, 2002. On December 16, 2000 the Company sold selected remaining inventory, and trade names related to Absolute Battery (a division and trade name of Battery Network principally involved in the laptop battery and accessories business) to Battery Universe for cash of $40,000 and a $10,000 note. The note, which was paid in full effective July 2001, provided for interest at 8% along with equal monthly principal payments commencing on January 1,2001 and ending on June 1, 2001. We retained accounts receivables, inventory and all outstanding liabilities as of October 31, 2000. Though we physically shut down the remaining Battery Network operation in January, 2001, it is still winding down any remaining administrative and financial affairs including, but not limited to, collection of small amounts of outstanding accounts receivable, and liquidation of any remaining liabilities. In June 2001, we effectuated an early termination of our existing lease obligation which was to run through January 31, 2002.

     We came to the conclusion to dispose of these operations as a result of a shrinking sales base and continued losses in this segment. After assessing the magnitude of the efforts that would be required to improve the profitability of this segment, we determined that our limited managerial and financial resources should be focused on continuing to enhance the business and profitability of the Wireless Products Segment.

MANAGEMENT

     In November 1998 and December 1998, our Board elected Kenneth Rickel and Christopher F. McConnell, respectively, to the Board of Directors to fill two of the vacancies. On December 17, 1998, Mr. Meehan resigned as Chairman of the Board of Directors and Mr. McConnell was elected as the new Chairman.

     On March 24, 1999, Messrs. Meehan and Sapp resigned from our Board of Directors and Barbara M. Henagan and Bradley T. MacDonald were elected by the Board to fill the vacancies created by the resignations.

     In November 1999, Kenneth Rickel's term as a member of our Board of Directors expired and Christopher C. Cole was subsequently elected by the Board to fill the resulting vacancy in February 2000.

     In November 2000, Robert Tauber's term as a member of our Board of Directors expired and remains vacant.

     Effective February 26,2002 Barbara M. Henagan resigned from our Board of Directors due to increased outside business commitments.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information.

     We wish to take advantage of the "safe harbor" provisions of the Act and are including this section in its Annual Report on Form 10-K in order to do so. Forward-looking statements also appear in other sections of this report. Statements that are not historical facts, including statements about management's expectations for fiscal year 2002 and beyond, are forward-looking statements and involve various risks and uncertainties. Factors that could cause the actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

WE MAY NOT SUCCESSFULLY OFFER ATTRACTIVE MERCHANDISE TO OUR CUSTOMERS.

     In order to meet our strategic goals, we must successfully locate and offer our customers new, innovative and high quality products. Our product offerings must be affordable, useful to the customer, well made, distinctive in design, and not widely available from other sources. We cannot predict with certainty that we will successfully offer products that meet these requirements in the future.

     In addition, we must offer our merchandise in sufficient quantities to meet the demands of our customers and deliver this merchandise to customers in a timely manner. We must be able to maintain sufficient inventory levels, particularly during peak selling seasons. Our future results may be affected if we are not successful in achieving these goals.

WE FACE CERTAIN RISKS ASSOCIATED WITH EXPANSION.

     We plan to continue to increase the number of retail outlets and Web sites operated by third parties in which our products are sold and to increase the sales volume on our own Web site in order to grow our revenues. Our ability to expand will depend in part on the following factors:

     o our ability to persuade retail stores to carry our products in their stores and Web sites;

     o    general economic conditions; and

     o    the availability of sufficient funds for expansion.


     We need to expand our management information systems and distribution systems to facilitate possible future expansion plans. If we are unable to grow our existing system, it may hinder future expansion efforts.

OUR WIRELESS ACCESSORIES BUSINESS LINE AND INTERNET RETAIL BUSINESS STRATEGY MAY NOT SUCCEED.

     In the past, we have tested new lines of business that have not always proven profitable, such as our Battery Segment. We continually examine and evaluate all revenue channels for profitability. We may decide to develop new business lines or to acquire additional businesses in the future, and we cannot predict whether such efforts will be successful. The failure of new business lines or acquisitions could hurt future results.

     We have embarked on efforts to reach our current customers and generate new customers through methods other than sales through retail stores. We are selling our products over the Internet through our own web site www.wirexgroup.com, Web sites operated by third parties and other interactive shopping media. Through not a significant part of our current or expected business, this is relatively a new business and marketing strategy for us and involves some risks and uncertainties. We may not succeed in achieving profitable operations in marketing our products over the Internet. Further, consumer use of the Internet as a medium for commerce is a recent phenomenon and is subject to a high level of uncertainty. The increased use of the Internet as a medium for commerce rises concerns regarding Internet security, reliability, pricing, accessibility and quality of service. If use of the Internet does not continue to grow, or grows at a slower rate than we anticipate, or if the necessary Internet infrastructure or complementary services are not developed to support effectively growth that may occur, our modest Internet retail business would be affected.

     Additionally, technology in the Internet retail business market changes rapidly. We may not be able to adapt quickly enough to changing customer requirements and preferences and industry standards. These changes and the emergence of new industry standards and practices could render our existing Web site obsolete. To succeed, we must enhance our Web site responsiveness, functionality and features, enhance its existing services, develop new services and technology and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

WE DEPEND ON OUR VENDORS.

     Our performance depends on our ability to purchase our products in sufficient quantities at competitive prices and on our vendors' ability to make and deliver high quality products in a cost effective, timely manner. Some of our smaller vendors have limited resources, production capacities and limited operating histories. We have no long-term purchase contracts or other contracts that provide continued supply, pricing or access to new products and any vendor or distributor could discontinue selling to us at any time. We cannot assure you that we will be able to acquire the products that we desires in sufficient quantities or on terms that are acceptable to us in the future. In addition, we cannot assure you that our vendors will make and deliver high quality products in a cost effective, timely manner. We may also be unable to develop relationships with new vendors. Also all products we purchase from vendors in the Far East must be shipped to our warehouses by freight carriers and we cannot assure you that we will be able to obtain sufficient capacity at favorable rates. Our inability to acquire suitable products in a cost effective, timely manner or the loss of one or more key vendors or freight carriers could have a negative impact on our business.

WE FACE CERTAIN RISKS RELATING TO CUSTOMER SERVICE.

     Any material disruption or slowdown in our order processing systems resulting from labor disputes, telephone down times, electrical outages, mechanical problems, human error or accidents, fire, natural disasters, or comparable events could cause delays in our ability to receive and distribute orders and may cause orders to be lost or to be shipped or delivered late. As a result, customers may cancel orders or refuse to receive goods on account of late shipments, which would result in a reduction of net sales and could mean increased administrative and shipping costs.

WE FACE RISKS ASSOCIATED WITH DISTRIBUTION.

     We conduct all of our distribution and packaging operations and Internet order processing fulfillment functions from one facility in Huntingdon Valley, Pennsylvania. Any disruption in the operations at the distribution center could have a negative impact on our business. In addition, we rely upon third party carriers for our product shipments. As a result, we are subject to certain risks, including employee strikes and inclement weather, associated with such carriers' ability to provide delivery services to meet our shipping needs.

WE FACE PATENT INFRINGEMENT LEGAL ACTIONS IN SELECTED PRODUCTS.

     We were notified in the fall of 2000 that certain of our products might have infringed the patents of an original equipment manufacturer (OEM). We have discontinued the sale of such products in question, and in early 2001 developed alternative products to meet our customer needs that we believe do not infringe.

     Several other distributors have either settled or are in the process of litigating similar claims with the OEM. We have outside counsel to assist us in resolving all financial issues relating to our sales prior to the discontinuance of alleged patent infringement. At this point, we are involved in the information discovery phase with the OEM, which hopefully will lead to a reasonable settlement of any and all outstanding issues.

     The amount of any claim is unknown at this time and management cannot reasonably assess our liability exposure. We believe that the possibility of an unfavorable outcome will not have a material adverse effect on our financial position.

WE EXPERIENCE INTENSE COMPETITION IN OUR MARKETS.

     We operate in a highly competitive environment. We principally compete with a variety of small distributors of cellular phone accessories that focus on a particular segment of the market, as well as a few single large distributors that offer a broad range of such products.

     Competition in the industry is based on maintenance of product quality, competitive pricing, delivery efficiency, customer service and satisfaction levels, maintenance of satisfactory dealer relationships and training programs, and the ability to anticipate technological changes and changes in customer preferences. No assurance can be given that any of our major suppliers (mostly located in the Far East) whose products we distribute or major cellular phone manufacturers will not acquire, startup, and or expand their own distribution systems to sell directly to commercial and retail customers.

     Further, the Internet retail business market is new, rapidly evolving and intensely competitive. We believe that the principal competitive factors in this market include brand recognition, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of Web site content, reliability and speed of fulfillment. We we expect to experience increased competition from online commerce sites that provide goods and services at or near cost, relying on advertising revenues to achieve profitability. As the online commerce market continues to grow, other companies may enter into business combinations or alliances that strengthen their competitive positions. Competition in the Internet retail business market likely will intensify.

WE MAY FAIL TO ANTICIPATE AND ADAPT TO CHANGING CONSUMER TRENDS.

     Our success depends on our ability to anticipate and respond to changing product trends and consumer demands in a timely manner. Our products must appeal to a broad range of consumers whose preferences cannot always be predicted with certainty and may change between sales seasons. If we misjudge either the market for our products or our customers' purchasing habits, our sales may decline or we may be required to sell its products at lower prices. This would result in a negative impact on our business.

POOR ECONOMIC CONDITIONS MAY HURT OUR BUSINESS.

     Certain economic conditions affect the level of consumer spending on our products, including, among others, the following:

     o    general business conditions;

     o    interest rates;

     o    tax law changes;

     o    consumer confidence in future economic conditions.

     Our business could be negatively impacted by a protracted recession or poor economic conditions and any related decline in consumer demand for discretionary items such as our products. Because we purchase merchandise from foreign entities, we are subject to risks resulting from fluctuations in the economic conditions in foreign countries. The majority of our foreign vendors and manufacturers are located in the Far East, and as a result, its business may be particularly impacted by changes in the political, social, legal, and economic conditions in the Far East. Additionally, foreign weather and product transportation problems could affect our ability to maintain adequate inventory levels and adversely affect its future results.

WE ARE DEPENDENT ON CERTAIN KEY PERSONNEL.

     Our success depends to a significant extent upon the abilities of our senior management. The loss of the services of any of the members of our senior management or of certain other key employees could have a significant adverse effect on its business. In addition, our performance will depend upon our ability to attract and retain qualified management, merchandising and sales personnel. There can be no assurance that the members of our existing management team will be able to manage the Company or our growth or that we will be able to attract and hire additional qualified personnel as needed in the future.

WE MUST SUCCESSFULLY RESPOND TO CHANGES IN THE RETAIL INDUSTRY.

     The United States retail industry, and the specialty retail industry in particular, are dynamic by nature and have undergone significant changes over the past several years. Our ability to anticipate and successfully respond to continuing challenges is critical to achieving our expectations.

WE COULD BE LIABLE FOR BREACHES OF SECURITY ON OUR WEB SITE AND THE WEB SITES OF OUR PARTNERS AND FRAUDULENT ACTIVITIES OF USERS OF OUR INTERNET PAYMENT SYSTEM.

     A fundamental requirement for electronic commerce is the secure transmission of confidential information over public networks. Although we have developed systems and processes to prevent fraudulent credit card transactions and other security breaches, failure to mitigate such fraud or breaches may have impact the on our financial results. The law relating to the liability of providers of online payment services is currently unsettled.

OUR COMMON STOCK PRICE IS VOLATILE.

     Our common stock was delisted from Nasdaq National Market in 2000 because we did not meet their listing requirements and currently trades on the Over the Counter Bulletin Board. The price of our common stock has experienced and is likely to experience in the future significant price and volume fluctuations, which could reduce the market price of the common stock without regard to our operating performance. We believe that among other factors, any of the risk factors outlined in the preceding paragraphs if realized, could cause the price of the common stock to fluctuate substantially.

ITEM 2. PROPERTIES

     All of our real properties are held under leases. The following table provides certain information concerning our leased properties:

                                                                                   APPROXIMATE            LEASE
                                                                                       AREA            EXPIRATION
OPERATION                        NATURE                      LOCATION                (SQ.FT.)              DATE
---------                        ------                      --------                --------              ----
Main Facility                 Warehouse and               Huntingdon Valley, PA          52,000            5/31/05
                                 Office                                                  13,100            3/31/05
Cliffco                   Office and warehouse(1)               Tampa, FL                18,800            8/01/04

(1) We, ceased operating out of this facility in December, 2001 and are actively pursuing alternatives including, but not limited to, locating an acceptable replacement tenant, to effect an early termination of the lease with a commensurate reduction in our related rent obligation. We have provided an allowance for possible termination of our obligation in our financial statements.

ITEM 3. LEGAL PROCEEDINGS

     Pursuant to a Management Agreement with Founders Management Services, Inc. ("Founders")(See Item 13. Prior Management), we paid Founders, for its origination and negotiating services in connection with the acquisitions of Battery Network and a loan facility, the sum of $240,000. We also issued to certain designees of Founders warrants to purchase 100,000 shares of our Common Stock at a price of $4.125 per share. Since June 1998 when Messrs. Haber and Teeger resigned as officers and directors of the Company, Founders has provided no services to us and we have not paid any fees to Founders. Although neither we nor Founders had formally terminated the Management Agreement, we believed that both parties have conducted themselves as if the Management Agreement had been terminated.

     In December 1999, Founders filed a lawsuit in the United States District Court for the Southern District of New York against us alleging that we owed Founders approximately $493,000 for a purportedly improper early termination of the Management Agreement. We settled in full all matters relating to this case with Founders in October, 2001 for a total of $228,000 of which $150,000 was paid shortly after settlement and the balance on January 15, 2002, with mutual releases issued and obtained by all concerned parties.

     We, from time to time, are a party to other litigation arising in the normal course of its business, most of which involves claims for amounts due of from merchandise or service purchased or merchandise sold to third parties We believe that none of these actions will have a material adverse effect on our financial condition or our results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our annual meeting of stockholders was held on September 10, 2001. The following are results of the voting on the proposals submitted to the stockholders at the annual meeting:

Proposal No. 1: Election of Directors.

The following individuals were elected as directors:

          NAME                         FOR          AGAINST
          ----                         ---          -------
Christopher F. McConnell            3,961,321       370,713
Stephen Rade                        3,961,321       370,713
Bradley T. MacDonald                3,961,321       370,713
Barbara M. Henagan                  3,961,321       370,713
Allan Kalish                        3,961,321       370,713
Christopher C. Cole                 3,961,321       370,713

There were no broker non-votes or abstentions or votes withheld with respect to this proposal.

Proposal No. 2: Proposal to ratify the appointment by our Board of Directors of BDO Seidman as the Company's independent auditors for the fiscal year ending December 31, 2001.

FOR:               3,968,359
AGAINST:             362,505
ABSTAIN:               1,170

There were no broker non-votes or abstentions or votes withheld with respect to the proposal.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock and Redeemable Common Stock Purchase Warrants started trading on the Nasdaq National Market (the "NMS") on April 8, 1996 under the symbol "BATS" and "BATSW", respectively. On March 20, 2000, as a result of a change of our name from Batteries Batteries, Inc. to Wireless Xcessories Group, Inc., our Common Stock began trading under the symbol "WIRX" and the Warrants under the symbol "WIRXW." The Warrants expired on April 8, 2000 in accordance with the Warrant agreement and are no longer actively traded. Effective, December 19, 2000, our Common Stock began trading on the Over The Counter Bulletin Board ("OTC") resulting from a delisting action taken by Nasdaq removing our securities from the NMS for failure to meet certain listing requirements. The following tables set forth the range of high and low closing prices for the quarters indicated for the Common Stock and Warrants on the NMS as reported by NMS for calendar year 2000 though December 18, 2000, and thereafter for the balance of calendar year 2000 and calendar year 2001 on the OTC.

                                COMMON STOCK              WARRANTS
                               ---------------        ---------------
2000                           HIGH        LOW        HIGH        LOW
----                           ----        ---        ----        ---
FIRST QUARTER                  5.00       2 7/16       1/4        1/8
SECOND QUARTER                3 6/16      1 2/16       3/16       1/16
THIRD QUARTER                 1 8/16       14/16       N/A        N/A
FOURTH QUARTER                1 5/16         .03       N/A        N/A

2001
----
FIRST QUARTER                   0.59        0.125      N/A        N/A
SECOND QUARTER                  0.52        0.34       N/A        N/A
THIRD QUARTER                   0.52        0.02       N/A        N/A
FOURTH QUARTER                  0.40        0.12       N/A        N/A

     The OTC prices reflect inter-dealer quotations, without retail mark-ups, markdowns or other fees or commissions, and may not necessarily represent actual transactions.

     There were 52 record holders of the Company's Common Stock as of March 1, 2002. A substantially larger number of beneficial owners hold such shares of Common Stock in depository or nominee form.

     No dividends have been paid on the outstanding shares of Common Stock. Our Revolving Credit, Term Loan and Security Agreement prohibit the payment of dividends on our Common Stock without the consent of the lender that is a party to that agreement. A discussion of this agreement can be found in Item 7 below.

     On April 23, 1999, we offered and sold a total of 389,732 shares of its Common Stock to Christopher McConnell, and Barbara Henagan, two directors of the Company respectively, as well as to two other related parties. Ms Henagan subsequently resigned her position as a Director as of February 26, 2002. The aggregate offering price for these shares was $498,800. This offering was made pursuant to an exemption from registration under Section 4(2) of the Securities act of 1933, as amended.

     0n January 11, 2001, our Board approved a stock buyback plan whereby we will repurchase a maximum of 500,000 shares of our Common Stock at a total cost not to exceed $250,000 through July 22, 2002. As of March 1, 2002, we have repurchased 86,000 shares at an average cost of $0.38 per share.

ITEM 6. SELECTED FINANCIAL DATA

INTRODUCTION

     The following table sets forth the selected financial data for Wireless Xcessories and its subsidiaries. The Income Statement Data includes the results of operations for us and each of our subsidiaries since their dates of acquisition (see Item 1 -- Business), except for Advanced Fox and Tauber, which are included for all periods presented. The subsidiaries within the Battery Segment (Tauber, Battery Network and Specific Energy) have been accounted for as discontinued operations. This information should be read in conjunction with the Consolidated Financial Statements and Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" that appear elsewhere in this document.

     The Selected Financial Data have been derived from the consolidated financial results for the years ended December 31, 1997 and 1998 audited by Deloitte & Touche LLP, and appear only in this section, for the years ended December 31, 1999 and 2000 audited by Arthur Andersen LLP, that appears elsewhere in this Report except for the 1999 Balance Sheet data which appears only in this section and 2001 audited by BDO Seidman, LLP, that appears elsewhere in this report.

                             SELECTED FINANCIAL DATA

                                                                              FISCAL YEAR ENDED DECEMBER 31,
                                                             ------------------------------------------------------------
                                                               1997         1998         1999         2000         2001
                                                             --------     --------     --------     --------     --------
                                                                         ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:

NET SALES                                                    $ 20,171     $ 24,852     $ 31,653     $ 30,128     $ 20,890
COST OF SALES                                                  12,352       13,776       16,034       15,440       12,446
                                                             --------     --------     --------     --------     --------
GROSS PROFIT                                                    7,819       11,076       15,619       14,688        8,444
                                                             --------     --------     --------     --------     --------
SELLING, GENERAL & ADMINISTRATIVE EXPENSES (1)                  6,674        8,906       11,558       13,010       11,179
INTEREST EXPENSE, NET                                             234          311          395          274          117
                                                             --------     --------     --------     --------     --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES             911        1,859        3,666        1,404       (2,852)
INCOME TAX EXPENSE                                                397          880        1,323          579           71
                                                             --------     --------     --------     --------     --------
INCOME (Loss) FROM CONTINUING OPERATIONS                          514          979        2,343          825       (2,923)

DISCONTINUED OPERATIONS:

INCOME (LOSS) FROM OPERATIONS (NET OF TAX BENEFIT
(PROVISION) OF, ($167), $1,259, $847, $188 and $0)                 55       (2,483)      (1,504)        (293)           0

ESTIMATED LOSS ON SALE OF SUBSIDIARIES (NET OF TAX
BENEFITS OF $0, $0,  $225, $187 and $0)                             0         (558)      (4,277)        (286)           0
                                                             --------     --------     --------     --------     --------
INCOME (LOSS) FROM DISCOUNTED OPERATIONS                           55       (3,041)      (5,781)        (579)           0
                                                             --------     --------     --------     --------     --------
NET INCOME (LOSS)                                                 569       (2,062)      (3,438)         246       (2,923)
PREFERRED STOCK DIVIDEND REQUIREMENTS                              15            0            0            0            0
                                                             --------     --------     --------     --------     --------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS        $    554     $ (2,062)    $ (3,438)    $    246       (2,923)
                                                             ========     ========     ========     ========     ========
NET INCOME (LOSS) PER SHARE OF COMMON STOCK (BASIC)
FROM CONTINUING OPERATIONS                                   $   0.11     $   0.21     $   0.47     $   0.16     $  (0.56)
                                                             ========     ========     ========     ========     ========
NET INCOME (LOSS) PER SHARE OF COMMON STOCK (BASIC)
FROM DISCONTINUING OPERATIONS                                $   0.01     $  (0.64)    $  (1.15)    $  (0.11)    $   0.00
                                                             ========     ========     ========     ========     ========
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON
STOCK HOLDERS (BASIC)                                        $   0.12     $  (0.43)    $  (0.69)    $    .05     $  (0.56)
                                                             ========     ========     ========     ========     ========
NET INCOME (LOSS) PER SHARE OF COMMON STOCK (DILUTED)
FROM CONTINUING OPERATIONS                                   $   0.11     $   0.21     $   0.46     $    .16     $  (0.56)
                                                             ========     ========     ========     ========     ========
NET INCOME (LOSS) PER SHARE OF COMMON STOCK (DILUTED)
FROM DISCONTINUING OPERATIONS                                $   0.01     $  (0.64)    $  (1.15)    $  (0.11)    $   0.00
                                                             ========     ========     ========     ========     ========
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON
STOCK HOLDERS (DILUTED)                                      $   0.12     $  (0.43)    $  (0.69)    $    .05     $  (0.56)
                                                             ========     ========     ========     ========     ========







BALANCE SHEET DATA:
                                          AS OF DECEMBER 31,
                       --------------------------------------------------------
                         1997        1998        1999        2000        2001
                       --------    --------    --------    --------    --------
WORKING CAPITAL        $ 16,178    $ 11,532    $  9,366    $  6,535    $  3,613
TOTAL ASSETS             24,531      21,320      16,685      13,939       7,218
LONG TERM DEBT           10,742       8,865       5,505       2,859       1,155
STOCKHOLDERS' EQUITY     11,730       9,668       6,718       7,092       4,138


(1) During the quarter ended September 30, 2001, the Company recognized an impairment of the remaining balance of its excess of cost over net assets acquired of $876,008. This impairment related to the significant deterioration of Cliffco of Tampa Bay, Inc.'s businness. What remained of Cliffco's operations were merged into Wireless Xcessories Group, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Year Ended December 31, 2001 ("2001") Compared to Year Ended December 31, 2000 ("2000")

     Net sales decreased by 30.7% or $9.2 million from $30.1 million in 2000 to $20.9 million in 2001. Sales were negatively affected by sluggish market demand for new cellular phones and its resultant effect on after market accessory sales, coupled with a continuing industry trend toward significantly lower pricing per accessory unit sold. These market factors, along with the loss of two major customers who filed to bankruptcy in year 2000 and reduced sales to other key customers, combined to more than offset our efforts to replace the lost volume and expand our customer base through selling and marketing strategies.

     Gross profit decreased by $6.3 million or 42.5% from $14.7 million in 2000 to $8.4 million in 2001 and as a percentage of sales from 48.8% to 40.4%. The decrease in gross profit percentage was due to additional incentives given to customers in the form of expanded volume allowances and discounts, changes in customer mix, lost business, price reductions to improve turns on slower moving inventory, partially offset by improved initial selling margins on selected new product and outbound freight reductions. In the fourth quarter of 2001 we took an additional $570,000 (2.7% of net 2001 sales) non-cash charge for a write down of discontinued excess inventory. This resulted from our effort to focus on targeted core products and the difficulties of moving older product in a sluggish and continued lower price market.

     Selling, general and administrative ("SG&A") expenses decreased $1.8 million, from $13.0 million in 2000 to $11.2 million in 2001, and as a percentage of sales increased from 43.2% in 2000 53.5% in 2001. A major part of the rise in SG&A as a percentage of sales is attributable to our recording of an impairment charge related to the excess of cost over assets acquired related to the Cliffco operation during the third quarter of 2001 of approximately $876,000 or 4.2% of 2001 net sales. In factoring out the impairment loss, operating expenses actually dropped by $2.7 million or 21% in comparing year 2000 to year 2001.The reduction in expenses was primarily a result of our continuous cost cutting program, aided by the consolidation of our warehouse, selling, accounting and most administrative functions (Cliffco consolidation and shut-down).This resulted in substantial reductions in such areas as professional fees, corporate expenses, office and warehouse supplies, telephone expense, warehouse, accounting and administrative personnel and insurance expense. The increase in the percentage of SG&A to net sales is a result of the one-time impairment loss and our not being able to reduce certain of our more fixed expenses, such as occupancy, to match the approximate 31% drop in sales experienced by us in 2001. Additionally, though warehouse labor was saved through consolidation, continued lower average prices per unit shipped and increased customized packaging and labeling to accommodate changes in our customer needs and product mix resulted in less overall average dollars shipped per warehouse employee.

     Interest expense, net of interest income, decreased $157,000 from $273,000 in 2000 to $116,000 in 2001 due to reduced bank borrowings under our Loan Facility resulting principally from, the downsizing of Battery Network's operation during 2000, and subsequent sale of most of its assets in the November-December period of 2000, interest income related to notes receivable realized in the Tauber sale, cash provided by operations, and lower effective interest rates. The weighted average interest rates in effect on average debt outstanding decreased from 8.69% in 2000 to 6.73% in 2001.

     Our effective income tax rate decreased from 41.2% of taxable income in 2000 to 2.5% of the taxable loss in 2001. The decrease is primarily attributable to a Company decision to set up a tax valuation allowance of $1,183,966 (41.5%) of the pre-tax loss which covers the amount of the net deferred tax asset. The tax expense relates primarily to the effects of state franchise taxes.

     Year Ended December 31, 2000 ("2000") Compared to Year Ended December 31, 1999 ("1999")

     Net sales decreased by 4.8% or $1.5 million from $31.7 million in 1999 to $30.1 million in 2000. The decrease in sales dollars and percentage was principally attributable to Cliffco which registered a decrease of $2.7 million (31.1%), offset in part by an increase of 2% or $520,000 at Advanced Fox. In addition, AccessorySolutions, which was formed in August 1999 but did not begin selling until October, 1999, increased sales of $575,000, of which approximately $467,000 is attributable to the first nine months of fiscal 2000. Cliffco experienced a large drop in its carrier business resulting from the loss of key sales personnel earlier in the year and aggressive competition for their business. Advanced Fox who increased sales 27.4% in 1999 compared to 1998, continued to generate new accounts through its strong telemarketing and good price /value relationship, but was negatively impacted by the bankruptcy filings of two of its largest customers in May, 2000 and November, 2000, and the overall industry trend toward lower prices.

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

     o Additional labor was utilized to handle increased customized packaging and labeling to accommodate changes in our customer needs and product mix and the sharply increased unit volume growth.

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

     Interest expense, net of the amounts allocated to discontinued operations and interest income, decreased $121,000 from $395,000 in 1999 to $273,000 in 2000 due to reduced bank borrowings under the Company's Loan Facility resulting principally from the sale of substantially all of Tauber's assets in January, 2000, the downsizing of Battery Network's operation during the year, and subsequent sale of most of its assets in November-December 2000, interest income related to notes receivable realized in the Tauber sale, and cash provided by operations, offset in part by increasing effective interest rates. The weighted average interest rates in effect on average debt outstanding increased from 7.30% in 1999 to 8.69% in 2000.

     Our effective income tax rate increased from 36.1% in 1999 to 41.2% in 2000. The increase is primarily attributable to the benefits obtained from refunds as a result of filing amended state tax returns in 1999.

NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board (FASB) finalized FASB Statements No. 141, "Business Combinations" ("SFAS 141"), and No.142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. SFAS 142 address financial accounting for acquired goodwill and other tangibles. It requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001. Currently, the Company has no goodwill and will assess how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations on future acquisitions.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The new guidance resolves significant implementation issues related to SFAS 121, "Accounting for the impairment of long lived assets to be disposed of." SFAS 144 is effected for fiscal years beginning after December 21, 2001. Currently, we are assessing but have not determined how the adoption of SFAS 144 will impact our financial position and results of operations.

CRITICAL ACCOUNTING POLICIES

     Financial Reporting Release No. 60, which was recently released by the Securities And Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our significant accounting accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements. The significant accounting policies that we believe are most critical to aid in fully understanding our reported financial results are the following:

     Inventories -- Inventories, which consist solely of finished goods, are carried at the lower of cost, determined on a first-in, first-out basis (FIFO), or market value. We periodically review our inventory for discontinued excess inventory as part of our effort to focus on targeted core products and the difficulties of moving older product in a sluggish and continued lower price market. We appropriately take non-cash charges for write-downs of discontinued or excess inventory to reflect its proper value.

     Revenue Recognition -- Revenue is recognized at the time of shipment. Revenue related to the web site vendor agreements at AccessorySolutions.com, Inc. are recognized ratably over the related contract period.

LIQUIDITY AND CAPITAL RESOURCES

     Our requirement for capital is to fund (i) sales growth and (ii) financing for acquisitions. Our primary sources of financing during 2001 and 2000 were cash flow from operations, equity issuances, the sale of substantially all of the assets of Tauber and Battery Network in January, 2000 and November-December, 2000, respectively, and bank borrowings.

     Our working capital as of December 31, 2001 was $3,612,920. Net cash provided by operating activities for the years ended December 31, 2001, 2000 and 1999 was $2,226,006, $2,724,948, and $3,663,331, respectively. In 2001, we showed a loss of cash from operations of $260,508 from our net loss of $2,922,686 as adjusted for non-cash items of depreciation and amortization of $589,874, net increase in deferred income tax of $701,974, bad debt provision of $401,196, write off of excess of cost over net assets acquired relating to the Cliffco operation of $876,008 and losses on disposition of property and equipment of $93,126.Cash provided from changes in assets and liabilities totaled $2,486,514 consisting of reductions in accounts receivable, inventory and prepaid expenses of $1,525,470, $3,088,666 and 280,938 respectively, offset by a federal income tax refund receivable of $582,751 and a net decrease in accounts payable and accrued expenses of $1,825,809.

     Our reduction in accounts receivable was mostly attributable to a decrease in sales during the fourth quarter of 2001 compared to the fourth quarter of 2000, and improved collection procedures. The reductions in inventory are primarily the result of reduced purchases in response to the deteriorated sales base, aggressive markdowns to move older inventory, write off of obsolete inventory and improved inventory turns.

     Net cash used in investing activities in 2001 of $70,804 was for capital expenditures of $ 141,212 net of principal payments related to the sale of Battery Network of $70,408. Net cash used in investing activities in 2000 of $62,745 was primarily for capital expenditures of $1,187,075 net of cash proceeds from the sale of substantially all of the assets of Tauber in January, 2000 and Battery Network in November and December, 2000 totaling $1,005,855 and $240,000, respectively. Capital expenditures in 2000 were primarily for automated labor saving packaging machines, automated shipping system, warehouse and office furniture, equipment, and improvements (We expanded warehouse capacity and relocated Advanced Fox headquarters in 2000). Net cash used by investing activities in 1999 of $755,883 was for capital expenditure consisting primarily of computer equipment and upgrades.

     Cash used in financing activities for the twelve months ended December 31, 2001 totaling $2,008,776 and was due to net debt repayments of $ 1,962,951, net payments of capital Lease debt of $14,202 and the cost of reacquiring company stock of $31,623. Cash used in financing activities for the twelve months ended December 31, 2000 totaling $2,652,451 and was principally due to $2,755,128 net payments in borrowings offset in part by net additions to capital lease debt of $24,714 and proceeds from the exercise of common stock options of $127,389. Cash used in financing activities for the twelve months ended December 31, 1999 was $2.9 million and represents the net payments under the Revolver Loan and Term Loan of $3,360,634, offset in part, by the receipt of $488,366 representing the net proceeds from the issuance of common stock under a private placement to two of our directors and related parties.

     We are party to a Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997, as subsequently amended (the "Loan Facility"), between IBJ Whitehall-Financial Group (formerly known as IBJ Schroder Bank & Trust Company), as Agent ("IBJ"), us and subsidiaries. The Loan Facility consists of a $3,000,000 Term Loan (the "Term Loan") payable in 35 monthly installments of $50,000 each, with the balance to be paid at maturity, and a Revolving Credit Facility (the "Revolver Loan") of up to $10,000,000 to be advanced at the rate of 80% of eligible accounts receivable and 50% of inventories. The Loan Facility is secured by a pledge of the assets of the Company and a pledge of the outstanding capital stock of our subsidiaries. On August 14, 2001 we entered into an amended credit agreement and at management's request , to reduce the revolving credit facility to $5,000,000 (less an undrawn availability of $800,000 to be maintained at all times) At the same time, the interest rate we pay to IBJ on its borrowings was increased to the sum of the alternate base rate (as defined) plus .75% with respect to domestic rate loans or the sum of the Eurodollar rate plus 2-1/2% with respect to Eurodollar rate loans. The term loan was paid in full effective with a final payment of $39,218 during June 2001. As of December 31, 2001, the principal amount outstanding of the Revolver Loan is $1,114,864.

     The Loan Facility, as amended, contains certain covenants that include maintenance of certain financial ratios, maintenance of minimum levels of EBITA (earnings before interest, taxes and depreciation), maximum levels of capital expenditures, minimum levels of borrowing availability as well as other affirmative and negative covenants. At December 31, 2001, we were not in compliance with one of these covenants. On March 21, 2002, we entered into an amended credit agreement whereby the non-compliance at December 31, 2001 was waived and new financial covenants were negotiated through December 31, 2002, which reflect our current projections. As part of the agreement our advance rate for borrowing on eligible inventory was lowered from 50% to 40%. Additionally, the Loan Facility was extended for an additional one year period through January 7, 2004 and new financial covenants were negotiated through December 31, 2003, which reflect our current projections.

     Based upon its present plans, management believes that operating cash flow, available cash and available credit resources will be adequate to make the repayments of indebtedness described herein, to finance the stock repurchase program, to meet the working capital cash needs of the Company and to meet anticipated capital expenditure needs during the 12 months ending December 31, 2002. Although we would like to issue shares of common stock as our primary method of financing acquisitions, we anticipate that additional funds may be required to successfully implement any acquisition program, and will use various methods to finance acquisitions, including raising new equity capital. There is no guarantee that such equity or alternative financing will be available to us in the future. 18

COMMITMENTS:

     We lease various types of warehouse and other space and equipment, furniture and fixtures under noncancellable operating lease agreements, which expire at various dates. Certain leases for warehouse and other space contain rental escalation clauses based on the Consumer Price Index. Future minimum lease payments under noncancellable operating leases for the years ending December 31 are as follows:

     2002                              $   537,196
     2003                                  541,524
     2004                                  322,542
     2005 and thereafter                    32,370
                                       -----------
     Total                             $ 1,433,632
                                       ===========

     During 2000, we entered into certain capital leases for equipment and office furniture. Total future lease payments under these lease obligations are $64,129, and $33,603 and $7,014 in 2002, 2003 and 2004 respectively.

SEASONALITY AND INFLATION

     Traditionally our net sales typically rise by a couple of percentage points of sales in each calendar quarter, starting with the quarter ending June 30.

     The impact of inflation on the our operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the our operating results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk -- Our only financial instruments with market risk exposure are revolving credit borrowings and variable rate term loans, which totaled $1,114,864 at December 31, 2001. Based on this balance, a change of one percent in the interest rate would cause a change in interest expense of approximately $11,149 or $0.02 per share.

     These instruments were not entered into for trading purposes and carry interest at a pre-agreed upon percentage point spread from one of several designated base rates. Our objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

     Foreign Currency Risk - We do not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements with international customers and suppliers are denominated in U.S. dollars. We purchase over 60% of our products from manufacturers located overseas, principally in the Far East. The depreciation of the U.S. dollar against the major Asian currencies could, therefore, cause an increase in the cost of our products and adversely affect our results of operations or financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our audited financial statements appear beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On April 17, 2001, the Company engaged the accounting firm of BDO Seidman, LLP as independent public accountants for the fiscal year ended December 31, 2001 replacing Arthur Andersen LLP, as the current auditors. As of December 31, 2001, there are changes in and disagreements with BDO Seidman, LLP nor Arthur Anderson, LLP on accounting and financial disclosure.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth as of March 1, 2002, the name of each of our directors and executive officers, his or her principal occupation and the nature of all positions and offices with us held by him or her. Our directors will hold office until the next Annual Meeting of Stockholders.

                                                                         FIRST
                                                                         BECAME
NAME                          AGE                 OFFICE                DIRECTOR
----                          ---                 ------                --------
Christopher F. McConnell       48         Chairman of the Board           1998
Stephen Rade                   64       President, Chief Executive        1996
                                           Officer and Director
Ronald E. Badke                56        Chief Financial Officer          1995
                                              and Secretary
Allan Kalish                   76                Director                 1998
Christopher C. Cole            46                Director                 2000
Bradley T. MacDonald           54                Director                 1999


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

     Mr. Rade has been our President and Chief Executive Officer since June 1998. From 1996 until June 1998, he was Executive Vice President of the Company. He has been a director since April 1996. He has been the President, Chief Executive Officer and a director of Advanced Fox Antenna, Inc. since he founded that company in 1990.

     Mr. Badke has been our Chief Financial Officer since November 1995 and Secretary since March 1999. He was a Senior Vice President and the Chief Financial Officer of Shoe Town Inc. from 1984 through September 1994, positions he later held (September to November 1995) with Natures Elements. Mr. Badke, a certified public accountant, had been a consultant from October 1994 through August 1995.

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

     Mr. MacDonald was elected a director in March 1999. He is the Chairman of the Board and Chief Executive Officer of HealthRite, a position he has held since January 1998. Prior thereto, he was appointed as Program Director of the U.S. Olympic Coin Program of the Atlanta Centennial Olympic Games. Mr. MacDonald previously was employed by HealthRite as its Chief Executive Officer from September 1996 to August 1997. From 1991 through 1994, Mr. MacDonald was Deputy Director and Chief Financial Officer of the Retail, Food and Hospitality and Recreation Business for the United States Marine Corps.

     Mr. Cole was elected as a director in February 2000. He is currently the CEO of Intelligrated, Inc. since June of 2001. From April 2000 to June 2001 Mr. Cole served as President of Cole Consulting. Until the acquisition of Pinnacle Automation by FKI, Plc. in early 2000, Mr. Cole was employed by Pinnacle Automation as its Chief Operating Officer and served as a director of Pinnacle Automation as its Chief Operating Officer and served as a director of Pinnacle Automation since June 1997 and as Executive Vice President from March 1994 to June 1997. Mr. Cole served as Vice President of Cincinnati Milacron, from 1987 through March of 1994.

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

     To the best of our knowledge, based solely on a review of the copies of such reports furnished to us and written representations with respect to the year ended December 31, 2001, our officers, directors and greater than ten percent shareholders were in compliance with all applicable Section 16(a) filing requirements, except Stephen Rade, our Chief Executive Officer, President and a director, who inadvertently failed to file reports on Forms 4 during the year ended December 31, 2001 in connection with thirty-nine transactions. All transactions were accounted for as purchases and were reported on a year end Form 5 filing.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth for the years ended December 31, 2001, 2000, and 1999; the compensation for services rendered in all capacities to the Company and subsidiaries by the Chief Executive Officer and the Company's other executive officer for the year ended December 31, 2001.

                           SUMMARY COMPENSATION TABLE

                                            SUMMARY COMPENSATION TABLE
                                            --------------------------
NAME AND PRINCIPAL POSITION                 YEAR               SALARY
---------------------------                 ----               -------
Stephen Rade                                2001               198,000
Chief Executive Officer                     2000               198,000
President and Director                      1999               398,000 (1)

Ronald E. Badke                             2001               135,000
Chief Financial Officer and                 2000               135,000
Secretary                                   1999               135,000

(1)  Includes a bonus of $200,000 earned in 1999 and paid in 2000.

EMPLOYMENT AGREEMENTS

     The employment agreements between the Company and each of Messrs. Rade and Badke terminated on April 1998 and March 1999, respectively.

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

     The following table sets forth the details as the options held at the end of the year December 31, 2001 by the executive officers set forth in the Summary Compensation Table. Mr. Rade and Mr. Badke were not granted options under the Plan during the year 2001.

                          FISCAL YEAR END OPTION VALUES

                           NUMBER OF SHARES UNDERLYING
                         UNEXERCISED OPTIONS AT FISCAL
                                   YEAR END (1)
                         ---------------------------------
NAME                     EXERCISABLE         UNEXERCISABLE
----                     -----------         -------------
Stephen Rade               25,000                  0
Ronald E. Badke            45,000               12,000

(1) The exercise price of all outstanding options at December 31, 2001 was greater than the market value of the shares covered by those options.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 1, 2002, as supplied to the Company, regarding the beneficial ownership of the Common Stock by all persons known to the Company who own more than 5% of the outstanding shares of the Company's Common Stock, each director of the Company, each executive officer of the Company named in the Summary Compensation Table included elsewhere in this report and all executive officers and directors as a group. Unless otherwise indicated, based on information provided to the Company by the directors, executive officers and principal shareholders, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

                                        NUMBER OF SHARES
NAME*                                 BENEFICIALLY OWED (1)       PERCENTAGE (2)
-----                                 ---------------------       --------------
Christopher F. McConnell (3)                 186,067                    3.6%
Stephen Rade (4)                           1,050,000                   20.1%
Ronald E. Badke (5)                           33,000                     -- **
Christopher C. Cole (6)                       55,312                    1.1%**
Allan Kalish (7)                              60,500                    1.2%**
Bradley T. MacDonald (9)                      22,000                     --**
Directors and Officers as a group          1,406,879                   26.9%
(6) persons)(9)

* The business address of each shareholder named in this table, is Wireless Xcessories Group, Inc., 1840 County Line Road, Huntingdon Valley, PA 19006.
**   Less than 1%.
(1) For purposes of this table, a person or group is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within 60 days.

(2) Percentage ownership is based on 5,222,080 shares of Common Stock outstanding on March 1, 2002. For purposes of computing the percentage of outstanding shares held by each such person or group of persons named above, any security which such person or group of persons has the right to acquire within 60 days is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
 (3) Includes exercisable options to purchase 30,000 shares.
 (4) Includes exercisable options to purchase 25,000 shares.
 (5) Includes exercisable options to purchase 33,000 shares.
 (6) Includes exercisable options to purchase 28,000 shares.
 (7) Includes exercisable options to purchase 53,000 shares.
 (8) Includes exercisable options to purchase 22,000 shares.
 (9) Includes exercisable options to purchase 191,000 shares.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We lease certain office space in Pennsylvania from an affiliate of our current Chief Executive Officer Stephen Rade. The lease expired on December 31, 1999 and was on a month-to-month basis until the mutually agreed termination date of April 30, 2000. Rent, expense related to this lease was $0, $76,000 and $76,000 in 2001, 2000 and 1999, respectively.

     Rental payments under the lease for the twelve months ended December 31, 2001, 2000 and 1999 were $0, $25,704 and $76,462, respectively.

     We employ Susan Rade, wife of Stephen Rade, current CEO, as the highest volume sales person with certain administrative functions. In this role, Mrs. Rade earns the bulk of her compensation as part of our sales incentive commission programs earning $253,760.14, $329,981.06, and $439,062.98 in the twelve months December 31, 2001, 2000 and 1999, respectively, including draws, commission and a $30,000 salary for administrative duties.

PRIOR MANAGEMENT

     Messrs. Warren H. Haber, the former Chairman of the Board, and John L. Teeger, the former Vice President, Secretary and Director of the Company, were the sole stockholders, officers and directors of Founders. Pursuant to the Management Agreement between Founders and us dated as of June 6, 1995, as subsequently amended, Founders was to provide advice and consultative services regarding management, overall strategic planning, acquisition policy, relations with commercial and investment banking institutions, and stockholder matters to or on behalf us. In addition to an annual base fee of $150,000 and a fee based on our profits, Founders was entitled to receive originating fees with respect to acquisitions or financings for which it performed originating services.

     In February 1998, the Management Agreement was revised by mutual consent to, among other things, eliminate the origination and incentive fee provisions of the original agreement. The revised agreement thereby limited fees that were payable to Founders to an annual fee of $150,000, payable monthly.

     In addition to an annual fee, Founders was issued five year warrants to purchase 100,000 shares of our Common Stock, at a price of $4.125 per share. These warrants expired on January 7, 2002.

     Since May 1998, when Messrs. Haber and Teeger resigned as officers and directors of the Company, Founders has provided no services to the Company and the Company has not paid any fees to Founders. Although neither us nor Founders has formally terminated the Management Agreement, both parties have acted as if the Management Agreement has been terminated. Founders have initiated a lawsuit against us with respect to this Management Agreement. In a lawsuit filed in November 1999, Founders alleged that we improperly repudiated this Management Agreement and is sought damages. In March 2000, we filed an answer to the lawsuit and asserted counterclaims against Founders related to the Management Agreement. In October 2001 we settled in full all matters relating to this lawsuit, effectively ending any Founders current or future claims relating to the Management Agreement.

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

EXHIBIT
NUMBER
-------
 3.1      Certificate of Incorporation of Company and amendments thereto*

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

 10.12 Waiver and Amendment to Revolving Credit, Term Loan and Security Agreement dated March 30, 2001 by and among the Company, certain of its affiliates and IbJ Schroder Bank & Trust Company (Incorporated herein by reference to exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

 10.13 Waiver and Amendment to Revolving Credit, Term Loan and Security Agreement dated August 14, 2001 by and among the Company, certain of its affiliates and IbJ Schroder Bank & Trust Company (Incorporated herein by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

 10.14 Waiver and Amendment to Revolving Credit, Term Loan and Security Agreement dated November 14, 2001 by and among the Company, certain of its affiliates and IbJ Schroder Bank & Trust Company (Incorporated herein by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

 10.15 Waiver and Amendment to Revolving Credit, Term Loan and Security Agreement dated March 21, 2002 by and among the Company, certain of its affiliates and IbJ Schroder Bank & Trust Company

 10.16 Asset Purchase Agreement dated Jan 26, 2000 with respect to the sale of substantially all of the assets of Tauber Electronics, Inc.******

 10.17 Agreement and Plan of Merger dated February 28, 2001, by and among Wireless Xcessories Group, Inc., Accessory Solutions.com Inc., Advanced Fox Antenna, Inc. and Cliffco of Tampa Bay.

 10.18 Waiver and Amendment to Revolving Credit, Term Loan and Security Agreement dated March 30, 2001 by and among the Company, certain of its affiliates and IBJ Schroder Bank & Trust Company

 10.19    Form of Warrant issued to each of Warren H. Haber and John L. Teeger**

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

                                       WIRELESS XCESSORIES GROUP, INC.

                                       By: /s/ Stephen Rade
                                           ----------------------------------
                                           Stephen Rade
                                           Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.


            NAME                                      TITLE                            DATE
            ----                                      -----                            ----
/s/ Christopher F. McConnell        Chairman of the Board                          April 1, 2002
-----------------------------
    Christopher F. McConnell

/s/ Ronald E. Badke                 Chief Financial Officer and                    April 1, 2002
-----------------------------       Secretary (principal financial officer)
     Ronald E. Badke

/s/ Stephen Rade                    Chief Executive Officer,                       April 1, 2002
-----------------------------       President and Director
     Stephen Rade                   (principal executive officer)

/s/ Allan Kalish                    Director                                       April 1, 2002
-----------------------------
    Allan Kalish

/s/ Christopher C. Cole             Director                                       April 1, 2002
-----------------------------
    Christopher C. Cole

/s/ Bradley T. MacDonald            Director                                       April 1, 2002
-----------------------------
    Bradley T. MacDonald

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE



                                                                    PAGE
                                                                    ----
REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                 F-2

CONSOLIDATED BALANCED SHEETS                                        F-4

CONSOLIDATED STATEMENTS OF OPERATIONS                               F-5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                     F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS                               F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          F-9


CONSOLIDATED SUPPORTING SCHEDULE FILED:

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES        S-1

     All other schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or in the Notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Wireless Xcessories Group, Inc.:

     We have audited the accompanying consolidated balance sheet of Wireless Xcessories Group, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders equity and cash flows for the year then ended. We have also audited the schedule listed in the index on page F-1 of this form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Xcessories Group, Inc. and subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the schedule presents fairly, in all material respects, the information set forth therein.

BDO SEIDMAN, LLP

Philadelphia, Pennsylvania
March 21, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Wireless Xcessories Group, Inc.

We have audited the accompanying consolidated balance sheet of Wireless Xcessories Group, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Xcessories Group, Inc. and subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

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

ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
March 30, 2001

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                          DECEMBER 31
                                                                 ------------------------------
                                                                     2001              2000
                                                                 ------------      ------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                        $    647,495      $    501,069
Accounts receivable (net of allowance for doubtful
  accounts of $431,577 and $263,276, respectively)                  2,132,208         4,022,533
Inventories                                                         1,807,459         4,896,125
Prepaid expenses and other current assets                             160,972           401,789
Income tax refund receivable                                          582,751                --
Current deferred income taxes                                              --           701,974
Current maturities of Notes Receivable                                207,529                --
                                                                 ------------      ------------
Total current assets                                                5,538,414        10,523,490
PROPERTY AND EQUIPMENT--Net                                         1,219,990         1,720,963
EXCESS OF COST OVER NET ASSETS ACQUIRED
   (net of accumulated amortization of
    $0 and $153,814, respectively)                                         --           907,508
OTHER ASSETS                                                          459,898           787,271
                                                                 ------------      ------------
Total assets                                                     $  7,218,302      $ 13,939,232
                                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt                                $     56,796      $    329,896
Bank overdraft                                                        185,965           397,996
Accounts payable                                                      418,917         1,107,469
Net liabilities of discontinued operations                            103,000           463,713
Accrued payroll and related benefits                                  139,213           446,810
Amounts due to officer                                                273,897           347,811
Rent and related obligations                                          163,885                --
Other accrued expenses                                                583,821           894,368
                                                                 ------------      ------------
Total current liabilities                                           1,925,494         3,988,063
                                                                 ------------      ------------

LONG-TERM DEBT                                                      1,154,944         2,858,996
                                                                 ------------      ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred Stock, par value $.001, 1,000,000 shares authorized,
   no shares issued or outstanding                                         --                --
Common stock, par value $.001, 10,000,000 shares authorized,
   5,222,080, issued                                                    5,222             5,222
Additional paid-in capital                                         11,331,106        11,331,106
Accumulated deficit                                                (7,166,841)       (4,244,155)
Treasury stock at cost 78,000 shares as of December 31, 2001          (31,623)               --
                                                                 ------------      ------------
Total stockholders' equity                                          4,137,864         7,092,173
                                                                 ------------      ------------
Total liabilities and stockholders' equity                       $  7,218,302      $ 13,939,232
                                                                 ============      ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          FOR THE YEARS ENDED DECEMBER 31
                                                                 ------------------------------------------------
                                                                     2001              2000              1999
                                                                 ------------      ------------      ------------

Net Sales                                                        $ 20,890,284      $ 30,128,028      $ 31,652,681
Cost of sales                                                      12,446,317        15,440,512        16,034,150
                                                                 ------------      ------------      ------------

Gross profit                                                        8,443,967        14,687,516        15,618,531


Selling, general and administrative expenses                       11,179,715        13,009,812        11,557,821

Interest expense, net                                                 116,172           273,452           394,893
                                                                 ------------      ------------      ------------

(Loss) income from continuing operations before income taxes       (2,851,920)        1,404,252         3,665,817
Income tax expense                                                     70,766           579,036         1,322,917
                                                                 ------------      ------------      ------------

(Loss) income from continuing operations                           (2,922,686)          825,216         2,342,900
                                                                 ------------      ------------      ------------

DISCONTINUED OPERATIONS:
Loss from operations (net of tax benefit of $0, $187,548,
And $847,186 , respectively                                                --          (293,344)       (1,504,077)
Estimated loss on sale of subsidiaries (net of tax benefit
of $0, 186,900, and $225,140, respectively)                                --          (285,296)       (4,277,178)
                                                                 ------------      ------------      ------------
(Loss) from discontinued operations                                        --          (578,640)       (5,781,255)
                                                                 ------------      ------------      ------------
Net (loss) income                                                $ (2,922,686)     $    246,576      $ (3,438,355)
                                                                 ============      ============      ============
(Loss) earnings per common share--Basic:
   (Loss) income from continuing operations                      $      (0.56)     $       0.16      $       0.47
   Loss from discontinued operations                                       --             (0.11)            (1.15)
                                                                 ------------      ------------      ------------
   Net (loss) income                                             $      (0.56)     $       0.05      $      (0.68)
                                                                 ============      ============      ============

   (Loss) earnings per common share--Diluted:
   (Loss) income from continuing operations                      $      (0.56)     $       0.16      $       0.46
   Loss from discontinued operations                                       --             (0.11)            (1.15)
                                                                 ------------      ------------      ------------
   Net (loss) income                                             $      (0.56)     $       0.05      $      (0.69)
                                                                 ============      ============      ============





                   The accompanying notes are an integral part of these consolidated financial statements.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                               RETAINED
                                    COMMON STOCK          ADDITIONAL      EARNINGS          TREASURY STOCK
                                --------------------       PAID-IN      (ACCUMULATED     --------------------
                                 SHARES      AMOUNT        CAPITAL         DEFICIT)        SHARES     AMOUNT         TOTAL
                                ---------   --------     -----------     -----------     ---------   --------     -----------
BALANCE, JANUARY 1, 1999        4,743,000   $  4,743     $10,715,830     $(1,052,376)           --   $     --     $ 9,668,197
Issuance of Common stock          389,732        390         487,976              --            --         --         488,366
Net loss                               --         --              --      (3,438,355)           --         --      (3,438,355)
                                ---------   --------     -----------     -----------     ---------   --------     -----------
BALANCE, DECEMBER 31, 1999      5,132,732      5,133      11,203,806      (4,490,731)           --         --       6,718,208
Option exercises                   89,348         89         127,300              --            --         --         127,389
Net Income                             --         --              --         246,576            --         --         246,576
                                ---------   --------     -----------     -----------     ---------   --------     -----------
BALANCE, DECEMBER 31, 2000      5,222,080      5,222      11,331,106      (4,244,155)           --         --       7,092,173
Stock repurchased                      --         --              --              --        78,000    (31,623)        (31,623)
Net (loss)                             --         --              --      (2,922,686)           --         --      (2,922,686)
                                ---------   --------     -----------     -----------     ---------   --------     -----------
BALANCE, DECEMBER 31, 2001      5,222,080   $  5,222     $11,331,106     $(7,166,841)       78,000   $(31,623)    $ 4,137,864
                                =========   ========     ===========     ===========     =========   ========     ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE YEARS ENDED DECEMBER 31
                                                          ------------------------------------------------
                                                              2001              2000              1999
                                                          ------------      ------------      ------------
OPERATING ACTIVITIES:

Net income (loss)                                         $ (2,922,686)     $    246,576      $ (3,438,355)
Adjustments to reconcile net income
(loss) to net cash provided
by operating activities:
   Depreciation and amortization                               589,874           765,545           888,271
   Provision for doubtful accounts                             401,196           669,565           402,153
   Deferred income taxes (benefit)                             701,974           (26,782)         (165,183)
   Estimated loss on sale of subsidiaries                           --           472,196           562,848
   Impairment of excess cost over net assets acquired          876,008                --         3,939,470
   Loss on disposition of equipment                             93,126                --                --

Changes in assets and liabilities,
net of effects from dispositions:

   Accounts receivable                                       1,525,470         1,311,486            98,586
   Inventories                                               3,088,666         1,116,857         1,556,752
   Income tax refund                                          (582,751)          566,633                --
   Prepaid expenses and other assets                           280,938          (126,885)         (375,415)
   Accounts payable and accrued expenses                    (1,825,809)       (2,270,243)          194,204
                                                          ------------      ------------      ------------
Net cash provided by operating activities                    2,226,006         2,724,948         3,663,331
                                                          ------------      ------------      ------------

INVESTING ACTIVITIES:

Purchases of property and equipment, net                      (141,212)       (1,187,075)         (755,883)
Proceeds from sale of subsidiaries                                  --         1,245,000                --
Principal payment received on note receivables                  70,408             4,820                --
                                                          ------------      ------------      ------------
Net cash (used in) provided by investing activities            (70,804)           62,745          (755,883)
                                                          ------------      ------------      ------------
FINANCING ACTIVITIES:

Payments on capital lease obligation                           (14,202)          (24,714)               --
Repurchase of common stock                                     (31,623)               --                --
Issuance of common stock                                            --           127,389           488,366
Net payments on borrowings                                  (1,962,951)       (2,755,126)       (3,360,634)
                                                          ------------      ------------      ------------
Net cash used in financing activities                       (2,008,776)       (2,652,451)       (2,872,268)
                                                          ------------      ------------      ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                      146,426           135,242            35,180

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                   501,069           365,827           330,647
                                                          ------------      ------------      ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                    $    647,495           501,069           365,827
                                                          ============      ============      ============




                                                                    FOR THE YEARS ENDED DECEMBER 31
                                                          ------------------------------------------------
                                                              2001              2000              1999
                                                          ------------      ------------      ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during year for:
Interest                                                  $    179,680      $    353,924      $    606,500
Income taxes                                                   142,854           590,758           378,843
                                                          ------------      ------------      ------------

                   The accompanying notes are an integral part of these consolidated financial statements.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Business Description -- Wireless Xcessories Group, Inc. and its subsidiaries (collectively, the "Company") are engaged in the distribution of batteries, battery accessories, cellular accessories and components in the United States. During the fourth quarter of 1999, the Company began selling products via a newly created e-commerce subsidiary, AccessorySolutions.com, Inc. On March 13, 2001, former subsidiaries of Wireless Xcessories Group, Inc, Advanced Fox Antenna, Inc., Cliffco of Tampa Bay, Inc. and AccessorySolutions.com, Inc. entered into an Agreement to combine and merge with Wireless Xcessories Group, Inc., the surviving Company.

     Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions have been eliminated.

     Reclassification -- Certain prior year amounts have been reclassified to conform to current year presentation.

     Cash Equivalents -- The Company considers all highly liquid investments with a maturity date of three months or less from the date of purchase to be cash equivalents.

     Concentration of Risk -- The Company utilizes its excess cash to reduce its bank borrowings. The Company has not experienced any losses on its cash accounts or short-term investments. The Company sells its products to commercial businesses and retail consumers. Through its continuing relationships with these customers, the Company performs credit evaluations and generally does not require collateral. The Company maintains a reserve for potential credit losses. Except for a write off of approximately $300,000 resulting from a large customer filing Chapter 7 bankruptcy in 2000, such credit losses have been minimal. No single customer accounted for greater than 10% of consolidated net sales during any of the years presented.

     In 2001, the Company purchased approximately 44% of its products from one Far East supplier and one domestic supplier with each vendor accounting for 22%.

     Inventories -- Inventories, which consist solely of finished goods, are carried at the lower of cost, determined on a first-in, first-out basis (FIFO), or market value.

     Property and Equipment -- Property and equipment are stated at cost. Additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation and amortization of property and equipment is calculated under the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives are five to seven years for furniture and fixtures and three to ten years for machinery and equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of their leases. Depreciation and amortization expense was $549,059, $561,953 and $368,505 in 2001, 2000 and 1999, respectively, and is included in selling, general and administrative expense in the consolidated statements of operations.

     Other Assets - Other assets consist of the Long-term portion of Notes Receivable received in connection with the disposition of the Battery Segment Companies (See Note 2), as well as, purchased software and refundable deposits.

     Excess of Cost Over Net Assets Acquired -- The excess of cost over net assets acquired prior to September 30, 2001, was amortized on a straight-line basis over twenty-five years. The carrying value of the excess cost over net assets acquired is periodically reviewed to determine whether an impairment existed. This review was based on comparing the carrying amounts to the undiscounted estimated cash flows before interest charges from operations over the remaining amortization period. During the quarter ended September 30, 2001, the Company recognized an impairment loss of the remaining balance of its excess of cost over net assets acquired of $876,008. This impairment related to the significant deterioration of Cliffco of Tampa Bay, Inc's business. What remained of Cliffco's operations were merged into the Wireless Xcessories Group. Previously in 1999 the Company had recognized impairment loss of $3,939,470 related to Battery Network, Inc. as a result of the decision to exit the Battery Segment(see Note 2).

     Revenue Recognition -- Revenue is recognized at the time of shipment. Revenue related to web site vendor agreements at AccessorySolutions.com, Inc. is recognized ratably over the related contract period.

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

     The results of operations for the Battery Segment have been classified as discontinued operations for all periods presented in the consolidated statements of operations and balance sheets. Discontinued operations have not been segregated in the accompanying consolidated statements of cash flows, and, therefore, amounts of certain captions will not agree with the respective consolidated statements of operations. Net sales for the Battery Segment were $0, $3,397,208 and $16,137,635 for the years ended December 31, 2001, 2000 and
1999, respectively.

     The Company allocated interest not specifically associated with any segment based upon a ratio of net tangible assets. Interest expense allocated to discontinued operations was $0, $50,000 and $256,000 in 2001, 2000 and 1999, respectively.

     Earnings Per Share -- Basic earning per share (EPS) is computed using the weighted average number of common shares outstanding for the period while diluted EPS is computed assuming conversion of all dilutive securities such as options. Included below is a reconciliation of shares for the basic and diluted EPS computations.

                                                     2001           2000           1999
                                                  ----------     ----------     ----------
Basic EPS Shares                                   5,185,089      5,193,731      5,013,537

Dilutive effect of stock options and warrants             --         60,598         38,213
                                                  ----------     ----------     ----------
Diluted EPS Shares                                 5,185,089      5,254,329      5,051,750
                                                  ==========     ==========     ==========

     Options to purchase 315,612, 112,960 and 130,532 shares with exercise prices ranging from $.37 to $5.00 and warrants to purchase 100,000, 100,000 and 2,400,000 shares with exercise prices ranging from $4.13 to $5.00 were outstanding at December 31, 2001, 2000 and 1999, respectively, but were not included in the computation of diluted EPS because the option's exercise price was greater than the average market price of the common shares.

     Disclosures About Fair Value of Financial Instruments -- The carrying value of cash, cash equivalents, investments, and long-term debt approximates their respective fair values.


     Employee Stock Options -- The Company applies Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," which recognizes compensation costs based on the intrinsic value of an equity instrument.

     The Company has applied APB No. 25 to its stock compensation awards to employees and has disclosed the required pro forma effect on net income (loss) per share in accordance with the provisions of SFAS No.123, "Accounting for Stock-Based Compensation" (See Note 5).

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

NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board (FASB) finalized FASB Statements No. 141, "Business Combinations" ("SFAS 141"), and No.142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. SFAS 142 address financial accounting for acquired goodwill and other tangibles. It requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001. Currently, the Company has no goodwill and will assess how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations on future acquisitions.

     In August 2001, the FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The new guidance resolves significant implementation issues related to SFAS 121. "Accounting for the impairment of long lived assets to be disposed of." SFAS 144 is effected for fiscal years beginning after December 21, 2001. Currently, the Company is assessing but has not determined how the adoption of SFAS 144 will impact its finanicial position and results of opearation.

2.   ACQUISITIONS AND DIVESTITURES:

     Effective January 1, 1997, the Company acquired the business and related assets of Battery Network, Inc. and affiliated companies ("Battery Network"), which operated principally in California. The purchase price was approximately $11.2 million including transaction cost. The Battery Network acquisition agreement also provided the sellers with contingent consideration through a certain subsequent period. Such additional consideration was not earned.

     In accordance with the decision to exit the Battery Segment (see Note 1 -- Discontinued Operations), the Company evaluated the net realizable value of net assets of the Battery Network business. In connection with this evaluation, the Company determined that the unamortized excess of cost over net assets acquired at December 31, 1999 was not realizable and, therefore, recognized a related impairment of $3,939,470. In addition, the Company recorded a reserve for the estimated operating losses and costs to dispose of the business of $152,242 (net of $101,496 tax benefit). Such amounts are included in the 1999 loss from discontinued operations in the accompanying consolidated statements of operations.

     On January 27, 2000, the Company sold substantially all of the assets and certain liabilities of Tauber Electronics, Inc. for $1,489,427, consisting of cash of $1,005,854 and a note receivable of $519,708 bearing interest at 1% above prime, as defined and payable over 5 years. Any outstanding principal or accrued interest is due in full on January 26, 2005. The principal amount of this note was subsequently reduced to $483,573, effective on March 15, 2000, to reflect the final valuation of transferred assets. The related loss on the sale of $185,466 (net of $123,644 tax benefit) has been reflected in the estimated loss on sale of subsidiaries within the loss from discontinued operations in the 1999 consolidated statement of operations.

     On November 6, 2000, the Company sold selective inventory and substantially all of its machinery and equipment, trade names and customer lists of Battery Network, Inc. to Ohlin Sales Corp. for $200,000 in cash and a $125,000 note. The note provides for twenty-four consecutive equal monthly payments of $5,655 including interest at 8% and principal starting on December 1, 2000 and ending on November 1, 2002. On December 16, 2000, the Company sold selected remaining inventory, and trade names related to Absolute Battery (a division and trade name of Battery Network principally involved in the laptop battery and accessories business) to Battery Universe for cash of $40,000 and a $10,000 note. The note, which was paid in full effective July, 2001 provided for interest at 8% payable monthly along with equal monthly principal payments commencing on January 1, 2001 and ending on June 1, 2001.The Company retained accounts receivable, inventory and all outstanding liabilities as of October 31, 2000. Though the Company physically shut down the remaining Battery Network operation in January, 2001, and achieved an early termination of its existing lease obligation in June, 2001, it is still winding down certain remaining administrative and financial affairs including, but not limited to, collection of small amounts of outstanding accounts receivable and liquidation of any remaining liabilities.

     The related loss on the sale and disposition of Battery Network of ($285,296, net of $186,900 a tax benefit) has been reflected in the estimated loss on sale of subsidiaries within the net loss from discontinued operations in the 2000 consolidated statement of operations.

3.   PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following:

                                                DECEMBER 31,
                                      ------------------------------
                                          2001              2000
                                      ------------      ------------
Machinery and equipment               $  2,335,055      $  2,469,756
Furniture and fixtures                     416,153           482,498
Vehicles                                    38,463            49,265
Leasehold improvements                     246,926           255,227
                                      ------------      ------------
                                         3,036,597         3,256,746
Less accumulated depreciation
and amortization                        (1,816,607)       (1,535,783)
                                      ------------      ------------
Property and equipment, net           $  1,219,990      $  1,720,963
                                      ============      ============

4.   LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                    DECEMBER 31,
                                           ------------------------------
                                               2001              2000
                                           ------------      ------------
Revolving Credit Facility                  $  1,114,864      $  3,077,815
Capital Leases                                   96,876           111,077
                                           ------------      ------------
                                              1,211,740         3,188,892

Less current portion                            (56,796)         (329,896)
                                           ------------      ------------
Long-term debt, net of current portion     $  1,154,944      $  2,858,996
                                           ============      ============

     The weighted average interest rates in effect on debt for the years ended December 31, 2001, 2000, and 1999 was 6.73%, 8.69% and 7.3%, respectively.

     The Company entered into a Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997, as subsequently amended (the "Loan Facility"), with IBJ Whitehall-Financial Group (formerly known as IBJ Schroder Bank and Trust Company), as Agent ("IBJ"). The Loan Facility consisted of a $3,000,000 Term Loan (the "Term Loan") payable in 35 monthly installments of $50,000 each with the balance to be paid at maturity and a Revolving Credit Facility (the "Revolver Loan") of up to $10,000,000 to be advanced at the rate of 80% of eligible accounts receivable and 50% of inventories. The Loan Facility is secured by a pledge of the assets of the borrowers and pledge of the outstanding capital stock of the subsidiaries of the Company. On August 14, 2001 The Company entered into an amended credit agreement and at management's request , to reduce the revolving credit facility to $5,000,000 (less an undrawn availability of $800,000 to be maintained at all times) At the same time, the interest rate the Company pays to IBJ on its borrowings was increased to the sum of the alternate base rate (as defined)Plus .75% with respect to domestic rate loans or the sum of the Eurodollar rate plus 2-1/2% with respect to Eurodollar rate loans. The term loan was paid in full effective with a final payment of $39,218 in June 2001. As of December 31, 2001, the principal amount outstanding of the Revolver Loan was $1,114,864.

     The Loan Facility contains certain covenants, which include maintenance of certain financial ratios, maintenance of certain amounts of EBITA (earnings before interest and taxes), minimum amounts of funds available for borrowing under its loan facility and limits of capital expenditures as well as other affirmative and negative covenants. It also prohibits the payment of dividends of common stock without consent. At December 31, 2001, the Company was not in compliance with one of these covenants. On March 21, 2002, the Company entered into an amended credit agreement whereby the non-compliance at December 31, 2001 was waived and new financial covenants were negotiated through December 31, 2003, which reflect the Company's current operating projections. As part of the agreement the advance rate for borrowing on eligible inventory was lowered from 50% to 40%. Additionally, the Loan Facility was extended for an additional one year period and is now due to expire on January 7, 2004.

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

     On January 11, 2001, the Board of Directors approved a stock buyback program whereby the Company will repurchase a total of up to 500,000 shares of common stock at a total cost not to exceed $250,000 through July 22, 2002. As of December 31,2001 the Company has repurchased 78,000 shares at an average price of $0.41 per share.

     STOCK OPTIONS -- The Company, on June 6, 1995, adopted the Company's Stock Option Plan (the "Plan"), which as amended in December 1995, authorizes the Board of Directors or a Stock Option Committee appointed by the Board to grant up to 250,000 qualified stock options and non-qualified stock options to officers and key employees, directors and independent consultants. Directors who are not employees and consultants are eligible only to receive non-qualified stock options. The Board of Directors in 1995 granted under the Plan options to purchase 20,720 shares of common stock to two directors at a price of $2.89 per share. In 1996, the Company granted under the Plan five-year options to purchase an aggregate of 195,000 shares of Common Stock to employees. The options are exercisable at the initial offering price per share of $5.00. In 1997, the Company granted, under the Plan, five-year options to purchase an aggregate of 75,000 shares of Common Stock to employees of the Company. The options are exercisable at prices ranging from $2.80 to $4.50 per share. In 1998, the shareholders of the Company approved an amendment to the Plan increasing the number of shares granted by 350,000 to an aggregate total of 600,000 for the plan. In addition in 1998, the Company granted, under the Plan, five-year options to purchase an aggregate of 455,000 shares of common stock to directors and employees of the Company. The options are exercisable at prices ranging from $1.38 to $2.69 per share. In 1999, the Company granted, under the Plan, one-year options to purchase 85,000 shares of common stock to a director of the Company. The options are exercisable at prices ranging from $1.38 to $1.88 per share. The Company also granted, under the Plan, ten-year options to purchase 95,000 shares of common stock to directors and employees of the Company. The options are exercisable at $1.38 per share. In 2000, the stockholders of the Company approved an amendment to the Plan increasing the number of shares reserved for issuance by 400,000 to an aggregate of 1,000,000 under the Plan. In addition in 2000, the Company granted, under the plan, ten-year options to purchase an aggregate of 138,500 shares of Common Stock to directors and employees of the Company. In 2001, the Company granted, under the plan, ten-year options to purchases a total of 65,000 shares of Common stock at $.375 per share to the directors of the Company. At December 31, 2001 and 2000, there were a total of 595,040 and 566,540, respectively, shares available for grant.

     The following information pertains to the stock options outstanding for the three years ending December 31, 2001:

                                                                                                  EXERCISABLE
                                                                   WEIGHTED                        WTD. AVG.
                                                     NUMBER         AVERAGE        OPTIONS         EXERCISE
                                                   OF SHARES      SHARE PRICE       SHARES           PRICE
                                                   ---------      -----------      ---------      -----------
Options outstanding at January 1, 1999              303,865          $2.47
     Granted                                        180,000           1.40
     Forfeited                                     (128,333)         (1.59)
                                                   --------          -----          --------          -----
Options outstanding at December 31, 1999            355,532           2.23           301,365          $2.37
     Granted                                        138,500           1.54
     Exercised                                      (89,348)         (1.43)
     Forfeited                                      (60,572)         (2.23)
                                                   --------          -----          --------          -----
Options outstanding at December 31, 2000            344,112           2.16           244,112           2.44
     Granted                                         65,000            .37
     Forfeited                                      (93,500)         (2.86)
                                                   --------          -----          --------          -----
Options outstanding at December 31, 2001            315,612           1.58           241,112          $1.78
                                                   ========          =====          ========          =====

     The following table summarizes information as of December 31, 2001 concerning currently outstanding and exercisable options:

                  OPTION OUTSTANDING                                       OPTIONS EXERCISABLE
--------------------------------------------------------------------------------------------------------------------
                                            WEIGHTED
                                            AVERAGE
                                           REMAINING
                                          CONTRACTUAL           WEIGHTED                                  WEIGHTED
   RANGE OF              NUMBER               LIFE               AVERAGE              NUMBER              AVERAGE
EXERCISE PRICE        OUTSTANDING           (YEARS)          EXERCISE PRICE        EXERCISABLE        EXERCISE PRICE
--------------        -----------           -------          --------------        -----------        ---------------
$0.375 - $1.00           65,000               9.3                 $0.38               32,500                $0.38
$1.01 -  $2.00          197,652               6.4                 $1.42              155,652                $1.43
$3.01 -  $4.00           25,000               0.4                 $2.80               25,000                $2.80
$4.01 -  $5.00           27,960               3.2                 $4.48               27,960                $4.48

     The outstanding stock options as of December 31, 2001 vest as follows: (a) half of the option shares are vested on the date of grant with an additional one-half vesting in the first anniversary therefrom (186,652 options outstanding at December 31, 2001); or (b) one-third of the option shares are vested on the date of the grant with an additional one-third vesting on the first and second anniversaries therefrom, respectively (40,000 options outstanding at December 31, 2001); or (c) one hundred percent of the option shares are vested on the date of grant (16,960 options outstanding at December 31, 2001) or (d) one-fifth of the options shares are vested on the date of grant with an additional one-fifth vesting on the first, second, third and fourth anniversaries there from, respectively (72,000 shares outstanding at December 31, 2001).

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
                                    2001              2000             1999
                                ------------      ------------     ------------
(Loss) income from
continuing operations:

As reported                     $ (2,922,686)     $    825,216     $  2,342,900
Pro forma                         (2,969,298)          743,162        2,295,818

Basic (loss) income from
continuing operations
per common share:

As reported                     $      (0.56)     $       0.16     $       0.47
Pro forma                              (0.57)             0.14             0.46

Diluted (loss) income from
continuing operations per
common share:

As reported                     $      (0.56)     $       0.16     $       0.46
Pro forma                              (0.57)             0.14             0.45

     The weighted average fair value of those options granted during the years ended December 31, 2001, 2000 and 1999 was estimated as $0.34, $1.07 and $.75, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.6%, 6.6% and 6.2% for 2001, 2000 and 1999, respectively; expected dividend yield of 0%; expected life of 6.9 years; and expected volatility of 100%, 119% and 95% for 2001, 2000 and 1999, respectively.

     Additionally, in connection with the Battery Network acquisition in 1997, the Company issued options to purchase 225,000 shares of common stock at an exercise price of $4.50 per share and, in connection with the Tauber acquisition in 1996, issued options to purchase 50,000 at an exercise price of $5.00 per share.

     WARRANTS - In connection with initial public offering, the Company sold 2,300,000 redeemable warrants to purchase the Company Common Stock.

     Each, warrant was exercisable at a price of $5.00 per share after April 8, 1997 and Is redeemable by the Company thereafter at price of $0.01 per warrant upon not less than 30 days' prior written notice if the last sale price of the Common Stock has been at least $7.50 per share on the 20 consecutive trading days ending on the third prior to the date on which the notice of redemption is given. On April 8, 2000, the warrants expired at the close of trading in accordance with the terms of the warrant agreement.

     Also, in connection with the acquisition of Battery Network, on January 7, 1997 the Company issued five-year warrants to purchase 100,000 shares of common stock at a price of $4.125 per share. No such warrants have been exercised and expired January 2002.

6.   INCOME TAXES:

     The provision (benefit) for income taxes on continuing operations consists of:
                             2001              2000              1999
                         ------------      ------------      ------------
Current:
Federal                  $   (582,751)          718,124      $  1,277,187
State                         (48,457)          183,659           127,734
                         ------------      ------------      ------------
                             (631,208)          901,783         1,404,921
                         ------------      ------------      ------------
Deferred:
Federal                       559,006          (257,015)         (139,776)
State                         142,968           (65,732)           57,772
                         ------------      ------------      ------------
                              701,974          (322,747)          (82,004)
                         ------------      ------------      ------------
Total provision
for income taxes         $     70,766      $    579,036      $  1,322,917
                         ============      ============      ============

     In conformity with SFAS No. 109, deferred tax assets and liabilities are classified based on the financial reporting classification of the related assets and liabilities, which give rise to temporary book/tax differences. Deferred taxes related to the following temporary differences:

                                                    DECEMBER 31,
                                           -------------------------------
                                              2001                 2000
                                           ----------           ----------
Deferred income tax assets:
Benefit of net operating losses
   carryforward                            $  155,789           $       --
Accrued compensation                          104,081              146,081
Inventory reserve                             372,406              298,280
Bad debts reserve                             163,999              108,470
Sales returns and allowances                   54,857              103,790
Goodwill                                      324,713                   --
Other                                          46,285              104,462
                                           ----------           ----------
                                            1,222,130              761,083
                                           ----------           ----------
Deferred income tax liabilities:

State taxes                                    38,164               48,609
Other                                              --               10,500
                                           ----------           ----------
                                               38,164               59,109

                                           ----------           ----------
Valuation allowance                         1,183,966                   --
                                           ----------           ----------
Net deferred tax asset                     $       --           $  701,974
                                           ==========           ==========

The effective income tax rate varied from the U.S. Federal statutory tax rate as follows:
                                         2001         2000        1999
                                        ------       ------      ------
Statutory income tax rate                (34.0)%       34.0%       34.0%
State income (benefit) taxes, net         (4.0)         5.5         3.4
of federal tax benefit
Meals and entertainment                     --          0.7         0.2
Other                                     (1.0)         1.0        (1.5)
Valuation allowance                       41.5           --          --
                                        ------       ------      ------
Effective tax rate                         2.5%        41.2%       36.1%
                                        ======       ======      ======

     As of December 31, 2001 the Company has federal and state net operating loss carryforward amounts of approximately $294,000 and $1,798,000, respectively. These net operating loss carry forward amounts begin to expire in 2011. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary difference including operating loss carry forwards. The Company has provided a valuation allowance for all of its deferred tax asset as a result of the uncertainty that the Company will generate sufficient income in the future to fully or partially realize the net deferred tax asset of approximately $1,184,000. At December 31, 2001, the deferred tax asset has been offset by a valuation allowance of the same amount.

     Under the Tax Reform Act of 1986, the utilization of a corporation's net operating loss carryforward is limited following a greater than 50% change in ownership. Due to the Company's prior and current equity transactions, the Company's net operating loss carryforwards may be subject to an annual limitation generally determined by multiplying the value of the Company on the date of the ownership change by the federal long-term tax exempt rate. Any unused annual limitation may be carried forward to future years for the balance of the net operating loss carryforward period.

7.   COMMITMENTS AND CONTINGENCIES:

     The Company was notified in the fall of 2000 that certain of its products might have infringed the patents of an original equipment manufacturer (OEM). The Company discontinued the sale of such products in question, and in early 2001 developed alternative products to meet its customer needs that it believes do not infringe.

     Several other distributors have either settled or are in the process of litigating similar claims with the OEM. The Company has outside counsel to assist it in resolving all financial issues relating to the Company's sales prior to the discontinuance of alleged patent infringement. At this point, the Company is involved in the information discovery phase with the OEM, which hopefully will lead to a reasonable settlement of any and all outstanding issues.

     The amount any claim if any unknown at this time and management cannot reasonably assess has liability exposure. We believe that the possibility of an unfavorable outcome will not have a material adverse effect on our financial position.

     The Company is, from time to time, party to litigation arising in the normal course of its business. Based on consultation with legal counsel, management of the Company does not believe that any such claims or litigation will have a material adverse effect on the financial position or results of operations of the Company.

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

2002                              $   537,196
2003                                  541,524
2004                                  322,542
2005 and thereafter                    32,370
                                  -----------
Total                             $ 1,433,632
                                  ===========

     Rent expense exclusive of common area maintenance where applicable for all operating leases for the years ended December 31,2001, 2000 and 1999 was $533,035, $452,707 and $429,625, respectively.

     During 2000, the Company entered into certain capital leases for equipment and office furniture. Total future lease payments under these lease obligations are $64,129, $33,603 and $7,014 in 2002, 2003 and 2004 respectively. Included in future lease payments is $12,949 representing interest.

8.   RELATED PARTY TRANSACTIONS:

     The Company leases certain office space in Pennsylvania from an affiliate of the current Chief Executive Officer. The lease expired on December 31, 1999 and was on a month-to-month basis until the mutually agreed termination date of April 30, 2000. Rent expense related to this lease was $0, $76,000 and $76,000 in 2001, 2000 and 1999, respectively.

     The Company employs Susan Rade, wife of Stephen Rade, current Chief Executive Officer of the Company, as a sales person with certain administrative duties. In this role, Mrs. Rade earns the bulk of her compensation as part of the Company's sales incentive commission programs earning $253,760, $329,981 and $439,063 in 2001, 2000 and 1999, respectively, including draws, commission and a $30,000 salary for administration duties.

     Messrs. Warren H. Haber, the former Chairman of the Board, and John L. Teeger, the former Vice President, Secretary and Director of the Company, were the sole stockholders, officers and directors of Founders Management. Pursuant to the Management Agreement between Founders and the Company dated as of June 6, 1995, as subsequently amended, Founders was to provide advice and consultative services regarding management, overall strategic planning, acquisition policy, relations with commercial and investment banking institutions, and stockholder matters to or on behalf of the Company. In addition to an annual base fee of $150,000 and a fee based on the Company's profits, Founders was entitled to receive originating fees with respect to acquisitions or financings for which it performed originating services.

     In February 1998, the Management Agreement was revised by mutual consent to, among other things, eliminate the origination and incentive fee provisions of the original agreement. The revised agreement thereby limited fees that were payable to Founders to an annual fee of $150,000, payable monthly.

     In addition to an annual fee, Founders was issued five year warrants to purchase 100,000 shares of the Company's Common Stock, at a price of $4.125 per share. These warrants expired on January 7, 2002.

     Since May 1998, when Messrs. Haber and Teeger resigned as officers and directors of the Company, Founders has provided no services to the Company and the Company has not paid any fees to Founders. Although neither the Company nor Founders has formally terminated the Management Agreement, both parties have acted as if the Management Agreement has been terminated. Founders initiated a lawsuit against the Company with respect to this Management Agreement. In a lawsuit filed in November 1999, Founders alleged that the Company improperly repudiated this Management Agreement and sought damages. In March 2000, the Company filed an answer to the lawsuit and asserted counterclaims against Founders related to the Management Agreement. In October 2001 the Company settled in full all matters relating to this lawsuit for $228,000, effectively ending any Founders current or future claims relating to the Management Agreement.

9.   SEGMENT DISCLOSURE:

     As a result of the decision to exit the Battery Segment, the Company effectively operates in one business segment, the Wireless Products Segment, which distributes cellular telephone accessory products including batteries, chargers and antennas throughout North and South America. The Wireless Products Segment is headquartered in Huntingdon Valley, Pennsylvania and through March 28, 2001 consisted of Advanced Fox Antenna, Cliffco of Tampa Bay, Inc. and AccessorySolutions.com, Inc. Effective on March 1, 2002, the Companies merged with Wireless Xcessories Group, Inc. (The Surviving Company) and fully consolidated its operations during 2001. All revenue and essentially all long-lived assets were related to operations in the United States as of and for the years ended December 31, 2001, 2000, and 1999.

     Export sales for the years ended December 31, 2001, 2000 and 1999 were as follows:
                                        2001           2000           1999
                                     ----------     ----------     ----------
Europe, Middle East & Africa         $  101,792     $  111,677     $   45,472
Asia and Pacific                        130,965          7,387          8,345
Americas excluding United States        333,899        452,857        712,723
                                     ----------     ----------     ----------
Total                                $  566,656     $  571,921     $  766,540
                                     ==========     ==========     ==========

     Receivables from export sales at December 31, 2001, and 2000, were $36,866, and $113,802, respectively.

10.  QUARTERLY RESULTS (UNAUDITED):

     The following table summarizes quarterly financial data for 2001 and 2000:

     (Dollars in thousands)

                                             MARCH 31          JUNE 30         SEPTEMBER 30       DECEMBER 31
                                           ------------      ------------      ------------      ------------
2001
----
Net sales                                  $      5,855      $      4,897      $      4,867      $      5,271
Gross profit                                      2,696             2,108             1,936             1,704
                                           ------------      ------------      ------------      ------------
Net loss                                   $       (106)     $       (291)     $     (1,226)     $     (1,300)
                                           ============      ============      ============      ============
Basic and diluted net (loss) per share     $      (0.02)     $      (0.06)     $      (0.24)     $       0.25)
Weighted average common shares outstanding
(Basic and Diluted)                           5,217,747         5,197,009         5,175,005         5,151,350


2000
----
Net sales                                  $      7,137      $      7,020      $      7,692      $      8,279
Gross profit                                      3,577             3,536             3,734             3,840
Income from continuing operations          $        174      $         85      $        247      $        320
(Loss) from discontinued operations                  --               (82)             (373)             (124)
Net income (loss)                          $        174      $          3      $       (126)     $        196
                                           ============      ============      ============      ============

Basic income (loss) per common share

Income from continuing operations          $       0.03      $       0.02      $       0.05      $       0.06
Loss from discontinued operations                  0.00             (0.02)            (0.07)            (0.02)
                                           ------------      ------------      ------------      ------------
Net income (loss)                          $       0.03      $       0.00      $      (0.02)     $       0.04
                                           ============      ============      ============      ============

Weighted average common shares
outstanding (Basic)                           5,133,282         5,196,860         5,222,080         5,222,080

Diluted income (loss) per common share
Income from continuing operations          $       0.03      $       0.02      $       0.05      $       0.06
Loss from discontinued operations                  0.00             (0.02)            (0.07)            (0.02)
                                           ------------      ------------      ------------      ------------
Net income (loss)                          $       0.03      $       0.00      $      (0.02)     $       0.04
                                           ============      ============      ============      ============

Weighted average common shares
outstanding (Diluted)                         5,222,083         5,212,890         5,222,080         5,222,080

                                   SCHEDULE II

                         WIRELESS XCESSORIES GROUP, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES








DESCRIPTION                                 BEGINNING BALANCE              ADDITIONS      DEDUCTIONS      ENDING BALANCE
-----------                            -----------------------------       ---------      ----------      --------------
Inventory reserves                     January 1, 1999       $93,495       $ 221,701      $   32,704        $  282,492
                                       January 1, 2000       282,492         615,046         373,258           524,280
                                       January 1, 2001       524,280       1,527,009       1,071,272           980,017

Allowance for doubtful accounts        January 1, 1999       170,317         182,993         232,843           120,467
                                       January 1, 2000       120,467         647,758         504,949           263,276
                                       January 1, 2001       263,276         361,196         192,895           431,577