Form 10-Q
period 2002-03-31
WIRELESS XCESSORIES GROUP INC
filed 2002-05-14
CIK 1005504

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACTS OF 1934

                  For the quarterly period ended March 31, 2002


                         Commission File Number 0-27996




                         WIRELESS XCESSORIES GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                             13-3835420
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                            Identification Number)


                              1840 COUNTY LINE ROAD
                           HUNTINGDON VALLEY, PA 19006
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (215) 322-4600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          If changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]     No [ ]

As of April 30, 2002, there were 5,106,380 shares of the registrant's Common Stock, par value $.001 per share, outstanding.

================================================================================

                         WIRELESS XCESSORIES GROUP, INC.
                  FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2002

                                      INDEX




PART I.   FINANCIAL INFORMATION


ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Condensed Balance Sheet March 31, 2002
          (unaudited) and December 31, 2001................................   3

          Consolidated Condensed Statements of Operations for the
          three months ended March 31, 2002 and 2001 (unaudited)...........   4

          Consolidated Statements of Cash Flows for the three
          months ended March 31, 2002 and 2001 (unaudited).................   5

          Notes to Consolidated Condensed Financial Statements.............   6


ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................   8


ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk.......  10





PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K.................................  11

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                         WIRELESS XCESSORIES GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                    DECEMBER 31,      MARCH 31,
                                                        2001            2002
                                                     ----------      ----------
                                     ASSETS                          (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                            $      648      $      476
Accounts receivable (net of allowance
   of $431 and $514, respectively)                        2,132           1,350
Inventories                                               1,807           1,501
Refundable income taxes                                     583             583
Prepaid expenses and other current assets                   161             229
Current portion - notes receivable                          207             205
                                                     ----------      ----------
          Total Current Assets                            5,538           4,344

PROPERTY AND EQUIPMENT - Net                              1,220           1,113

OTHER ASSETS                                                460             439
                                                     ----------      ----------
TOTAL  ASSETS                                        $    7,218      $    5,896
                                                     ==========      ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt                    $       57      $       58
Bank overdraft                                              186             307
Accounts payable                                            419             656
Net liabilities on disposal of
   discontinued operations                                  103              78
Accrued payroll and related benefits                        139             100
Amounts due to officer                                      274             258
Rent and related obligation                                 164             120
Other accrued expense                                       584             524
                                                     ----------      ----------
          Total Current Liabilities                       1,926           2,101
                                                     ----------      ----------
LONG-TERM DEBT                                            1,155              25
                                                     ----------      ----------

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.001, 1,000,000 shares
   authorized, no shares issued or outstanding
Common Stock, par value $.001, 10,000,000 shares
   authorized, 5,222,080 issued                               5               5
Additional paid - in capital                             11,331          11,331
Accumulated deficit                                      (7,167)         (7,529)
Treasury Stock at cost 115,700 shares
   as of March 31, 2002                                     (32)            (37)
                                                     ----------      ----------
          Total Stockholders' Equity                      4,137           3,770
                                                     ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $    7,218      $    5,896
                                                     ==========      ==========

                   The accompanying notes are an integral part of these consolidated financial statements.

                         WIRELESS XCESSORIES GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                   THREE MONTHS ENDED MARCH 31
                                                                 ------------------------------
                                                                     2001              2002
                                                                 ------------      ------------

NET SALES                                                        $      5,855      $      3,514
COST OF SALES                                                           3,159             2,038
                                                                 ------------      ------------
       Gross profit                                                     2,696             1,476

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                            2,832             1,833

INTEREST EXPENSE, net                                                      49                 5
                                                                 ------------      ------------

       (Loss) before income taxes                                        (185)             (362)

INCOME TAX (BENEFIT)                                                      (79)              (--)
                                                                 ------------      ------------

       Net (Loss)                                                $       (106)     $       (362)
                                                                 ============      ============

(Loss) per common share - Basic and Diluted                      $       (.02)     $       (.07)
                                                                 ============      ============

Basic and Diluted weighted average common shares outstanding        5,217,747         5,127,329
                                                                 ============      ============

                   The accompanying notes are an integral part of these consolidated financial statements

                         WIRELESS XCESSORIES GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         THREE MONTHS ENDED MARCH 31
                                                                         --------------------------
                                                                           2001              2002
                                                                         --------          --------
OPERATING ACTIVITIES:
Net (loss)                                                               $   (106)         $   (362)
Adjustments to reconcile net (loss) to
   cash provided by operating activities-
      Depreciation and amortization                                           163               122
      Provision for doubtful accounts                                          36                82

Changes in assets and liabilities, net of effects from dispositions:
      Accounts receivable                                                   1,450               700
      Inventories                                                             792               306

      Prepaid expenses and other assets                                        58               (95)
      Accounts payable and accrued expenses                                (1,385)              173
                                                                         --------          --------
Net cash provided by operating activities                                   1,008               926
                                                                         --------          --------

INVESTING ACTIVITIES:
Purchase of property and equipment                                            (77)               (7)
Principal payments on notes receivables                                        20                43
                                                                         --------          --------
Net cash (used in) provided by investing activities                           (57)               36
                                                                         --------          --------

FINANCING ACTIVITIES:
Net payment on borrowings                                                    (876)           (1,129)
Repurchase of company stock                                                    (8)               (5)
                                                                         --------          --------
Net cash (used in) financing activities                                      (884)           (1,134)
                                                                         --------          --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           67              (172)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                501               648
                                                                         --------          --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      568               476
                                                                         ========          ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for -
      Interest                                                           $     67          $      7
                                                                         ========          ========
      Income taxes net of refunds                                        $     69          $      0
                                                                         ========          ========

                   The accompanying notes are an integral part of these consolidated financial statements

                         WIRELESS XCESSORIES GROUP, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

The consolidated condensed financial statements included herein have been prepared by the management of Wireless Xcessories Group, Inc. and subsidiaries ("Wireless Xcessories" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year. Prior year amounts have been reclassified to conform with current period presentations.


2. COMPANY OPERATIONS

On March 13, 2001, effective March 1, 2001, Advanced Fox Antenna, Inc. (Advanced
Fox), Cliffco of Tampa Bay, Inc. (Cliffco), and AccessorySolutions.Com, Inc. (Accessory Solutions) together (the "Wireless Product Segment") entered into an agreement to combine and merge with and into Wireless Xcessories Group, Inc. with Wireless Xcessories Group, Inc. being the surviving Company. In October, 2001 the Company decided to shut down its Tampa Bay, Inc facility (former headquarters of Cliffco of Tampa Bay, Inc) and subsequently completed the merger of its remaining operations into the corporate headquarters in Huntingdon Valley, Pennsylvania. In accordance with the decision to close the Cliffco operation and merge its operation into Wireless Xcessories Group the Company evaluated the net realizable value of net assets of the Cliffco business and in particular its trade name. In connection, with this evaluation the Company determined that the unamortized excess of cost over net assets acquired at September 30, 2001 is not realizable and therefore, recognized a related impairment charge of $876,508 in the Quarter ended September 30, 2001 financial results. The Company is currently in litigation with the landlord of the Tampa Bay facility for amounts purportedly owed as a result of the Company's decision to shut down its leased facility in December, 2001. The Company would prefer to come to terms with the landlord on effecting a reasonable settlement of its existing lease obligation in Tampa Bay and has set up appropriate reserves to cover that eventuality and any other possible outcome.


3. LOAN FACILITY

The Company entered into a Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997, as subsequently amended March 30, 2001, (the "Loan Facility"), with IBJ Whitehall-Financial Group (formerly known as IBJ Schroder Bank and Trust Company), as agent ("IBJ"). The Loan Facility consists of a $3,000,000 Term Loan (the "Term Loan") payable in 35 monthly installments of $50,000 each with the balance to be paid at maturity and a Revolving Credit Facility (the "Revolver Loan") of up to $10,000,000 to be advanced at the rate of 80% of eligible accounts receivable and 50% of inventories. The Loan Facility is secured by a pledge of the assets of the borrowers and a pledge of the outstanding capital stock of the subsidiaries of the Company. On August 14, 2001, the Company entered into an amended credit agreement and at management's request, the loan agreement was also amended to reduce the revolving credit facility to $5,000,000 (less an undrawn availability of $800,000 to be maintained at all times). The interest rate was increased to the sum of the alternate base rate (as defined) plus .75% with respect to domestic rate loans or the sum of the Eurodollar rate plus 2-1/2% with respect to Eurodollar rate loans. The Loan Facility contains covenants that include maintenance of certain financial ratios, amounts of earnings before interest, taxes and depreciation (EBITDA) as defined, and net worth as well as other affirmative and negative covenants. On March 21, 2002, the Company entered into an amended credit agreement whereby the non-compliance at December 31, 2001 of a covenant was waived and new financial covenants were negotiated through December 31, 2002, which reflected our current projections at the time. As part of the agreement or advance rate for borrowing on eligible inventory was lowered from 50% to 40%. Additionally, the Loan Facility was extended for an additional one- year period through January 7, 2004 and new financial covenants were negotiated through December 31, 2003. As of March 31, 2002 the Company was in compliance with its covenants.

There were no amounts outstanding under the credit facility as of March 31, 2002.

4. MANAGEMENT AGREEMENT

In February 1998, the Management Agreement with Founders Management Services, Inc. ("Founders") was revised by mutual consent to, among other things, eliminate the origination and incentive fee provisions of the original agreement. On May 5, 1998, both active principals of Founders resigned as officers and directors of the Company, effectively terminating the relationship between the Company and Founders. In December 1999, Founders filed a lawsuit in the United States District Court for the Southern District of New York against the Company alleging the Company owed Founders approximately $493,000 for a purportedly improper termination of the Management Agreement. On October 18, 2001, the Company and Founders settled the lawsuit and all counterclaims along with mutual releases to all involved parties for $228,000. In January, 2002, the Company made a final agreed payment to Founders of $78,000 completing its financial obligation under the settlement agreement.


5. STOCK REPURCHASE PROGRAM

On January 11, 2001, the Board of Directors approved a stock buy back plan whereby the Company will repurchase a total of up to 500,000 shares of common stock at a total cost not to exceed $250,000 through July 20, 2001. The Company has extended the buyback period to July 21, 2002. As of March 31, 2002, the Company had repurchased 115,700 shares at an average approximate price of $.32 per share, recorded at cost as Treasury Stock in the accompanying balance sheet as at April 30, 2002.


6. SEGMENT DISCLOSURE

The Company operates in one business segment, referred to as the Wireless Products Segment, which distributes cellular telephone accessory products including batteries, chargers and antennas principally in North America. The Wireless Products Segment is headquartered in Huntingdon Valley, Pennsylvania and consists of Advanced Fox, Cliffco and AccessorySolutions. All revenue and essentially all long-lived assets were related to operations in the United States as of March 31,2002 and during the periods presented.

Export sales for the three months ended March 31, 2001 and 2002 were as follows:

                                                       (In Thousands)

                                                 THREE MONTHS ENDED MARCH 31
                                                 ---------------------------
                                                   2001               2002
                                                 --------           --------
Europe, Middle East and Africa                   $     13           $     25
Asia and Pacific                                       31                  5
Americas excluding United States                       44                 47
                                                 --------           --------
Total Export Sales                               $     88           $     77
                                                 ========           ========

Receivables from export sales at March 31, 2002 were $5,191.


7. STOCK OPTIONS

Options to purchase 318,605 and 340,652 shares with the exercise prices ranging $1.063 to $4.50 and $.28 to $4.44 were outstanding at March 31, 2001 and March 31, 2002, respectively. Warrants to purchase 100,000 shares with an exercise price of $4.125 was outstanding as of March 31, 2001 but were not included in the computation of diluted EPS at March 31, 2001 because the exercise price of the options and warrants were greater than the average market price of the common shares. There were no Warrants to purchase shares outstanding as of March 31, 2002. Because of losses incurred during the three months ended March 31, 2001 and March 3, 2002, the impact of outstanding warrants and options were not considered because the effect is anti-dilutive.

On March 12, 2002, the Board of Directors granted 51,000 stock options to certain directors of the Company at an option price equal to the fair market price on the date of the grant.


8. CONTINGENCY

The Company was notified in the fall of 2000 that certain of its products might have infringed the patents of an original equipment manufacturer (OEM). We have discontinued the sale of such products in question, and in early 2001 developed alternative products to meet our customers needs that we believe do not infringe. Several other distributors have either settled or are in the process of litigating similar claims with the OEM. We have outside counsel to assist us in resolving all financial issues relating to our sales prior to the discontinuance of alleged patent infringement. At this point, we are involved in the information discovery phase with the OEM, which hopefully will lead to a reasonable settlement of any and all outstanding issues. The amount of any claim is unknown at this time and management cannot reasonably assess our liability exposure. We believe that the possibility of an unfavorable outcome will not have a material adverse effect on our financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES:

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in the Company's annual report on form 10-K for the year ended December 31, 2001. The significant policies that we believe are most critical to aid in fully outstanding our reported financial results are the following:

Inventories- Inventories, which consist solely of finished goods, are carried at the lower of cost, determined on a first-out basis (FIFO), or market value. We periodically review our inventory for discontinued excess inventory as part of our effort to focus on targeted core products and the difficulties of moving older product in a sluggish and continued lower price market. We appropriately take non-cash charges for write-down of discontinued or excess inventory to reflect its proper value.

Revenue Recognition-Revenue is recognized at the time of shipment. Revenue related to the web site vendor agreements at AccessorySolutions.com, Inc. are recognized ratably over the related contract period.

RESULTS OF OPERATIONS:

The following table represents the Company's statement of operations data expressed as a percentage of net sales for the respective periods:

                                                 THREE MONTHS ENDED MARCH 31
                                                 ---------------------------
                                                   2001               2002
                                                 --------           --------
Net Sales                                           100.0%             100.0%
Cost of Sales                                        54.0               58.0
                                                 --------           --------
Gross Profit                                         46.0               42.0
Selling, General and administrative Expenses         48.4               52.2
Interest Expense, net                                 0.8                0.1
                                                 --------           --------
(Loss) before Income tax (Benefit)                   (3.2)             (10.3)
                                                 --------           --------
Income Tax (Benefit)                                 (1.4)               0.0
                                                 --------           --------
Net (Loss)                                           (1.8)%            (10.3)%
                                                 ========           ========

Three Months Ended March 31, 2002 ("2002") Compared to Three Months ended March 31, 2001 ("2001").

Net sales decreased by $2.3 million or 40%, from $5.8 million in 2001 to $3.5 million in 2002. Sales continued to be negatively effected by the reduced market demand for new cellular phones and its resultant effect on after market accessory sales, coupled with a continuing industry trend toward significantly lower pricing per accessory unit sold. These market factors, along with the loss of three major customers (one of which has resumed ordering product from us in April, 2002), and reduced sales to two other key customers, combined to more than offset Company efforts to replace the lost volume and expand its customer base through aggressive selling and marketing strategies.

Gross profit decreased by $1.2 million from $2.7 million in 2001 to $1.5 million in 2002 and gross profit as a percentage of sales decreased from 46.0% to 42.0%. The decline in gross margin percentage was due to changes in customer and product mix, more competitive pricing and incentives given to maintain existing and attract new customers and to improve turns on slower moving Inventory due to the increasingly competitive and price sensitive market conditions. This was partially offset by negotiated price reductions from some key vendors and by continued reductions in freight costs to customers.

Selling, general and administrative (SG&A) expenses decreased approximately $1,000,000 from $2.8 million in 2001 to $1.8 million in 2002, or 35.3%, but as a percentage of sales, increased from 48.4% in 2001 to 52.2% in 2002. The $1,000,000 reduction in SG&A expenses was primarily a result of the Company's continuous cost cutting program, aided by the consolidation of the Company's warehouse and sales, accounting and most of its administrative functions during the last nine months of 2001 (Cliffco consolidation and shut-down). This resulted in major reductions in areas such as selling salary and commission expenses, professional fees, bank fees and warehouse, office and accounting salary expense, insurance and office and warehouse supplies. The increase in percentage of

SGA to net sales is a result of our not being able to reduce most of our fixed expenses, such as occupancy, to match the approximate 40% comparative drop in sales experienced during the quarter.

Net interest expense decreased from $49,000 in 2001 to $5,000 in 2002 due primarily to decreased borrowings under the Company's Loan Facility, cash provided from large reductions in Inventory and Accounts Receivable and significantly lower effective interest rates on borrowings.

The Company's effective income tax rate in calculating a possible benefit based on the loss for the quarter in 2002 would have been 38% or a total benefit of $138,000, but as result of a Company decision to provide an offsetting tax valuation allowance to cover the amount of the net deferred tax asset, the net benefit was reduced to $0. The Company has provided the tax allowance as a result of the uncertainty that the Company will generate sufficient income in the future to fully or partially realize the net deferred tax asset of approximately $1,184,000 at December 31, 2001 along with the additional $138,000 added in this quarter. The 38% income tax rate effective in 2002 (before applying the tax allowance) is compared to an effective rate of 42.7% in 2001. The difference in rates is attributable to the effect of state net operating losses in the various states in which the entity operates.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's requirements for capital are to fund (I) sales growth, (ii) financing for acquisitions, (iii) repurchase of stock, and (iv) capital expenditures mainly related to (a) business system upgrades and (b) the purchase of machinery and equipment in order to streamline receiving, shipping, and packaging operations. The Company's primary sources of financing during the twelve months ended March 31, 2002 were cash flow from reductions in Accounts Receivable and Inventory, principal payments of Notes Receivable related to the disposition of the discontinued operations (Battery Network and Tauber) and bank borrowings.

The Company's working capital as of March 31, 2002 and 2001 were $2,243,000 and $5,781,000, respectively. Net cash provided by operating activities for the three months ended March 31, 2002 and 2001 were $926,000 and $1,008,000, respectively. In 2002, the Company lost cash from operations of $158,000 from its net loss of $362,000 as adjusted for non-cash items of depreciation and amortization of $122,000 and bad debt provision of $82,000. Cash provided from changes in assets and liabilities of $1,084,000 resulted from net decreases in accounts receivable of $700,000 and inventory of $306,000 and an increase in accounts payable and accrued expenses of $173,000 less an increase in prepaid expenses and other assets of $94,000. In 2001, the Company was able to provide cash from operations of $93,000 from its net loss of $106,000 as adjusted for non-cash items of depreciation and amortization of $163,000 and a bad debt provision of $36,000. Cash provided from changes in assets and liabilities totaled $915,000 resulting from net decreases in accounts receivable of $1,450,000, inventory of $792,000 and prepaid expenses and other assets of $58,000 less a decrease in accounts payable and accrued expenses of $1,385,000.

Net cash provided by investing activities for the three months ended March 31, 2002 was $36,000 resulting from note principal payments received of approximately $43,000 relating to the sale of the discontinued operations (Battery Network and Tauber), offset in part by the purchase of property and equipment in the amount of $7,000. Net cash used in investing activities for the three months ended March 31, 2001 was $57,000 from purchase of property and equipment of $77,000 offset in part by note principal payments of $20,000 relating to the sale of Battery Network.

Cash used in financing activities for the three months ended March 31, 2002 was $1,134,000 and was principally used for $1,115,000 net payments under the Revolver Loan, net reductions in capital leases of $14,000 and $5,000 for the repurchase of the Company's common stock. Cash used in financing activities for the three months ended March 31, 2001 of $884,000 was principally for $726,000 net payments under the Revolver Loan and $150,000 under the Term Loan and $8,000 for the issuance of common stock. The Company had cash and cash equivalents of approximately $476,000 on March 31, 2002.

The Company entered into a Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997, as subsequently amended March 30, 2001, (the "Loan Facility"), with IBJ Whitehall-Financial Group (formerly known as IBJ Schroder Bank and Trust Company), as agent ("IBJ"). The Loan Facility consists of a $3,000,000 Term Loan (the "Term Loan") payable in 35 monthly installments of $50,000 each with the balance to be paid at maturity and a Revolving Credit Facility (the "Revolver Loan") of up to $10,000,000 to be advanced at the rate of 80% of eligible accounts receivable and 50% of inventories. The Loan Facility is secured by a pledge of the assets of the borrowers and a pledge of the outstanding capital stock of the subsidiaries of the Company. On August 14, 2001, the Company entered into an amended credit agreement and at management's request, the loan agreement was also amended to reduce the revolving credit facility to $5,000,000 (less an undrawn availability of $800,000 to be maintained at all times). The interest rate was increased to the sum of the alternate base rate (as defined) plus .75% with respect to domestic rate loans or the sum of the Eurodollar rate plus 2-1/2% with respect to Eurodollar rate loans. The Loan Facility contains covenants that include maintenance of certain financial ratios, amounts of earnings before interest, taxes and depreciation (EBITDA) as defined, and net worth as well as other affirmative and negative covenants. On March 21, 2002, the Company entered into an amended credit agreement whereby the non-compliance at December 31, 2001 of a covenant was waived and new financial covenants were negotiated through December 31, 2002, which reflected our current projections at the time. As part of the agreement or advance rate for borrowing on eligible inventory was lowered from 50% to 40%. Additionally, the Loan Facility was extended for an additional one-year period through January 7,

2004 and new financial covenants were negotiated through December 31, 2003. As of March 31, 2002 the Company was in compliance with its covenants.

There were no amounts outstanding under the credit facility as of March 31, 2002.

The Company estimates that it will incur capital expenditures of approximately $200,000 during the twelve months ended March 31, 2003, principally for business system upgrades and to purchase machinery and equipment needed to enhance its warehousing, distribution and assembly operations.

Based upon its present plans, management believes that operating cash flow, available cash and available credit resources will be adequate to make the repayments of indebtedness described herein and to meet the working capital cash and capital expenditure needs of the Company during the twelve months ending March 31, 2003.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - The Company's only financial instruments with interest rate risk exposure are revolving credit borrowings, which had no balance outstanding at March 31, 2002. Accordingly, based on having no financial instrument borrowings outstanding with interest rate risk exposure, a change of one percent in the interest rate would cause no change in interest expense for the three months ended March 31, 2002.

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

FORWARD LOOKING STATEMENTS

Some of the information presented in this quarterly report constitutes forward-looking statements within the meaning of the private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about management's expectations for fiscal year 2002 and beyond, are forward looking statements and involve various risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge, there can be no assurance that actual results will not differ materially from the Company's expectations. Factors that could cause the actual results to differ materially from expectations are discussed in the Company's Annual Report on Form 10-K and in other filings with the Securities and Exchange Commission.

                                     PART II

                                OTHER INFORMATION




ITEM 5. OTHER INFORMATION

We plan to conduct our annual meeting of our shareholders on June 11, 2002 at the corporate offices located at 1840 County Line Road Huntingdon Valley, Pennsylvania 19006. Our last annual meeting of shareholders was held September 10, 2001.

The deadline for submitting shareholder proposals to be included in our proxy materials for our 2002 annual meeting of shareholders was April 25,2002. The deadline for the submission of shareholders proposals for inclusion in our proxy statement for our 2002 annual meeting of shareholders was not affected by our recent decision to move the 2002 annual meeting of shareholders to June 11, 2002. However, any shareholder proposals to be presented at the 2002 annual meeting, but not included in our proxy material, consideration should be sent directly to the Corporate Secretary at the above address on or before May 20, 2002. If proposals are not received by that date the Company will be allowed to use its discretionary voting authority when the proposal is raised at the annual meeting, without any discussion of the matter in its proxy statement.

More information will be forthcoming in our notice of shareholders meeting and proxy statement, which will be issued on or around May 15, 2002.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             By: /s/ Stephen Rade
                                                 -----------------------
Date:  May 14, 2002                              Stephen Rade
                                                 Chief Executive Officer



                                             By: /s/ Ronald E. Badke
                                                 -----------------------
Date:  May 14, 2002                              Ronald E. Badke
                                                 Chief Financial Officer