Form 10-Q
period 2002-06-30
WIRELESS XCESSORIES GROUP INC
filed 2002-08-14
CIK 1005504

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

                  For the quarterly period ended June 30, 2002

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

                                 (215) 322-4600
              (Registrant's telephone number, including area code)

                                       N/A
                     (Former name, former address and former
                       fiscal year, If changed since last
                                     report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 31, 2002, there were 5,222,080 shares of the registrant's Common Stock, par value $.001 per share, outstanding.

================================================================================

                         WIRELESS XCESSORIES GROUP, INC.
                  FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2002

                                      INDEX


PART I.       FINANCIAL INFORMATION

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS

                Consolidated Condensed Balance Sheet June 30, 2002
                (unaudited) and December 31, 2001............................. 3

                Consolidated Condensed Statements of Operations for the
                three And six months ended June 30, 2002 and 2001.
                (unaudited)................................................... 4

                Consolidated Statements of Cash Flows for the six months
                ended June 30, 2002 and 2001
                (unaudited)................................................... 5

                Notes to Consolidated Condensed Financial Statements.......... 6

ITEM 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................... 8

ITEM 3.         Quantitative and Qualitative Disclosures about Market
                Risk..........................................................11



PART II. OTHER INFORMATION


ITEM 1.         Legal proceedings.............................................12

ITEM 2.         Changes in Securities and Use of Proceeds.....................12

ITEM 3.         Defaults upon Senior Securities...............................12

ITEM 4.         Submission of Matters to a vote of Security Holders...........12

ITEM 5.         Other Information.............................................12

ITEM 6.         Exhibits and reports on Form 8-K..............................13



                Signatures....................................................14

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         WIRELESS XCESSORIES GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                              ASSETS                                         December 31,    June 30,
                                                                                 2001          2002
                                                                             -----------     --------
                                                                                            (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                     $    648      $    393
Accounts receivable (net of allowance of                                         2,132         1,154
$432 and $519, respectively)
Inventories                                                                      1,807         1,739
Refundable income taxes                                                            583           583
Prepaid expenses and other current assets                                          161           139
Current portion- notes receivable                                                  207           189
                                                                              --------      --------

                     Total Current Assets                                        5,538         4,197

PROPERTY AND EQUIPMENT - Net                                                     1,220           982

OTHER ASSETS                                                                       460           384
                                                                              --------      --------

TOTAL  ASSETS                                                                 $  7,218      $  5,563
                                                                              ========      ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt                                             $     57      $     52
Bank overdraft                                                                     186           149
Accounts payable                                                                   419           565
Net liabilities on disposal of discontinued operations                             103            58
Accrued payroll and related benefits                                               139            89
Amounts due to officer                                                             274           240
Rent and related obligation                                                        164            87
Other accrued expense                                                              584           315
                                                                              --------      --------
                    Total Current Liabilities                                    1,926         1,555

LONG-TERM DEBT                                                                   1,155           296

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.001, 1,000,000 shares authorized, no shares issued or outstanding
Common Stock, par value $.001, 10,000,000 shares authorized, 5,222,080 issued        5             5
Additional paid - in capital                                                    11,331        11,331
Accumulated deficit                                                             (7,167)       (7,577)
Treasury Stock at cost 115,700 and 175,200 shares                                  (32)          (47)
                                                                              --------      --------
            Total Stockholders' Equity                                           4,137         3,712
                                                                              --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  7,218      $  5,563
                                                                              ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         WIRELESS XCESSORIES GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  Three Months Ended June 30         Six Months Ended June 30
                                                                  --------------------------         ------------------------

                                                                     2001             2002             2001             2002
                                                                 -----------      -----------      -----------      -----------
NET SALES                                                        $     4,897      $     3,644      $    10,752      $     7,158
COST OF SALES                                                          2,789            1,932            5,948            3,970
                                                                 -----------      -----------      -----------      -----------

         Gross profit                                                  2,108            1,712            4,804            3,188

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                           2,528            1,755            5,360            3,588
INTEREST EXPENSE, net                                                     30                5               79               10
                                                                 -----------      -----------      -----------      -----------
          (Loss) before income taxes                                    (450)             (48)            (635)            (410)
INCOME TAX (BENEFIT)                                                    (159)             (--)            (238)            --
                                                                 -----------      -----------      -----------      -----------
          Net(Loss)                                              $      (291)     $       (48)     $      (397)     $      (410)
                                                                 ===========      ===========      ===========      ===========
(Loss) per common share- Basic and Diluted                       $      (.06)     $      (.01)     $      (.08)     $      (.08)
                                                                 ===========      ===========      ===========      ===========
Basic and Diluted weighted average common shares outstanding       5,197,009        5,079,799        5,207,320        5,103,432
                                                                 ===========      ===========      ===========      ===========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                         WIRELESS XCESSORIES GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           Six Months Ended June 30
                                                                             2001            2002
                                                                            -------         -------

OPERATING ACTIVITIES:
Net (Loss)                                                                  $  (397)        $  (410)
Adjustments to reconcile net (loss) to cash
       provided by operating activities-
          Depreciation and amortization                                         316             262
          Provision for doubtful account                                         66              87
Changes in assets and liabilities, net of effects from dispositions:
          Accounts receivable                                                 1,847             890
          Inventories                                                         1,524              68
          Prepaid expenses and other assets                                     137               3
          Accounts payable and accrued expenses                              (1,713)           (367)
                                                                            -------         -------
Net cash provided by operating
activities                                                                    1,780             533
                                                                            -------         -------
INVESTING ACTIVITIES:
Purchase of property and equipment                                              (98)             (9)
Principal payments on notes receivables                                          38              99
                                                                            -------         -------
Net cash (used in) provided by investing activities                             (60)             90
                                                                            -------         -------


FINANCING ACTIVITIES:
Net payment on borrowings                                                    (1,927)           (863)
Repurchase of company stock                                                     (18)            (15)
                                                                            -------         -------
Net cash (used in) financing activities                                      (1,945)           (878)
                                                                            -------         -------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (225)           (255)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  501             648
                                                                            -------         -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        276             393
                                                                            =======         =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for-
          Interest                                                          $    67         $    12
                                                                            =======         =======

          Income taxes net of refunds                                       $    69         $     0
                                                                            =======         =======

              The accompanying notes are an integral part of these
                        consolidated financial statements

                         WIRELESS XCESSORIES GROUP, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The consolidated condensed financial statements included herein have been prepared by the management of Wireless Xcessories Group, Inc. ("Wireless Xcessories" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results for the full year. Prior year amounts have been reclassified to conform with current period presentations.

2. COMPANY OPERATIONS

On March 13, 2001, effective March 1, 2001, Advanced Fox Antenna, Inc. (Advanced
Fox), Cliffco of Tampa Bay, Inc. (Cliffco), and AccessorySolutions.Com, Inc. (Accessory Solutions) together (the "Wireless Product Segment") entered into an agreement to combine and merge with and into Wireless Xcessories Group, Inc. with Wireless Xcessories Group, Inc. being the surviving Company. In October, 2001 the Company decided to shut down its Tampa Bay facility (former headquarters of Cliffco of Tampa Bay, Inc) and subsequently completed the merger of its remaining operations into the corporate headquarters in Huntingdon Valley, Pennsylvania. With the decision to close the Cliffco operation and merge its operation into Wireless Xcessories Group the Company evaluated the net realizable value of net assets of the Cliffco business and in particular its trade name. In connection, with this evaluation the Company determined that the unamortized excess of cost over net assets acquired at September 30, 2001 was not realizable and therefore, recognized a related impairment charge of $876,508 in the quarter ended September 30, 2001 financial results. Earlier in the year the Company became involved in litigation brought by the landlord of the Tampa Bay facility for amounts purportedly owed as a result of the Company's decision to shut down its leased facility in December, 2001. On July 31, 2002 the parties came to an out of court monetary settlement with the landlord relating to the lease and its termination and related financial claims against the Company. The settlement, which totals approximately $102,000, was fully accrued for in the prior year and provides for two installments payable by August 31, 2002.

3. LOAN FACILITY

The Company entered into a Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997, (the "Loan Facility"), with IBJ Whitehall-Financial Group (formerly known as IBJ Schroder Bank and Trust Company), as agent ("IBJ"). The Loan Facility, which expires on January 7, 2004, consisted of a Term Loan facility (which was paid off in full effective in June, 2001) and a Revolving credit facility (the "Revolver Loan"). Currently, the Company under the Revolver Loan facility may borrow up to $5,000,000 (less an undrawn availability of $800,000 to be maintained at all times) to be advanced at the rate of 80% of eligible accounts receivable and 40% of inventories. The Loan Facility is secured by a pledge of the assets of the borrowers and a pledge of the outstanding capital stock of the subsidiaries of the Company. The interest rate on borrowings under the Loan Facility is equal to the sum of the alternate base rate (as defined) plus .75% with respect to domestic rate loans or the sum of the Eurodollar rate plus 2-1/2% with respect to Eurodollar rate loans. The Loan Facility contains covenants that include maintenance of certain financial ratios, amounts of earnings before interest, taxes and depreciation (EBITDA) as defined, and net worth as well as other affirmative and negative covenants. As of June 30, 2002, the Company was in compliance with its covenants. There was a total of $279,507 outstanding under the credit facility as of June 30, 2002.

4. STOCK REPURCHASE PROGRAM

On January 11, 2001, the Board of Directors approved a stock buy back plan whereby the Company will repurchase a total of up to 500,000 shares of common stock at a total cost not to exceed $250,000 through July 20, 2001. The Company has extended the buyback period to July 21, 2003. Through June 30, 2002, the Company had repurchased 175,200 shares at an average approximate price of $.27 per share, recorded at cost as Treasury Stock in the accompanying balance sheet as at June 30, 2002.

5. EARNINGS PER SHARE

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The calculation of basic and diluted earnings per share ("EPS") is reflected on the accompanying Consolidated Statement of Operations.

Options to purchase 318,605 and 340,652 shares with the exercise prices ranging $1.063 to $4.50 and $.28 to $4.44 were outstanding at June 30, 2001 and June 30, 2002, respectively. There were no Warrants to purchase shares outstanding as of June 30, 2002. Because of losses incurred during the three and six months ended June 30, 2001 and June 30, 2002, the impact of outstanding warrants and options were not considered because the effect is anti-dilutive.

On March 12, 2002, the Board of Directors granted stock options to certain directors to acquire 51,000 shares of common stock of the Company at an option price equal to the fair market price on the date of the grant.

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements. The significant policies that we believe are most critical to aid in fully understanding our reported financial results are the following:

Inventories - Inventories, which consist solely of finished goods, are carried at the lower of cost, determined on a first-out basis (FIFO), or market value. We periodically review our inventory for discontinued excess inventory as part of our effort to focus on targeted core products and the difficulties of moving older product in a sluggish and continued lower price market. We appropriately take non-cash charges for write-down of discontinued or excess inventory to reflect its proper value.

Revenue Recognition-Revenue is recognized at the time of shipment. Revenue related to the web site vendor agreements at AccessorySolutions.com, Inc. are recognized ratably over the related contract period.

6. CONTINGENCY

The Company was notified in the fall of 2000 that certain of its products might have infringed the patents of an original equipment manufacturer (OEM). We have discontinued the sale of such products in question, and in early 2001 developed alternative products to meet our customer's needs that we believe do not infringe. Several other distributors have either settled or are in the process of litigating similar claims with the OEM. We have outside counsel to assist us in resolving all financial issues relating to our sales prior to the discontinuance of alleged patent infringement. At this point, we are involved in the information discovery phase with the OEM, which hopefully will lead to a reasonable settlement of any and all outstanding issues. The amount of any claim is unknown at this time and management cannot reasonably assess our liability exposure. We believe that the possibility of an unfavorable outcome will not have a material adverse effect on our financial position.

7. NEW ACCOUNTING PRONOUNCEMENTS

In April, 2002, the FASB issued SFAS No. 145, "Recission of FASB statements No. 4,44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). The rescission of FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt" applies to us. FASB No. 4 required that gains and losses from extinguishments of debt were included in the determination of net income be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS 145 is effective for our fiscal year beginning January 1, 2003. Effective January 1, 2003, pursuant to SFAS 145, the treatment of the early extinguishments of debt will be included in "other expenses" in the financial statements. Currently, the Company is assessing, but has not yet determined, how the adoption of SFAS 145 will impact its financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The following table represents the Company's statement of operations data expressed as a percentage of net sales for the respective periods:


                                               Three Months Ended June 30       Six Months Ended June 30
                                                    2001        2002                2001        2002
                                                   -----       -----               -----       -----
Net Sales                                          100.0%      100.0%              100.0%      100.0%
Cost of Sales                                       57.0        53.0                55.3        55.5
                                                   -----       -----               -----       -----
Gross Profit                                        43.0        47.0                44.7        44.5
Selling, General and administrative Expenses        51.6        48.2                49.9        50.1
Interest Expense, net                                0.6         0.1                 0.7         0.1
                                                   -----       -----               -----       -----
Net (Loss) before Income Tax  (Benefit)             (9.2)       (1.3)               (5.9)       (5.7)
Income Tax (Benefit)                                (3.2)        0.0                (2.2)        0.0
                                                   -----       -----               -----       -----

Net (Loss)                                          (6.0)%      (1.3)%              (3.7)%      (5.7)%
                                                   =====       =====               =====       =====

Three Months Ended June 30, 2002 ("2002") Compared to Three Months ended June
-----------------------------------------------------------------------------
30, 2001 ("2001").
------------------

Net sales decreased by $1.3 million or 26% from $4.9 million in 2001 to $3.6 million in 2002. Sales continued to be negatively effected by the reduced market demand for new cellular phones and its resultant effect on after market accessory sales, coupled with a continuing industry trend toward significantly lower pricing per accessory unit sold. These market factors, along with the loss of two major customers and reduced sales to two other key customers, combined to more than offset additional sales obtained from new customers and selected new product offerings.

Gross profit decreased by $.4 million from $2.1 million in 2001 to $1.7 million in 2002, but as a percentage of sales increased from 43.0% to 47.0%. The percentage improvement was due to increased pricing and reductions in packaging services and incentives to selected lower margin customers, favorable margins on newer product mix, negotiated price reductions from some key vendors and significant reductions in freight costs to customers. These factors more than offset the overall continuing industry trend toward significantly lower pricing per accessory unit sold and related squeeze on margins.

Selling, general and administrative (SG&A) expenses decreased approximately $775,000 from $2.530 million in 2001 to $1.755 million in 2002, or 30.6%, and as a percentage of sales, decreased from 51.6% in 2001 to 48.2% in 2002. This reduction in SG&A expenses was primarily a result of the Company's continuous cost cutting program, aided by the consolidation of the Company's warehouse and sales, accounting and most of its administrative functions during the last nine months of 2001 (Cliffco consolidation and shut-down). This resulted in major reductions in areas such as advertising, printing and photography, professional fees, bank fees corporate related expenses, postage and telephone cost, leased and rented equipment expenses, financial and administrative expense, insurance and office and warehouse supplies. In addition, the Company was able to reduce its warehouse, packaging and shipping labor and related expense at a percentage that is in excess of the sales decline percentage for the quarter due to reduced packaging services offered to customers, the effect of having an increased percentage of our product offerings pre-packaged by our vendors at lower cost, and a larger percentage of our product dropped shipped direct from our vendors to our customers. On the other hand certain costs such as occupancy are more fixed in nature and were reduced at a much lower percentage than our sales decline.

Net interest expense decreased from $30,000 in 2001 to $5,000 in 2002 due primarily to substantially decreased borrowings under the Company's Loan Facility, coupled with significantly lower effective interest rates.

The Company's effective income tax rate in calculating a possible benefit based on the loss for the quarter in 2002 would have been 38% or a total benefit of $18,000 but as result of a Company decision to provide an offsetting tax valuation allowance to cover the amount of the net deferred tax asset, the net benefit was reduced to $0. The Company has provided the tax allowance as a result of the uncertainty that the Company will generate sufficient income in the future to fully or partially realize the net deferred tax asset of approximately $1,322,000 at March 31, 2002 along with the additional $18,000 added in this quarter. The 38% income tax rate effective in 2002 (before applying the tax allowance) is compared to an effective rate of 35.0% in 2001. The difference in rates is attributable to the effect of state net operating losses in the various states in which the entity operates.

Six Months Ended June 30, 2002 ("2002") Compared to Six Months ended June 30,
-----------------------------------------------------------------------------
2001 ("2001").
--------------

Net sales decreased by $3.6 million or 33%, from $10.8 million in 2001 to $7.2 million in 2002. Sales continued to be negatively effected by the reduced market demand for new cellular phones and its resultant effect on after market accessory sales, coupled with a continuing industry trend toward significantly lower pricing per accessory unit sold. These market factors, along with the loss of three major customers (one of which has resumed ordering product from us in April, 2002), and reduced sales to two other key customers, combined to more than offset Company efforts to replace the lost volume including additional sales obtained from new customers and selected new product offerings.

Gross profit decreased by $1.6 million from $4.8 million in 2001 to $3.2 million in 2002 and as a percentage of sales decreased slightly from 44.7% to 44.5%. The slight drop in percentage for the six months was a result of increased pricing and/ reductions in packaging services and incentives to selected lower margin customers, the loss of certain lower margin customers, favorable margins on selected newer products, negotiated price reductions from some key vendors and significant reductions in freight costs to customers. These actions helped to lessen the impact of the still highly competitive market and the continued industry trend toward significantly lower pricing per accessory unit sold and its resultant squeeze on gross margin.

Selling, general and administrative (SG&A) expenses decreased approximately $1,800,000 from $5.4 million in 2001 to $3.6 million in 2002, or 33.3%, but as a percentage of sales, increased slightly from 49.9% in 2001 to 50.1% in 2002. The $1,800,000 reduction in SG&A expenses was primarily a result of the Company's continuous cost cutting program, aided by the consolidation of the Company's warehouse and sales, accounting and most of its administrative functions during the last nine months of 2001 (Cliffco consolidation and shut-down). This resulted in major reductions in areas such as expenses, professional fees, bank fees and warehouse, office and accounting salary expense, insurance and office and warehouse supplies.

Net interest expense decreased from $79,000 in 2001 to $10,000 in 2002 due primarily to decreased borrowings under the Company's Loan Facility, coupled with significantly lower effective interest rates.

The Company's effective income tax rate in calculating a possible benefit based on the loss for the quarter in 2002 would have been 38% or a total benefit of $156,000, but as result of a Company decision to provide an offsetting tax valuation allowance to cover the amount of the net deferred tax asset, the net benefit was reduced to $0. The Company has provided the tax allowance as a result of the uncertainty that the Company will generate sufficient income in the future to fully or partially realize the net deferred tax asset of approximately $1,184,000 at December 31, 2001 along with the additional $156,000 added in the six months ended June 30, 2002. The 38% income tax rate effective in 2002 (before applying the tax allowance) is the same effective rate used in 2001. The difference in rates is attributable to the effect of state net operating losses in the various states in which the entity operates.

                        LIQUIDITY AND CAPITAL RESOURCES:

The Company's requirements for capital are to fund (I) sales growth, (ii) financing for possible acquisitions, (iii) repurchase of stock, and (iv) capital expenditures mainly related to business system upgrades. The Company's primary sources of financing during the twelve months ended June 30, 2002 were cash flow from reductions in Accounts Receivable and Inventory, principal payments of Notes Receivable related to the disposition of the discontinued operations (Battery Network and Tauber) and bank borrowings.

The Company's working capital as of June 30, 2002 and 2001 were $2,642,000 and $4,751,000, respectively. Net cash provided by operating activities for the six months ended June 30, 2002 and 2001 were $533,000 and $1,780,000, respectively. In 2002, the Company lost cash from operations of $61,000 from its net loss of $410,000 as adjusted for non-cash items of depreciation and amortization of $262,000 and bad debt provision of $87,000. Cash provided from changes in assets and liabilities of $594,000 resulted from net decreases in accounts receivable of $890,000, inventory of $68,000 less a decrease in accounts payable and accrued expenses of $367,000. In 2001, The Company lost cash from operations of $15,000 from its net loss of $397,000 as adjusted for non-cash items of depreciation and amortization of $316,000 and a bad debt provision of $66,000. Cash provided from changes in assets and liabilities totaled $1,795,000 resulting from net decreases in accounts receivable of $1,847,000, inventory of $1,524,000 and prepaid expenses and other assets of $137,000 less a decrease in accounts payable and accrued expenses of $1,713,000.

Net cash provided by investing activities for the six months ended June 30, 2002 was $90,000 resulting from note principal payments received of approximately $99,000 relating to the sale of the discontinued operations (Battery Network and Tauber), offset in part by the purchase of property and equipment in the amount of $9,000. Net cash used in investing activities for the six months ended June 30, 2001 was $60,000 from purchase of property and equipment of $98,000 offset in part by note principal payments of $38,000 relating to the sale of Battery Network.

Cash used in financing activities for the six months ended June 30, 2002 was $878,000 and was principally used for $835,000 net payments under the Revolver Loan, net reductions in capital leases of $28,000 and $15,000 for the repurchase of the Company's common stock. Cash used in financing activities for the six months ended June 30, 2001 of $1,945,000 and was principally used for $1,788,000 net payments under the Revolver Loan, and $139,000 to pay off the Term Loans and $18,000 for the repurchase of the Company's common stock. The Company had cash and cash equivalents of approximately $393,000 on June 30, 2002.

The Company entered into a Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997, (the "Loan Facility"), with IBJ Whitehall-Financial Group (formerly known as IBJ Schroder Bank and Trust Company), as agent ("IBJ"). The Loan Facility which expires on January 7, 2004, consisted of a Term Loan facility (which was paid off in full effective in June, 2001) and a Revolving credit facility (the "Revolver Loan"). Currently, the Company under the Revolver Loan facility may borrow up to $5,000,000 (less an undrawn availability of $800,000 to be maintained at all times) to be advanced at the rate of 80% of eligible accounts receivable and 40% of inventories. The Loan Facility is secured by a pledge of the assets of the borrowers and a pledge of the outstanding capital stock of the subsidiaries of the Company. The interest rate on borrowings under the Loan Facility is equal to the sum of the alternate base rate (as defined) plus .75% with respect to domestic rate loans or the sum of the Eurodollar rate plus 2-1/2% with respect to Eurodollar rate loans. The Loan Facility contains covenants that include maintenance of certain financial ratios, amounts of earnings before interest, taxes and depreciation (EBITDA) as defined, and net worth as well as other affirmative and negative covenants. As of June 30, 2002, the Company was in compliance with its covenants. There was a total of $279,507 outstanding under the credit facility as of June 30, 2002

The Company estimates that it will incur capital expenditures of approximately $200,000 during the twelve months ended June 30, 2003, principally for business system upgrades and to purchase machinery and equipment needed to enhance its warehousing, distribution and assembly operations.

Based upon its present plans, management believes that operating cash flow, available cash and available credit resources will be adequate to make the repayments of indebtedness described herein and to meet the working capital cash and capital expenditure needs of the Company during the twelve months ending June 30, 2003.

SEASONALITY AND INFLATION

Our quarterly operating results have fluctuated only to a limited extent in the past. However, with the discontinuation of the Battery Segment, it is likely that they will fluctuate significantly in the future with lower product revenues in the first and second quarters as compared with the third and fourth quarters. This fluctuation is due primarily to the lower demand for wireless accessories during the winter and spring months and higher demand during the December holiday season. Though in the fiscal year ended December 31, 2001, combined sales for the third and fourth quarters were less than the combined sales for the first and second quarters due to the poor cellular accessory market and loss of key customers. In addition, our net sales could be affected in the future by business acquisitions. The impact of inflation on the Company's operations has not been significant to date. However, a high rate of inflation in the future poses a risk to the Company and its ability to sustain its operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - The Company's only financial instruments with interest rate risk exposure are revolving credit borrowings, which total $279,507 at June 30, 2002. Based on this balance, a change of one percent in the interest rate would cause a change in interest expense for the six months ended June 30, 2002 of $1,387 or $0.0003 per share (or $0.00015 per share) net of income tax calculated using the Company's historical statutory rates, on an annual basis.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS
-------------------------------

FROM TIME TO TIME, THE COMPANY IS INVOLVED IN LITIGATION RELATING TO CLAIMS ARISING OUT OF ITS OPERATION IN THE NORMAL COURSE OF BUSINESS. THE COMPANY IS NOT INVOLVED IN ANY LEGAL PROCEEDINGS, WHICH WOULD, IN MANAGEMENT'S OPINION, HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS OR RESULTS OF OPERATIONS.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------

THERE HAVE BEEN NO CHANGES IN SECURITES DURING THE QUARTER ENDED JUNE 30, 2002.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
---------------------------------------------

THERE HAVE BEEN NO DEFAULTS BY THE COMPANY ON ANY SENIOR SECURITIES DURING THE QUARTER ENDED JUNE 30, 2002.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------------

AT THE ANNUAL MEETING OF SHAREHOLDERS HELD ON JUNE 11, 2002, PURSUANT TO THE NOTICE OF ANNUAL MEETING OF STOCKHOLDERS DATED MAY 8, 2002, THE FOLLOWING ACTIONS WERE TAKEN:

1. THE PROPOSAL TO ELECT, STEPHEN RADE, BRADLEY T. MCDONALD, ALLAN KALISH AND CHRISTOPHER C. COLE AND CHRISTOPHER F. MCCONNELL DIRECTORS TO HOLD OFFICE UNTIL THE 2002 ANNUAL MEETING OF STOCKHOLDERS AND UNTIL THEIR SUCCESSORS ARE ELECTED AND QUALIFIED WAS APPROVED AS FOLLOWS:
                    ALLAN KALISH, CHRISTOPHER C. COLE AND CHRISTOPHER F. MCCONNELL- (4,239,735 SHARES IN FAVOR, 263,148 SHARES AGAINST; AND NO SHARES ABSTAINED) BRADLEY T. MCDONALD- (4,199,535 SHARES IN FAVOR, 303,348 SHARES AGAINST; AND NO SHARES ABSTAINED) STEPHEN RADE- (4,239,535 SHARES IN FAVOR, 263,348 SHARES AGAINST; AND NO SHARES ABSTAINED)

2. THE PROPOSAL TO APPOINT BDO SEIDMAN LLP AS INDEPENDENT AUDITORS FOR THE COMPANY FOR THE FISCAL YEAR ENDING DECEMBER 31, 2002 WAS APPROVED (4,222,393 SHARES IN FAVOR: 62,700 SHARES AGAINST; AND 217,790 SHARES ABSTAINING.

NO OTHER MATTERS WERE SUBMITTED TO A VOTE OF THE COMPANY'S STOCKHOLDERS DURING THE SECOND QUARTER OF THE FISCAL YEAR COVERED BY THIS REPORT THROUGH THE SOLICITATION OF PROXIES OR OTHERWISE.


ITEM 5.        OTHER INFORMATION
--------------------------------

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        (a)    Exhibits

               99.1    Statement under oath of principal executive officer.

               99.2    Statement under oath of principal financial officer.



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