Form 10QSB
period 2002-09-30
WIRELESS XCESSORIES GROUP INC
filed 2002-11-15
CIK 1005504

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACTS OF 1934

                For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 31, 2002, there were 4,994,880 shares of the registrant's Common Stock, par value $.001 per share, outstanding.

                         WIRELESS XCESSORIES GROUP, INC.
               FORM 10-Q FOR THE PERIOD ENDED  SEPTEMBER 30, 2002

                                      INDEX


<BTB>
PART I.   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

              Consolidated  Condensed  Balance  Sheet  September 30, 2002
              (unaudited) and December  31,  2001                                         3

              Consolidated Condensed Statements of Operations for the three
              And nine months ended September 30, 2002 and 2001.
              (unaudited)                                                                 4

              Consolidated Statements of Cash Flows for the nine months
              ended September 30, 2002 and 2001
              (unaudited)                                                                 5

              Notes to Consolidated Condensed Financial Statements                        6

ITEM 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                       8

ITEM 3.       Quantitative and Qualitative Disclosures about Market
              Risk.                                                                      12

PART II. OTHER INFORMATION

ITEM 1.       Legal Proceedings                                                          13

ITEM 2.       Changes in Securities and Use of Proceeds                                  13

ITEM 3.       Defaults upon Senior Securities                                            13

ITEM 4.       Submission of Matters to a vote of Security Holders                        13

ITEM 5.       Other information                                                          13

ITEM 6.       Exhibits and reports on Form 8-K                                           13

              Signatures                                                                 14

                                     PART I

                              FINANCIAL INFORMATION
ITEM  1.                    CONSOLIDATED  FINANCIAL  STATEMENTS

                         WIRELESS XCESSORIES GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

<BTB>

                                                             December 31,       September 30,
                                                                 2001                2002
                                                            -------------       -------------
                                                                                 (unaudited)
ASSETS:
Cash and cash equivalents                                         $   648           $     624
Accounts receivable (net of allowance of                            2,132               1,100
$432 and $587, respectively)
Inventories                                                         1,807               1,266
Refundable income taxes                                               583                 583
Prepaid expenses and other current assets                             161                      170
Current portion- notes receivable                                     207                      183
                                                            -------------       -------------
    Total Current Assets                                            5,538               3,926

PROPERTY AND EQUIPMENT - Net                                        1,220                 884

NOTES RECEIVABLE - NET OF CURRENT PORTION                             336                 215

OTHER ASSETS                                                          124                 100
                                                            -------------       -------------
TOTAL ASSETS                                                      $ 7,218           $   5,125
                                                            =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt                                 $    57           $     42
Bank overdraft                                                        186                158
Accounts payable                                                      419                487
Net liabilities on disposal of discontinued operations                103                     58
Accrued payroll and related benefits                                  139                 83
Amounts due to officer                                                274                212
Rent and related obligation                                           164                      0
Other accrued expense                                                 584                273
                                                            -------------       -------------
   Total Current Liabilities                                        1,926              1,313
                                                            -------------       -------------
  LONG-TERM DEBT                                                    1,155                 13
                                                            -------------       -------------
STOCKHOLDERS' EQUITY
 Preferred stock, par value $0.001, 1,000,000 shares
 authorized, no shares issued or outstanding
 Common Stock, par value $.001, 10,000,000 shares
 authorized, 5,222,080 issued                                           5                 5
 Additional paid - in capital                                      11,331            11,331
 Accumulated deficit                                               (7,167)           (7,478)
 Treasury Stock at cost 115,700 and 227,200 shares                    (32)                   (59)
                                                            -------------       -------------
   Total Stockholders' Equity                                       4,137                 3,799
                                                            -------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 7,218            $ 5,125
                                                            =============       =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         WIRELESS XCESSORIES GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

<BTB>
                                                    Three Months Ended      Nine Months Ended
                                                      September  30           September  30
                                                  --------------------    ---------------------
                                                   2001         2002        2001         2002
                                                  --------    --------    ---------    --------
NET  SALES                                         $ 4,867    $ 3,657     $  15,619    $ 10,815
COST  OF  SALES                                      2,931      1,968         8,879       5,938
                                                  --------    --------    ---------    --------
Gross  profit                                        1,936      1,689         6,740       4,877

SELLING,  GENERAL  AND  ADMINISTRATIVE EXPENSES      3,315      1,592         8,675       5,180
INTEREST  EXPENSE  (Income),  net                       21         (1)          100           9
                                                  --------    --------    ---------    --------
     (Loss)  Income  before  income  taxes          (1,400)        98        (2,035)       (312)

INCOME  TAX (BENEFIT)                                 (174)      (---)         (412)        ---
                                                  --------    --------    ---------    --------

Net  (Loss)  Income                               $ (1,226)   $    98       $(1,623)    $  (312)
                                                  ========    ========    =========     =======
(Loss)  Income per  common  share-  Basic
and Diluted                                       $   (.24)   $   .02       $  (.31)    $  (.06)
                                                  ========    ========    =========     =======
Basic  and  Diluted  weighted  average  common
shares outstanding                               5,175,005  5,031,805      5,196,430   5,079,294
                                                 =========  =========     ==========  =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         WIRELESS XCESSORIES GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                    Nine Months Ended September 30
                                                                         2001            2002
                                                                    ---------------  -------------
OPERATING  ACTIVITIES:

Net ( Loss)                                                           $(1,623)           $(312)
Adjustments to reconcile net (loss) to cash
  provided by operating activities-
   Depreciation and amortization                                          466              375
   Provision for doubtful account                                          77              116
   Income tax refund                                                     (137)             ---
   Impairment of excess of  cost over net assets acquired                 876                  ---

Changes in assets and liabilities:

   Accounts receivable                                                  1,842              916
   Inventories                                                          2,302              542
   Prepaid expenses and other assets                                      247               (7)
   Accounts payable and accrued expenses                               (1,952)            (598)
                                                                    ---------------  -------------
                                                                        2,098            1,032
                                                                    ---------------  -------------
Net cash provided by operating activities

INVESTING ACTIVITIES:
Purchase of property and equipment                                       (115)            (17)
Principal payments on notes receivables                                    55             145
                                                                    ---------------  -------------
Net cash (used in) provided by investing activities                       (60)            128
                                                                    ---------------  -------------
FINANCING ACTIVITIES:
Net payment on borrowings                                              (2,107)         (1,157)
Repurchase of company stock                                               (24)            (27)
                                                                    ---------------  -------------
Net cash (used in) financing activities                                (2,131)            (1,184)
                                                                    ---------------  -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       93             (24)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             501             648
                                                                    ---------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  408             624
                                                                    ===============  =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for-
  Interest                                                               $154             $31
                                                                    ===============  =============
  Income taxes                                                           $108             $ 0
                                                                    ===============  =============

                         WIRELESS XCESSORIES GROUP, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.  BASIS  OF  PRESENTATION

The consolidated condensed financial statements included herein have been prepared by the management of Wireless Xcessories Group, Inc. ("Wireless Xcessories" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results for the full year. Prior year amounts have been reclassified to conform with current period presentations.


2.  COMPANY  OPERATIONS

On March 13, 2001, effective March 1, 2001, Advanced Fox Antenna, Inc. (Advanced
Fox), Cliffco of Tampa Bay, Inc. (Cliffco), and AccessorySolutions.Com, Inc. (Accessory Solutions) together (the "Wireless Product Segment") entered into an agreement to combine and merge with and into Wireless Xcessories Group, Inc. with Wireless Xcessories Group, Inc. being the surviving Company. In October, 2001 the Company decided to shut down its Tampa Bay facility (former headquarters of Cliffco of Tampa Bay, Inc) and subsequently completed the merger of its remaining operations into the corporate headquarters in Huntingdon Valley, Pennsylvania. With the decision to close the Cliffco operation and merge its operation into Wireless Xcessories Group the Company evaluated the net realizable value of net assets of the Cliffco business and in particular its trade name. In connection, with this evaluation the Company determined that the unamortized excess of cost over net assets acquired at September 30, 2001 was not realizable and therefore, recognized a related impairment charge of $876,508 in the quarter ended September 30, 2001 financial results. Earlier in the year the Company became involved in litigation brought by the landlord of the Tampa Bay facility for amounts purportedly owed as a result of the Company's decision to shut down its leased facility in December, 2001. On July 31, 2002 the parties came to an out of court monetary settlement with the landlord relating to the lease and its termination and related financial claims against the Company. The settlement which totals approximately $102,000 has been fully reserved in prior reporting periods and was paid in two installments in August, 2002.

3.  LOAN  FACILITY

The Company entered into a Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997, (the "Loan Facility"), with IBJ Whitehall-Financial Group (formerly known as IBJ Schroder Bank and Trust Company), as agent ("IBJ"). During the September, 2002 quarter, IBJ sold its Asset Based Division, which included the Company's Revolving Credit, Term Loan and Security agreement to Webster Bank ("Webster"). In turn, the Company agreed to an assumption of its Revolving Credit, Term Loan and Security Agreement by Webster under the same terms and conditions as the "IBJ" agreement. The Loan Facility which expires on January 7, 2004, consisted of a Term Loan facility (which was paid off in full effective in June, 2001) and a Revolving credit facility (the "Revolver Loan"). Currently, the Company under the Revolver Loan facility may borrow up to $5,000,000 (less an undrawn availability of $800,000 to be maintained at all times) to be advanced at the rate of 80% of eligible accounts receivable and 40% of inventories. The Loan Facility is secured by a pledge of the assets of the borrowers and a pledge of the outstanding capital stock of the subsidiaries of the Company. The interest rate on borrowings under the Loan Facility is equal to the sum of the alternate base rate (as defined) plus .75% with respect to domestic rate loans or the sum of the Eurodollar rate plus 2-1/2% with respect to Eurodollar rate loans. The Loan Facility contains covenants that include maintenance of certain financial ratios, amounts of earnings before interest, taxes, depreciation, and amortization (EBITDA) as defined, and net worth as well as other affirmative and negative covenants. As of September 30, 2002 the Company was in compliance with its covenants. There was no debt outstanding under the credit facility as of September 30, 2002.

4.  STOCK  REPURCHASE  PROGRAM

On January 11, 2001, the Board of Directors approved a stock buy back plan whereby the Company will repurchase a total of up to 500,000 shares of common stock at a total cost not to exceed $250,000 through July 20, 2001. The Company has extended the buyback period to July 20, 2003. As of September 30, 2002, the Company had repurchased 227,200 shares at an average approximate price of $.26 share, recorded at cost as Treasury Stock in the accompanying balance sheet as at September 30, 2002.



5.  SEGMENT  DISCLOSURE

The Company operates in one business segment, referred to as the Wireless Products Segment, which distributes cellular telephone accessory products including batteries, chargers and antennas principally in North America. The Wireless Products Segment is headquartered in Huntingdon Valley, Pennsylvania and consists of Advanced Fox, Cliffco and AccessorySolutions. All revenue and essentially all long-lived assets were related to operations in the United States as of September 30, 2002 and during the periods presented.



6.  EARNINGS  PER  SHARE

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The calculation of basic and diluted earnings per share ("EPS") is reflected on the accompanying Consolidated Statement of Operations.

Options to purchase 330,612 and 327,632 shares with the exercise prices ranging $.375 to $4.50 and $.28 to $4.438 were outstanding at September 30, 2001 and September 30, 2002, respectively. There were no warrants to purchase shares outstanding as of September 30, 2002. Because of losses incurred during the three and nine months ended September 30, 2001 and for the nine months ended September 30, 2002, the impact of outstanding options was not considered because the effect is anti-dilutive. During the three months ended September 30,2002, the average market price of the Company's common stock was less than the exercise prices of the options and as a result, the options did not have a dilutive effect.

On March 12, 2002, the Board of Directors granted 51,000 stock options to certain directors of the Company at an option price equal to the fair market price on the date of the grant.


7.  CONTINGENCY

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

8.  NEW  ACCOUNTING  PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, "Recission of FASB statements No. 4,44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). The rescission of FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt" applies to us. FASB No. 4 required that gains and losses from extinguishments of debt were included in the determination of net income be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS 145 is effective for our fiscal year beginning January 1, 2003. Effective January 1, 2003, pursuant to SFAS 145, the treatment of the early extinguishments of debt will be included in "other expenses" in the financial statements. Currently, the Company is assessing, but has not yet determined, how the adoption of SFAS 145 is not expected to have a material impact on the company's financial position and results of operations.

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146, " Accounting for Costs Associated with Exit or Disposal Activities".

The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) is replaced by this Statement. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company's financial statement.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS:

The following table represents the Company's statement of operations data expressed as a percentage of net sales for the respective periods:

                                                   Three  Months  Ended    Nine  Months  Ended
                                                      September  30           September  30
                                                    2001       2002        2001        2002
                                                    ----       ----        ----        ----

Net  Sales                                        100.0%      100.0%      100.0%      100.0%
Cost of Sales                                       60.2       53.8        56.8        54.9
                                                  -------     ------      ------      ------
Gross Profit                                        39.8       46.2        43.2        45.1
Selling, General and administrative Expenses        68.1       43.5        55.5        47.9
Interest Expense (Income), net                       0.4        0.0         0.6         0.1
                                                  -------     ------      ------      ------
Net (Loss) income before Income Tax  (Benefit)     (28.8)       2.7       (13.0)       (2.9)
Income Tax (Benefit)                                (3.6)       0.0        (2.6)        0.0
                                                  -------     ------      ------      ------
Net (Loss) Income                                  (25.2)       2.7%      (10.4)%      (2.9)%
                                                  =======     ======      ======      ======

Three Months Ended September 30, 2002 ("2002") Compared to Three Months ended September 30, 2001 ("2001").

Net sales decreased by $1.2 million or 25% from $4.9 million in 2001 to $3.7 million in 2002. Sales continued to be negatively effected by the reduced market demand for new cellular phones and its resultant effect on after market accessory sales, coupled with a continuing industry trend toward significantly lower pricing per accessory unit sold. These market factors, along with the loss of two major customers and reduced sales to two other key customers, combined to more than offset additional sales obtained from promising new customers and selected new product offerings.

Gross profit decreased by $.2 million from $1.9 million in 2001 to $1.7 million in 2002 but gross profit as a percentage of sales increased from 39.8% to 46.2%. The improvement was due to increased pricing and/ reductions in packaging services and incentives to selected lower margin customers, favorable margins on newer product mix, negotiated price reductions from some key vendors and significant reductions in freight costs to customers. These factors more than offset the overall continuing industry trend toward significantly lower pricing per accessory unit sold and related squeeze on margins.

Selling, general and administrative (SG&A) expenses decreased approximately $1,723,000 from $3.3 million in 2001 to $1.6 million in 2002, or 52.0 %, and as a percentage of sales, decreased from 68.1% in 2001 to 43.5% in 2002. The $1,723,000 reduction in SG&A expenses was in part the result of the Company taking a one time charge of $876,000 in the September, 2001 quarter related to an impairment of its excess of cost over assets acquired related to the Cliffco operation. The balance of the decrease of approximately $ 850,000 was primarily a result of the Company's continuous cost cutting program, aided by the consolidation of the Company's warehouse and sales, accounting and most of its administrative functions during the last nine months of 2001 (Cliffco consolidation and shut-down). This resulted in major reductions in areas such as advertising, printing and photography, professional fees, bank fees, corporate related expenses, postage, and telephone cost, leased and rented equipment expenses, financial and administrative expense, insurance and office and warehouse supplies. In addition, the Company was able to reduce its warehouse, packaging and shipping labor and related expense at a much far in excess of the sales decline percentage for the quarter due to reduced packaging services offered to customers, the effect of having an increased percentage of our product offerings pre-packaged by our vendors at lower cost, and a larger percentage of our product dropped shipped direct from our vendors to our customers. On the other hand certain costs such as occupancy are more fixed in nature and were reduced at a much lower percentage than our sales decline.

Net interest expense (income) decreased from $21,000 in 2001 to $(1,000) in 2002 due primarily to substantially decreased borrowings under the Company's Loan Facility, coupled with significantly lower effective interest rates.

The Company's effective income tax rate in calculating an expense based on the net income for the quarter in 2002 would have been 38% or a total expense of $37,000 but as result of a Company decision to provide an offsetting tax valuation allowance to cover the amount of the net deferred tax asset, the net benefit was reduced to $0. The Company has provided the tax allowance as a result of the uncertainty that the Company will generate sufficient income in the future to fully or partially realize the net deferred tax asset of approximately $1,322,000 at September 30, 2002 along with the additional $37,000 added in this quarter. The 38% income tax rate effective in 2002 (before applying the tax allowance) is compared to an effective rate of 35.0% in 2001. The difference in rates is attributable to the effect of state net operating losses in the various states in which the entity operates.



Nine Months Ended September 30, 2002 ("2002") Compared to Nine Months ended September 30, 2001 ("2001").

Net sales decreased by $4.8 million or 30.8%, from $15.6 million in 2001 to $10.8 million in 2002. Sales continued to be negatively effected by the reduced market demand for new cellular phones and its resultant effect on after market accessory sales, coupled with a continuing industry trend toward significantly lower pricing per accessory unit sold. These market factors, along with the loss of two major customer, and reduced sales to two other key customers due respectively, to bankruptcy and financial difficulties which accounted for a combined $2.1 million, more than offset additional sales obtained from promising new customers and selected new product offerings.

Gross profit decreased by $1.8 million from $6.7 million in 2001 to $4.9 million in 2002 and gross profit as a percentage of sales increased slightly from 43.2% to 45.1%. The increase in gross margin % for the nine months was a result of a strong improvement in the second and third quarters of 2002 as compared to 2001. This was a result of increased pricing and reductions in packaging services and incentives to selected lower margin customers, the loss of certain lower margin customers, favorable margins on selected newer products, negotiated price reductions from some key vendors and significant reductions in freight costs to customers. These actions helped to lessen the impact of the still highly competitive market and the continued industry trend toward significantly lower pricing per accessory unit sold and its resultant squeeze on gross margin.

Selling, general and administrative (SG&A) expenses decreased approximately $3.5 million from $8.7 million in 2001 to $5.2 million in 2002, or 40.3%, and as a percentage of sales, decreased from 55.5% in 2001 to 47.9% in 2002. The $3.5 million reduction in SG&A expenses was in part the result of the Company taking a one time charge of $876,000 in the September, 2001 quarter related to an impairment of its excess of cost over assets acquired related to the Cliffco operation. The balance of the decrease of approximately $2,600,000 in SG&A expenses was primarily a result of the Company's continuous cost cutting program, aided by the consolidation of the Company's warehouse and sales, accounting and most of its administrative functions during the last nine months of 2001 (Cliffco consolidation and shut-down). This resulted in major reductions in areas such as expenses, professional fees, bank fees and warehouse, corporate related expenses, office and accounting salary expense, insurance and office and warehouse supplies.

Net interest expense decreased from $100,000 in 2001 to $9,000 in 2002 due primarily to decreased borrowings under the Company's Loan Facility, and significantly lower effective interest rates on borrowings.

The Company's effective income tax rate in calculating a possible benefit based on the loss for the quarter in 2002 would have been 38% or a total benefit of $118,000, but as result of a Company decision to provide an offsetting tax valuation allowance to cover the amount of the net deferred tax asset, the net benefit was reduced to $0. The Company has provided the tax allowance as a result of the uncertainty that the Company will generate sufficient income in the future to fully or partially realize the net deferred tax asset of approximately $1,184,000 at December 31, 2001 along with the additional $118,000 added in the nine months ended September 30, 2002. The 38% income tax rate effective in 2002 (before applying the tax allowance) is the same effective rate used in 2001. The difference in rates is attributable to the effect of state net operating losses in the various states in which the entity operates.

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

                        LIQUIDITY AND CAPITAL RESOURCES:

The Company's requirements for capital are to fund (I) sales growth, (ii) financing for possible acquisitions, (iii) repurchase of stock, and (iv) capital expenditures mainly related to business system upgrades. The Company's primary sources of financing during the twelve months ended September 30, 2002 were cash flow from reductions in Accounts Receivable and Inventory, principal payments of Notes Receivable related to the disposition of the discontinued operations (Battery Network and Tauber) and bank borrowings.

The Company's working capital as of September 30, 2002 and December 31, 2001 were $2,613,000 and $3,612,000, respectively. Net cash provided by operating activities for the nine months ended September 30, 2002 and 2001 were $1,032,000 and $2,098,000, respectively. In 2002, the Company had cash from operations of $179,000 from its net loss of $312,000 as adjusted for non-cash items of depreciation and amortization of $375,000 and bad debt provision of $116,000. Cash provided from changes in assets and liabilities of $853,000 resulted from net decreases in accounts receivable of $916,000, inventory of $542,000 less an increase in prepaid expenses and other assets of $7,000 and a decrease in accounts payable and accrued expenses of $598,000. In 2001, The Company lost cash from operations of $341,000 from its net loss of $1,623,000 as adjusted for non-cash items of depreciation and amortization of $466,000, a bad debt provision of $77,000 and an impairment of excess cost over net assets of $876,000 less income taxes refund receivable of $137,000. Cash provided from changes in assets and liabilities totaled $2,439,000 resulting from net decreases in accounts receivable of $1,842,000, inventory of $2,302,000 and prepaid expenses and other assets of $247,000, less a decrease in accounts payable and accrued expenses of $1,952,000.

Net  cash  provided  by investing activities for the nine months ended September
30, 2002 was $128,000 resulting from note principal payments received of approximately $145,000 relating to the sale of the discontinued operations (Battery Network and Tauber), offset in part by the purchase of property and equipment in the amount of $17,000. Net cash used in investing activities for the nine months ended September 30, 2001 was $60,000 from purchase of property and equipment of $115,000 offset in part by note principal payments of $55,000 relating to the sale of Battery Network.

Cash used in financing activities for the nine months ended September 30, 2002 was $1,184,000 and was principally used for $1,102,000 net payments under the Revolver Loan, net reductions in capital leases of $55,000 and $27,000 for the repurchase of the Company's common stock. Cash used in financing activities for the nine months ended September 30, 2001 of $2,131,000 and was principally used for $1,817,000 net payments under the Revolver Loan, and $289,000 to pay off the Term Loans, net reductions in capital leases of $1,000 and $24,000 for the repurchase of the Company's common stock. The Company had cash and cash equivalents of approximately $624,000 on September 30, 2002.

The Company entered into a Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997, (the "Loan Facility"), with IBJ Whitehall-Financial Group (formerly known as IBJ Schroder Bank and Trust Company), as agent ("IBJ"). During the September, 2002 quarter, IBJ sold its Asset Based Division, which included the Company's Revolving Credit, Term Loan and Security Agreement to Webster Bank, ("Webster"). In turn, the Company agreed to an assumption of its Revolving Credit, Term Loan and Security Agreement by Webster under the same terms and conditions as the "IBJ" agreement. The Loan Facility which expires on January 7, 2004, consisted of a Term Loan facility (which was paid off in full effective in June, 2001) and a Revolving credit facility (the "Revolver Loan". Currently, the Company under the Revolver Loan facility may borrow up to $5,000,000 (less an undrawn availability of $800,000 to be maintained at all times) to be advanced at the rate of 80% of eligible accounts receivable and 40% of inventories. The Loan Facility is secured by a pledge of the assets of the borrowers and a pledge of the outstanding capital stock of the subsidiaries of the Company. The interest rate on borrowings under the Loan Facility is equal to the sum of the alternate base rate (as defined) plus .75% with respect to domestic rate loans or the sum of the Eurodollar rate plus 2-1/2% with respect to Eurodollar rate loans. The Loan Facility contains covenants that include maintenance of certain financial ratios, amounts of earnings before interest, taxes, depreciation & amortization (EBITDA) as defined, and net worth as well as other affirmative and negative covenants. As of September 30, 2002, the Company was in compliance with its covenants. There was no debt outstanding under the credit facility as of September 30, 2002

The Company estimates that it will incur capital expenditures of approximately $300,000 during the twelve months ended September 30, 2003, principally for business system upgrades.

Based upon its present plans, management believes that operating cash flow, available cash and available credit resources will be adequate to make the repayments of indebtedness described herein and to meet the working capital cash and capital expenditure needs of the Company during the twelve months ending September 30, 2003.

SEASONALITY  AND  INFLATION

Our quarterly operating results have fluctuated only to a limited extent in the past. However, with the discontinuation of the Battery Segment, it is likely that they will fluctuate significantly in the future with lower product revenues in the first and second quarters as compared with the third and fourth quarters. This fluctuation is due primarily to the lower demand for wireless accessories during the winter and spring months and higher demand during the December holiday season. Though ,in the fiscal year ended December 31, 2001, combined sales for the third and fourth quarters were less than the combined sales for the first and second quarters due to the poor cellular accessory market and loss of key customers. In addition, our net sales could be affected in the future by business acquisitions. The impact of inflation on the Company's operations has not been significant to date. However, a high rate of inflation in the future poses a risk to the Company and its ability to sustain its operating results.


ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Interest Rate Risk - The Company's did not have any financial instruments with any interest rate risk exposure at September 30, 2002 as was no outstanding balance owed under its revolving credit facility at that date.

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

ITEM  2.       CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
--------------------------------------------------------------
THERE HAVE BEEN NO CHANGES IN SECURITES DURING THE QUARTER ENDED SEPTEMBER 30, 2002.

ITEM  3.       DEFAULTS  UPON  SENIOR  SECURITIES
-------------------------------------------------

THERE HAVE BEEN NO DEFAULTS BY THE COMPANY ON ANY SENIOR SECURITIES DURING THE QUARTER ENDED SEPTEMBER 30, 2002.

ITEM  4.       SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
--------------------------------------------------------------------------

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

          STEPHEN RADE, ALLAN KALISH, CHRISTOPHER C. COLE AND CHRISTOPHER F. MCCONNELL- (4,239,735 SHARES IN FAVOR, 263,148 SHARES AGAINST ; AND NO SHARES ABSTAINED)
          BRADLEY T. MCDONALD- (4,199,535 SHARES IN FAVOR, 303,348 SHARES AGAINST; AND NO SHARES ABSTAINED)
          STEVEN RADE - (4,239,535 SHARES IN FAVOR, 263,348 SHARES AGAINST; AND NO SHARES ABSTAINED)
2. THE PROPOSAL TO APPOINT BDO SEIDMAN LLP AS INDEPENDENT AUDITORS FOR THE COMPANY FOR THE FISCAL YEAR ENDING DECEMBER 31, 2002 WAS APPROVED (4,222,393 SHARES IN FAVOR: 62,700 SHARES AGAINST; AND 217,790 SHARES ABSTAINING).

NO OTHER MATTERS WERE SUBMITTED TO A VOTE OF THE COMPANY'S STOCKHOLDERS DURING THE SECOND QUARTER OF THE FISCAL YEAR COVERED BY THIS REPORT THROUGH THE SOLICITATION OF PROXIES OR OTHERWISE.


ITEM  5.        OTHER  INFORMATION
----------------------------------
NONE

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (A)  EXHIBITS

     99-1 Certification Pursuant to 18 U.S.C. Section 1350 , as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99-2 Certification Pursuant to 18 U.S.C. Section 1350 , as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



     (b)  Reports  on  Form  8-K  during  the  quarter  ended  June  30,2002
          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     By:  /s/  Stephen  Rade
                                     -----------------------
Date:  November  14,  2002           Stephen  Rade
                                     Chief  Executive  Officer


                                                    By:  /s/  Ronald  E.  Badke
                                     -----------------------------
Date:  November  14,  2002           Ronald  E.  Badke
                                     Chief  Financial  Officer

                         WIRELESS XCESSORIES GROUP, INC.
               ---------------------------------------------------

               CERTIFICATION PURSUANT TO RULE 13A-14 AND 15D-14 OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


I,  Stephen  Rade,  Chief  Executive  Officer,  certify  that:

(1) I have reviewed this quarterly report on form 10-Q of Wireless Xcessories Group, Inc. (the "registrant");

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to sate a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls: and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November  14,  2002              By:  /s/  Stephen  Rade
                                        --------------------------
                                        Stephen  Rade
                                        Chief  Executive  Officer

                         WIRELESS XCESSORIES GROUP, INC.
               ---------------------------------------------------

               CERTIFICATION PURSUANT TO RULE 13A-14 AND 15D-14 OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


I,  Ronald  E.  Badke,  Chief  Financial  Officer,  certify  that:

(1) I have reviewed this quarterly report on form 10-Q of Wireless Xcessories Group, Inc. (the "registrant");

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to sate a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls: and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November  14,  2002         By:  /s/ Ronald E. Badke
                                        -------------------------
                                        Ronald  E.  Badke
                                        Chief  Financial  Officer