Form 10-K
period 2002-12-31
WIRELESS XCESSORIES GROUP INC
filed 2003-04-15
CIK 1005504

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

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______.

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

                     Common Stock, Par Value $.001 Per Share
                                 Title of Class
                                Over the Counter
                                 Bulletin Board
                              ---------------------
Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, on March 3, 2003 was 5,222,080.

The aggregate market value of the voting stock held by non-affiliates of the Registrant (computed by reference to the closing price of such stock on Over the Counter Market on June 28, 2002 of $0.13) was approximately $503,776.

================================================================================

                                     PART I

ITEM 1. BUSINESS

Wireless Xcessories Group, Inc. ("Wireless Xcessories" or the "Company") was founded in May 1995. We are engaged in the nationwide sale and distribution of a wide range of accessories for cellular phones, including batteries, chargers and antennas (collectively, "Wireless Accessories"). Our products are generally sold through third party retailers' stores. As discussed more fully below, we have completed the disposition of our remaining business in the Battery Segment and have accounted for this segment as discontinued operations. The Battery Segment involved the assembly and distribution of primarily specialty batteries as well as a small percentage of cellular phone batteries. Prior to March 20, 2000, our name was Batteries Batteries, Inc.

On March 13, 2001, Advanced Fox Antenna, Inc.( "Advanced Fox"), Cliffco of Tampa Bay, Inc.("Cliffco") and AccessorySolutions.Com.("Accessory Solutions") formerly 100% wholly subsidiaries entered into an agreement to combine and merge with Wireless Xcessories, the surviving entity. This merger has facilitated the Company's ability to integrate and combine functions to eliminate redundancy, improve communication and facilitate the development and implementation of common marketing and operating strategies.

CURRENT OPERATIONS

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

        Our business strategy involves the following components:

         o Maintain Diversity of Products and Customers. We distribute a complete line of wireless accessories. We sell our products to dealers, other distributors, communications carriers, mass merchandisers and retail customers.

         o Obtain Advantageous Purchasing. All our purchasing for our distribution is under the direct control of a corporate purchasing manager who is responsible for assuring that the vendors chosen and the pricing they offer are the most advantageous for us.

         o We offer a full retail solution to our customers providing specialized private label retail packaging in both proprietary and custom packaging through our semi- automated warehouse and production facility. We also provide and offer display and point of sale merchandising aids to an increasing proportion of our customers.

         o We offer an e-commerce solution to our dealer agents for cellular phone accessories. The solution includes a full custom retail web site help desk and order fulfillment. In addition the dealer agents get a 30% commission check quarterly for all e-commerce sales.

         o We also offer a wholesale web site where our dealer agents and retail stores can order online to commit inventory. This has streamlined our internal order process and facilitates the customer reorder process.

         o Strategic acquisitions, if feasible, in regional markets other than the East Coast markets of the U.S. in which the Company is already operating.

Products. We currently market over 3,000 wireless accessories. The product category offerings include rechargeable batteries, personal and portable hands free kits, hands free installation kits, portable and vehicle antennas, in-car and travel chargers, fashionable accessory faceplates and colored housings for cellular phones, plain and colored phone carrying cases.

Purchasing. We purchase approximately 75% of our wireless accessory products from manufacturers located overseas, principally in the Far East. In 2002, the Company purchased approximately 52% of its products from three Far East suppliers with two each at 19% and one at 14% of total purchases. No other vendor accounted for 10% or more of our purchases.

Sales. We market and sell the majority of our products to dealers, other distributors, communications carriers, mass merchandisers and retail customers. Additionally, we produce one product line catalog that is circulated nationally and internationally.

Concentration. During the twelve months ended December 31, 2002, we effected sales to more than 3,000 commercial, and retail customers. In that same period, our two largest customers accounted for 3.6% and 3.3% of our net sales, respectively. No customer of ours accounted for 10% or more of our net sales. Export sales accounted for less than 3% of net sales for the period.

EMPLOYEES

As of March 3, 2003, we employed approximately 70 persons. These employees work in the following areas of our business: one in technical operations; 20 in telemarketing and commercial sales; 33 in packaging; warehousing, inventory control, shipping and receiving; two in purchasing, and 14 in management and administration. None of the employees are represented by a labor union. We consider our relations with our employees to be satisfactory.

ENVIRONMENTAL MATTERS

Although batteries have become a very small percentage of our business as a result of the discontinued battery operations, we continue to purchase and distribute batteries, which contain chemicals such as lithium ion. We do not manufacture the batteries but rather purchase the items in their finished state. Our operations do not involve the alteration or penetration of the batteries. Returns of our batteries are made to a recycler for disposition. We believe that we have operated our present and former respective facilities in compliance with applicable environmental laws and regulations. Accordingly, we do not believe that it has any material risk of environmental liability.

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

INTELLECTUAL PROPERTY

We believe that we have all rights to trademarks and trade names necessary for the conduct of our business. See discussion relating to the Company facing possible patent infringement legal action in selected products in following paragraph titled " WE FACE PATENT INFRINGEMENT LEGAL ACTIONS IN SELECTED PRODUCTS".

DISCONTINUED OPERATIONS

Management, upon approval of the Board of Directors, disposed all of the subsidiaries within our Battery Segment. As a result of this decision, the Battery Segment has been accounted for as discontinued operations for all periods presented.

On January 27, 2000, we consummated the sale of substantially all of the assets of Tauber to Nexergy Tauber, Inc. ("NT"), a wholly owned subsidiary of Nexergy Inc. ("Nexergy"). As consideration for the sale, we received a cash payment of $1,005,894 on February 1, 2000 and a note in the amount of $519,708 due in 2005 with interest payments beginning upon the closing of the transaction and principal payments commencing during the first quarter of 2002. The principal amount of this note was subsequently reduced to $483,573 effective on March 15, 2000 to reflect a final valuation of transferred assets. The note was subject to upward adjustment during the first quarter of 2001 based on the valuation of certain inventory reserves. In March 2001 it was determined based on a full valuation provided by the purchaser to us, that no adjustment was required. In addition, NT assumed $705,669 of Tauber's liabilities. In a related transaction, NT entered into a sub-lease with the Company to occupy approximately 19,000 square feet of our leased facility in Escondido, California, which terminated in August 2000.

On November 6, 2000, effective October 31, 2000, the Battery Network sold selective inventory and substantially all of its machinery and equipment, trade names and customer lists to Ohlin Sales Corp. for a total of $200,000 in cash and a note totaling $125,000. The note provides for twenty-four consecutive equal monthly payments of $5,655, including interest at 8% and principal starting on December 1, 2000 and ending on November 1, 2002. The note has a total of $22,060 that is past due which is being held by the debtor subject to the resolution of certain obligations which the debtor claims are due him from the Company. On December 16, 2000 the Company sold selected remaining inventory, and trade names related to Absolute Battery (a division and trade name of Battery Network principally involved in the laptop battery and accessories business) to Battery Universe for cash of $40,000 and a $10,000 note. The note, which was paid in full effective July 2001, provided for interest at 8% along with equal monthly principal payments commencing on January 1, 2001 and ending on June 1, 2001.

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

In November 2000, Robert Tauber's term as a member of our Board of Directors expired and presently remains vacant.

Effective February 26, 2002 Barbara M. Henagan resigned from our Board of Directors due to increased outside business commitments.

On and effective June, 2002 our Board elected Stephen Rade to be the Chairman of the Board of Directors of the Company. Christopher F.McConnell, who previously held this position, will continue to serve the Company in a director capacity.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information.

We wish to take advantage of the "safe harbor" provisions of the Act and are including this section in our Annual Report on Form 10-K in order to do so. Forward-looking statements also appear in other sections of this report. Statements that are not historical facts, including statements about management's expectations for fiscal year 2003 and beyond, are forward-looking statements and involve various risks and uncertainties. Factors that could cause the actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

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

If our products become less popular with our customers or our competitors offer the same or similar products as we offer at lower prices, our sales may decline or we may decide to offer our products at lower prices. If customers buy less of our products or if we have to reduce our prices, our revenues and profits will decline which will have a material adverse effect on our results of operations.

In addition, we must offer our merchandise in sufficient quantities to meet the demands of our customers and deliver this merchandise to customers in a timely manner. We must be able to maintain sufficient inventory levels, particularly during peak selling seasons. Our future results may be affected if we are not successful in achieving these goals.

WE MAY NOT SUCCESSFULLY DESIGN AND DEVELOP PROPRIETARY PRODUCTS.

We are dependent to some extent on the success of our proprietary products that the Company has designed and developed for our customers. We must in certain cases design products that meet the demands of our customers and have these products manufactured cost-effectively. In addition, we must rely on contracted manufacturing resources to produce these products in sufficient quantities to meet customer demand and deliver these products in a timely manner to our customers. The Company relies solely on its contracted manufacturers to produce and timely deliver these proprietary products. If we are unable to successfully design, develop, and timely deliver our proprietary products, our operating results may be materially adversely affected.

WE FACE CERTAIN RISKS ASSOCIATED WITH EXPANSION.

We plan to continue to increase the number of retail outlets and web sites operated by third parties in which our products are sold. Our ability to expand will depend in part on the following factors:

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

WE DEPEND ON OUR VENDORS.

Our performance depends on our ability to purchase our products in sufficient quantities at competitive prices and on our vendors' ability to make and deliver high quality products in a cost effective, timely manner. Some of our smaller vendors have limited resources, production capacities and limited operating histories. We have no long-term purchase contracts or other contracts that provide continued supply, pricing or access to new products and any vendor or distributor could discontinue selling to us at any time. There can be no assurance that we will be able to acquire the products that we desire in sufficient quantities or on terms that are acceptable to us in the future. In addition, there can be no assurance that our vendors will make and deliver high quality products in a cost effective, timely manner. We may also be unable to develop relationships with new vendors. Also, all products we purchase from vendors in the Far East must be shipped to our warehouses by freight carriers and there can be no assurance that we will be able to obtain sufficient capacity at favorable rates. Our inability to acquire suitable products in a cost effective, timely manner or the loss of one or more key vendors or freight carriers could have a negative impact on our business.

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

Several other distributors have either settled or are in the process of litigating similar claims with the OEM. We have hired outside counsel to assist us in resolving all financial issues relating to our sales prior to the discontinuance of alleged patent infringement. At this point, we are involved in the information discovery phase with the OEM, which hopefully will lead to a reasonable resolution of any and all outstanding issues.

The amount of any possible claim is unknown at this time and management cannot reasonably assess our liability exposure. We believe that the possibility of an unfavorable outcome will not have a material adverse effect on our financial position.

WE EXPERIENCE INTENSE COMPETITION IN OUR MARKETS.

We operate in a highly competitive environment. We principally compete with a variety of small distributors of cellular phone accessories that focus on a particular segment of the market, as well as a few single large distributors that offer a broad range of such products.

Competition in the industry is based on maintenance of product quality, competitive pricing, delivery efficiency, customer service and satisfaction levels, maintenance of satisfactory dealer relationships and training programs, and the ability to anticipate technological changes and changes in customer preferences. No assurance can be given that any of our major suppliers (primarily located in the Far East) whose products we distribute or major cellular phone manufacturers will not acquire, startup, and or expand their own distribution systems to sell directly to commercial and retail customers.

WE MAY FAIL TO ANTICIPATE AND ADAPT TO CHANGING CONSUMER TRENDS.

Our success depends on our ability to anticipate and respond to changing product trends and consumer demands in a timely manner. Our products must appeal to a broad range of consumers whose preferences cannot always be predicted with certainty and may change between sales seasons. If we misjudge either the market for our products or our customers' purchasing habits, our sales may decline or we may be required to sell our products at lower prices. This would result in a negative impact on our business.

POOR ECONOMIC CONDITIONS MAY HURT OUR BUSINESS.

Certain economic conditions affect the level of consumer spending on our products, including, among others, the following:

         o  general business conditions;

         o  interest rates;

         o  tax law changes;

         o  consumer confidence in future economic conditions.

Our business could be negatively impacted by a protracted recession or poor economic conditions and any related decline in consumer demand for discretionary items such as our products. Because we purchase merchandise from foreign entities, we are subject to risks resulting from fluctuations in the economic conditions in foreign countries. The majority of our foreign vendors and manufacturers are located in the Far East, and as a result, our business may be particularly impacted by changes in the political, social, legal, and economic conditions in the Far East. Additionally, foreign weather and product transportation problems could affect our ability to maintain adequate inventory levels and adversely affect our future results.

WE ARE DEPENDENT ON CERTAIN KEY PERSONNEL.

Our success depends to a significant extent upon the abilities of our senior management. The loss of the services of any of the members of our senior management or of certain other key employees could have a significant adverse effect on our business. In addition, our performance will depend upon our ability to attract and retain qualified management, merchandising and sales personnel. There can be no assurance that the members of our existing management team will be able to manage the Company or our growth or that we will be able to attract and hire additional qualified personnel as needed in the future.

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

A fundamental requirement for electronic commerce is the secure transmission of confidential information over public networks. Although we have developed systems and processes to prevent fraudulent credit card transactions and other security breaches, failure to mitigate such fraud or breaches may negatively impact our financial results. The law relating to the liability of providers of online payment services is currently unsettled.

OUR COMMON STOCK PRICE IS VOLATILE.

Our common stock was de-listed from Nasdaq National Market in 2000 and currently trades on the Over the Counter Bulletin Board. The price of our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could reduce the market price of the common stock without regard to our operating performance. We believe that among other factors, any of the risk factors outlined in the preceding paragraphs if realized, could cause the price of the common stock to fluctuate substantially.

ITEM 2. PROPERTIES

All of our real properties are held under leases. The following table provides certain information concerning our leased properties:

                                                       APPROXIMATE      LEASE
                                                           AREA      EXPIRATION
OPERATION       NATURE               LOCATION            (SQ.FT.)       DATE
                --------             --------            --------       -----
Main Facility   Warehouse and   Huntingdon Valley, PA     52,000       5/31/05
                Office                                    13,100       3/31/05

ITEM 3. LEGAL PROCEEDINGS

Pursuant to a Management Agreement with The Founders Management Services, Inc. ("Founders"), we paid Founders, for its origination and negotiating services in connection with the acquisitions of Battery Network and a loan facility, the sum of $240,000. We also issued to certain designees of Founders warrants to purchase 100,000 shares of our Common Stock at a price of $4.125 per share. Since June 1998 when Messrs. Haber and Teeger resigned as officers and directors of the Company, Founders has provided no services to us and we have not paid any fees to Founders. Although neither we nor Founders had formally terminated the Management Agreement, we believed that both parties have conducted themselves as if the Management Agreement had been terminated.

In December 1999, Founders filed a lawsuit in the United States District Court for the Southern District of New York against us alleging that we owed Founders approximately $493,000 for a purportedly improper early termination of the Management Agreement. We settled in full all matters relating to this case with Founders in October 2001 for a total of $228,000 of which $150,000 was paid shortly after settlement and the balance on January 15, 2002, with mutual releases issued and obtained by all concerned parties.

We, from time to time, are a party to other litigation arising in the normal course of our business, most of which involves claims for amounts due from merchandise or services purchased or merchandise sold to third parties We believe that none of these actions will have a material adverse effect on our financial condition or our results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on June 11, 2002. The following are results of the voting on the proposals submitted to the stockholders at the annual meeting:

Proposal No. 1: Election of Directors.

The following individuals were elected as directors:

          NAME                         FOR                  AGAINST
          -----                        ---                  -------
Christopher F. McConnell            4,239,735               263,148
Stephen Rade                        4,239,735               263,148
Bradley T. MacDonald                4,199,535               303,348
Allan Kalish                        4,239,735               263,148
Christopher C. Cole                 4,239,735               263,148

There were no broker non-votes or abstentions or votes withheld with respect to this proposal.

Proposal No. 2: Proposal to ratify the appointment by our Board of Directors of BDO Seidman, LLP as the Company's independent auditors for the fiscal year ending December 31, 2002.

FOR:                    4,222,393
AGAINST:                   62,700
ABSTAIN:                  217,790

The proposal passed by a majority of the votes casts as dictated by our by-laws. There were no broker non-votes or votes withheld with respect to this proposal.

This passed proposal was overturned when BDO Seidman, LLP was replaced with Bagell, Josephs & Company, L.L.C. as the Company's independent auditors in conjunction with the Current Form 8-K which was filed on December 26, 2002 (See
Item 9 and Item 15).

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock and Redeemable Common Stock Purchase Warrants started trading on the Nasdaq National Market (the "NMS") on April 8, 1996 under the symbol "BATS" and "BATSW", respectively. On March 20, 2000, as a result of a change of our name from Batteries Batteries, Inc. to Wireless Xcessories Group, Inc., our Common Stock began trading under the symbol "WIRX" and the Warrants under the symbol "WIRXW." The Warrants expired on April 8, 2000 in accordance with the Warrant agreement and are no longer actively traded. Effective, December 19, 2000, our Common Stock began trading on the Over The Counter Bulletin Board ("OTC") resulting from a de-listing action taken by Nasdaq removing our securities from the NMS for failure to meet certain listing requirements. The following tables set forth the range of high and low closing prices for the quarters indicated for the Common Stock on the NMS as reported by NMS for calendar year 2001 and 2002 on the OTC.

                                  COMMON STOCK

2001                          HIGH          LOW
-----                         ----          ---
FIRST QUARTER                 0.59          0.125
SECOND QUARTER                0.52          0.34
THIRD QUARTER                 0.52          0.02
FOURTH QUARTER                0.40          0.12

2002
----
FIRST QUARTER                 0.37          0.10
SECOND QUARTER                0.29          0.10
THIRD QUARTER                 0.29          0.12
FOURTH QUARTER                0.27          0.15

The OTC prices reflect inter-dealer quotations, without retail mark-ups, markdowns or other fees or commissions, and may not necessarily represent actual transactions.

There were 56 record holders of the Company's Common Stock as of March 1, 2003. A substantially larger number of beneficial owners hold such shares of Common Stock in depository or nominee form.

 No dividends have been paid on the outstanding shares of Common Stock. Our Revolving Credit, Term Loan and Security Agreement prohibits the payment of dividends on our Common Stock without the consent of the lender that is a party to that agreement. A discussion of this agreement can be found in Item 7 below.

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

0n January 11, 2001, our Board approved a stock buyback plan whereby we will repurchase a maximum of 500,000 shares of our Common Stock at a total cost not to exceed $250,000 through July 20, 2003. As of December 31, 2002, we have repurchased 344,810 shares at an average cost of $0.26 per share.

ITEM 6. SELECTED FINANCIAL DATA

INTRODUCTION

The following table sets forth the selected financial data for Wireless Xcessories and its subsidiaries. The Income Statement Data includes the results of operations for us and each of our subsidiaries since their dates of acquisition (see Item 1 -- Business). The subsidiaries within the Battery Segment (Tauber, Battery Network and Specific Energy) have been accounted for as discontinued operations. This information should be read in conjunction with the Consolidated Financial Statements and Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" that appear elsewhere in this document.

The Selected Financial Data as of and for the years ended December 31, 1998 and 1999 have been derived from the consolidated financial results for the year ended December 31, 1998 and 1999 audited by Deloitte & Touche LLP, and Arthur Andersen LLP, respectively, and appear only in this section. The Selected Financial Data as of and for the years ended December 31, 2000, 2001 and 2002 have been derived from the financial statements audited by Arthur Andersen LLP, BDO Seidman LLP and Bagell, Josephs & Company, L.L.C., respectively, that appear elsewhere in this report.

                             SELECTED FINANCIAL DATA

                                                                   FISCAL YEAR ENDED DECEMBER 31,
                                              1998             1999             2000             2001             2002
                                            --------         --------         --------         --------         --------
                                                         ($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
INCOME STATEMENT DATA:

NET SALES                                   $ 24,852         $ 31,653         $ 30,128         $ 20,890         $ 14,068
COST OF SALES                                 13,776           16,034           15,440           12,446            7,834
                                            --------         --------         --------         --------         --------

GROSS PROFIT                                  11,076           15,619           14,688            8,444            6,234
                                            --------         --------         --------         --------         --------

SELLING, GENERAL &
ADMINISTRATIVE EXPENSES (1)                    8,906           11,558           13,010           11,179            6,757
INTEREST EXPENSE, NET                            311              395              274              117               17
                                            --------         --------         --------         --------         --------
INCOME FROM CONTINUING
OPERATIONS BEFORE INCOME
TAXES                                          1,859            3,666            1,404           (2,852)            (541)
INCOME TAX EXPENSE                               880            1,323              579               71                0
                                            --------         --------         --------         --------         --------

INCOME (LOSS) FROM
CONTINUING OPERATIONS                            979            2,343              825           (2,923)            (541)

DISCONTINUED OPERATIONS:
(LOSS) FROM OPERATIONS
(NET OF TAX (PROVISION)
OF $1,259, $847, $188 and $0 and $0)          (2,483)          (1,504)            (293)               0                0
ESTIMATED LOSS ON SALE OF
SUBSIDIARIES (NET OF TAX
BENEFITS OF $0, $225, $187, $0, $0)             (558)          (4,277)            (286)               0                0
                                            --------         --------         --------         --------         --------

(LOSS) FROM DISCOUNTED
            OPERATIONS                        (3,041)          (5,781)            (579)               0
                                            --------         --------         --------         --------         --------
                                                                                                                       0
NET (LOSS) INCOME                             (2,062)          (3,438)             246           (2,923)            (541)
PREFERRED STOCK DIVIDEND
REQUIREMENTS                                       0                0                0                0                0
                                            --------         --------         --------         --------         --------

NET (LOSS) INCOME ATTRIBUTABLE
TO COMMON SHAREHOLDERS                      $ (2,062)        $ (3,438)        $    246         $ (2,923)        $   (541)
                                            ========         ========         ========         ========         ========

                                                                   FISCAL YEAR ENDED DECEMBER 31,
                                              1998             1999             2000             2001             2002
                                            --------         --------         --------         --------         --------
                                                         ($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
NET (LOSS) INCOME PER SHARE OF
 COMMON STOCK (BASIC)                       $   0.21         $   0.47         $   0.16         $  (0.56)        $  (0.11)
                                            ========         ========         ========         ========         ========

NET (LOSS) PER SHARE OF
COMMON STOCK (BASIC)
FROM DISCONTINUING OPERATIONS               $  (0.64)        $  (1.15)        $  (0.11)        $   0.00         $   0.00
                                            ========         ========         ========         ========         ========

NET (LOSS) INCOME PER SHARE
ATTRIBUTABLE TO COMMON
STOCKHOLDERS (BASIC)                        $  (0.43)        $  (0.69)        $    .05         $  (0.56)        $  (0.11)
                                            ========         ========         ========         ========         ========

NET (LOSS) INCOME PER SHARE OF
COMMON STOCK (DILUTED)
FROM CONTINUING OPERATIONS                  $   0.21         $   0.46         $    .16         $  (0.56)        $  (0.11)
                                            ========         ========         ========         ========         ========


NET (LOSS) PER SHARE OF
COMMON STOCK (DILUTED)
FROM DISCONTINUING OPERATIONS               $  (0.64)        $  (1.15)        $  (0.11)        $   0.00         $   0.00
                                            ========         ========         ========         ========         ========

NET INCOME (LOSS) PER SHARE
ATTRIBUTABLE TO COMMON STOCKHOLDERS
(DILUTED)                                   $  (0.43)        $  (0.69)        $   0.05         $  (0.56)        $  (0.11)
                                            ========         ========         ========         ========         ========

BALANCE SHEET DATA:

                                                                      AS OF ENDED DECEMBER 31,
                                              1998             1999             2000             2001             2002
                                            --------         --------         --------         --------         --------
WORKING CAPITAL                             $ 11,532         $  9,366         $  6,535         $  3,613         $  2,512
TOTAL ASSETS                                  21,320           16,685           13,939            7,218            4,770
LONG TERM DEBT                                 8,865            5,505            2,859            1,155                9
STOCKHOLDERS' EQUITY                           9,668            6,718            7,092            4,138            3,540

   (1) During the first quarter of 2000, the Company sold most of its assets and transferred certain liabilities of Tauber Electronics, Inc. During the fourth quarter of 2000, the Company sold the remaining assets of Battery Network, Inc. As these two companies represented all of the company's remaining business within its Battery Segment, the Company has accounted for this segment as a discontinued operation which is reflected in all periods reported above.

   (2) During the quarter ended September 30, 2001, the Company recognized an impairment of the remaining balance of its excess of cost over net assets acquired of $876,008. The impairment related to the significant deterioration of Cliffco of Tampa Bay, Inc.'s business. What remained of Cliffco's operations was merged into Wireless Xcessories Group, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year Ended December 31, 2002 ("2002") Compared to Year Ended December 31, 2001 ("2001")

Net sales decreased by 32.7% or $6.8 million from $20.9 million in 2001 to $14.1 million in 2002. Overall sales continued to be negatively effected by the sluggish market demand for new cellular phones and its resultant effect on after market accessory sales. The industry is still experiencing lower average pricing per accessory unit sold due in a large part to the highly competitive market conditions and changes in product mix. This has had a negative financial effect on a major portion of our dealer and distributor customer base who have continued to cut back ordering from prior year levels in reaction to lower sales, and are actively reducing inventories. Additionally, the Company lost two major customers, and experienced reduced sales to two other key customers due, respectively to, bankruptcy and financial difficulties which accounted for over two million dollars of combined sales . The above factors combined with the Company's conscious decision to drop selected lower volume marginally profitable accounts combined to more than offset our additional sales generated from our new overseas vendor direct ship to customer program, and enhanced new product offerings.

Gross profit decreased by $2.2 million or 26.2% from $8.4 million in 2001 to $6.2 million in 2002, but as a percentage of sales increased from 40.4% to 44.3%. The increase in gross profit percentage was a result of the following:

         o Reductions in charges to earnings to provide for obsolete and slower moving inventory due primarily to enhanced controls over quantities of new product purchased.

         o The Company was able to either improve pricing and reduce packaging services and incentives or eliminate selected lower margin or unprofitable customers which positively effected margins.

         o  Higher margins on selected newer products,

         o Significant reduction in freight costs to customers by tightening free freight policies to our customers.

         o Partially offset by the continued pricing pressure due to the extremely competitive environment.

Selling, general and administrative ("SG&A") expenses decreased by 39.6% or $4.4 million, from $11.2 million in 2001 to $6.8 million in 2002, and as a percentage of sales decreased from 53.5% in 2001 to 48.0% in 2002. A major part of the reduction in SG&A as a percentage of sales is attributable to our recording of an impairment charge related to the excess of cost over assets acquired related to the Cliffco operation during the third quarter of 2001 of approximately $876,000 or 4.2% of 2001 net sales. In factoring out the impairment loss, operating expenses actually dropped by $3.5 million or 31.7% in comparing year 2001 to year 2002.

A major contributing factor in our substantial reduction in expenses was a result of our consolidation of our warehouse, selling, accounting and most administrative functions (Cliffco consolidation and shut-down which was fully completed in last half of 2001). This resulted in major reductions in duplicative personnel, administrative and occupancy expenses and selling expenses as the Company was able to combine functions and activities while achieving savings of direct facility costs such as rent, common area and utilities. On July 31, 2002, the Company was able to terminate its lease on the Cliffco facility which had a lease expiration date of August 1, 2004 through an out of court money settlement with the landlord. The settlement which totaled approximately $102,000 had been fully reserved in prior reporting periods and was paid in two installments in August, 2002.

Additionally, through its on-going expense control program the Company was able to achieve substantial percentage reductions in such areas as corporate related expenses, professional fees, bank fees, telephone, office and warehouse supplies, rented equipment, advertising, printing and photograph, and insurance expense. In addition, the Company was able to reduce its warehouse, packaging and shipping labor and related expense at a rate substantially in excess of the sales decline percentage for the year due to reduced packaging services offered to customers, the effect of having an increased percentage of our product offerings pre-packaged by our vendors at lower costs, and a larger percentage of our product drop shipped direct from our vendors to our customers.

Interest expense, net of interest income, decreased $99,000 from approximately $116,000 in 2001 to approximately $17,000 in 2002 due to substantially reduced bank borrowings under our Loan Facility resulting principally from excess cash provided by operations principally from the reduction of accounts receivable and inventory during 2002, and the collection of principal and interest payments related to notes receivable realized in the sale of the Company's Tauber and Battery Network subsidiaries, and lower effective interest rates. The weighted average interest rates in effect on average debt outstanding decreased from approximately 6.7% in 2001 to 5.9% in 2002.

Our effective income tax rate decreased from 2.5% of taxable income in 2001 to 0% of the taxable loss in 2002. The decrease relates primarily to the effect of state income taxes in the states in which we operate.

Year Ended December 31, 2001 ("2001") Compared to Year Ended December 31, 2000 ("2000")

Net sales decreased by 30.7% or $9.2 million from $30.1 million in 2000 to $20.9 million in 2001. Sales were negatively affected by sluggish market demand for new cellular phones and its resultant effect on after market accessory sales, coupled with a continuing industry trend toward significantly lower pricing per accessory unit sold. These market factors, along with the loss of two major customers who filed for bankruptcy in year 2000 and reduced sales to other key customers, combined to more than offset our efforts to replace the lost volume and expand our customer base through selling and marketing strategies.

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

Selling, general and administrative ("SG&A") expenses decreased $1.8 million, from $13.0 million in 2000 to $11.2 million in 2001, and as a percentage of sales increased from 43.2% in 2000 to 53.5% in 2001. A major part of the rise in SG&A as a percentage of sales is attributable to our recording of an impairment charge related to the excess of cost over assets acquired related to the Cliffco operation during the third quarter of 2001 approximately $876,000 or 4.2% of 2001 net sales. In factoring out the impairment loss, operating expenses actually dropped by $2.7 million or 21% in comparing year 2000 to year 2001. The reduction in expenses was primarily a result of our continuous cost cutting program, aided by the consolidation of our warehouse, selling, accounting and most administrative functions (Cliffco consolidation and shut-down). This resulted in substantial reductions in such areas as professional fees, corporate expenses, office and warehouse supplies, telephone expense, warehouse, accounting and administrative personnel, and insurance expense. The increase in the percentage of net sales is a result of the one-time impairment loss and our not being able to reduce certain of our more fixed expenses, such as occupancy, to the approximate 31% drop in sales experienced by us in 2001. Additionally, though warehouse labor was saved through consolidation, continued lower average prices per unit shipped and increased customized packaging and labeling to accommodate changes in our customer needs and product mix resulted in less overall average dollars shipped per warehouse employee.

Interest expense, net of interest income, decreased $157,000 from $273,000 in 2000 to $116,000 in 2001 due to reduced bank borrowings under our Loan Facility resulting principally from, downsizing of Battery Network's operation during 2000, and subsequent sale of most of its assets in the November-December period of 2000, interest income related to notes receivable realized in the Tauber sale, cash provided by operations, and lower effective interest rates. The weighted average interest rates in effect on average debt outstanding decreased from 8.69% in 2000 to 6.73% in 2001.

Our effective income tax rate decreased from 41.2% of taxable income in 2000 to 2.5% of the taxable loss in 2001. The decrease is primarily attributable to a Company decision to set up a tax valuation allowance of $1,183,966 (41.5%) of the pre-tax loss which covers the amount of the net deferred tax asset. The tax expense relates primarily to effects of state franchise taxes.

NEW ACCOUNTING STANDARDS

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This new pronouncement also amends Accounting Research Bulletin
(ARB) No. 51 "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and also broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Adoption of SFAS 144 on January 1, 2002, did not have any impact on the Company's financial position, cash flows or results of operations for the year ended December 31, 2002.

This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement also broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Adoption of SFAS 144 on January 1, 2002 did not have any impact on the Company's financial position, cash flows or results of operations for the year ended December 31, 2002

In April 2002, the FASB issued No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB statement No.13, and Technical Corrections"("SFAS 145"). The recission of FASB No. 4 "Reporting Gains and Losses for Extinguishment of Debt" applies to the Company. FASB No. 4 required that gains and losses from extinguishments of debt were included in the determination of net income be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS 145 is effective for our fiscal year beginning January 1, 2003. Effective January 1, 2003, pursuant to SFAS 145, the treatment of the early extinguishments of debt will be included in "other expenses" in the financial statements. Management does not anticipate that the adoption of SFAS 145 will have a material impact on the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities"("SFAS 146"). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit on Activity (Including Certain Costs Incurred in a Restructuring)" is replaced by this statement. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of this statement will have a significant effect on the Company's financial position or results of operations.

In December 2002, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. Finally, this statement amends Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees," but has adopted the enhanced disclosure requirements of SFAS 148.

CRITICAL ACCOUNTING POLICIES AN ESTIMATES

Financial Reporting Release No. 60, which was recently released by the Securities And Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements. The significant accounting policies that we believe are most critical to aid in fully understanding our reported financial results are the following:

Significant Estimates-- We have made a number of estimates and assumptions related to the reporting of assets and liabilities in preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The most significant estimates relate to the allowance for doubtful accounts, the reserve for inventory obsolescence and the deferred tax valuation allowance.

In determining the adequacy of the allowance for doubtful accounts, we consider a number of factors including the aging of the receivable portfolio, customer payment trends, financial condition of the customer, industry conditions and overall credibility of the customer. Actual amounts could differ significantly from our estimates.

In determining the adequacy of the reserve for inventory obsolescence, we consider a number of factors including the aging of the inventory, recent sales trends, availability of the product in the market, industry market conditions and overall economic conditions. Actual amounts could differ significantly from our estimates.

In assessing the realizability of deferred income tax assets, we consider whether it is more likely than not that the deferred income assets will be realized through the future generation of taxable income.

Inventories -- Inventories, which consist solely of finished goods, are carried at the lower of cost, determined on a first-in, first-out basis (FIFO), or market value.

Revenue Recognition -- Revenue is recognized at the time of shipment. Revenue related to the web site vendor agreements at AccessorySolutions.com, Inc. are recognized ratably over the related contract period.

LIQUIDITY AND CAPITAL RESOURCES

Our requirement for capital is to fund (i) sales growth and (ii) financing for possible acquisitions. Our primary sources of financing during 2002 and 2001 were cash flow from operations, reduction in net assets (particularly inventory and accounts receivable), collection of notes receivable principal and interest relating to the sale of substantially all of the assets of Tauber and Battery Network in January 2000 and November-December 2000, respectively, and bank borrowings.

Our working capital as of December 31, 2002 was $2,511,635 Net cash provided by operating activities for the years ended December 31, 2002, 2001 and 2000 was $1,486,790, $2,226,006 and $2,724,948, respectively. In 2002, we showed a loss of cash from operations of $257,310 from our net loss of $541,152 as adjusted for non-cash items of depreciation and amortization of $569,079 and bad debt provision of $229,383. Cash provided from changes in assets and liabilities totaled $1,229,480 consisting of reductions in accounts receivable, inventory and prepaid expenses of $873,667, $426,558 and $25,233 respectively, collection of the federal income tax refund receivable of $582,751 less a net decrease in accounts payable and accrued expenses of $678,729.

Our reduction in accounts receivable was mostly attributable to tighter credit policies including the increased use of Cash on Delivery and immediate customer credit payments on selected newer and less credit worthy accounts, coupled with more stringent collection procedures.

The reductions in inventory are primarily the result of reduced purchases in response to the deteriorated sales base, aggressive markdowns to move older inventory, write off of obsolete inventory and improved inventory turns due in a large part to tighter controls over quantities of new items purchased.

Net cash provided by investing activities in 2002 of $79,708 resulted from the collection of $185,287 of principal payments related to the sale of discontinued operations offset in part by capital expenditures of $105,579. Net cash used in investing activities in 2001 of $70,804 was for capital expenditure of $141,212 net of principal payments related to the sale of Battery Network of $70,408. Net cash provided by investing activities in 2000 of $62,745 was primarily for capital expenditures of $1,187,075 net of cash proceeds from the sale of substantially all of the assets of Tauber in January 2000 and Battery Network in November and December 2000 totaling $1,005,000 and $240,000, respectively. Capital expenditures in 2000 were primarily for automated labor saving packaging machines, automated shipping system, warehouse and office furniture, equipment, and improvements. We expanded warehouse capacity and relocated Advanced Fox headquarters in 2000.

Cash used in financing activities for the twelve months ended December 31, 2002 totaling $1,228,555 was due to net debt repayments of $1,114,864, net payments of capital lease obligations of $56,787 and the cost of reacquiring company stock of $56,904. Cash used in financing activities for the twelve months ended December 31, 2001 totaling $2,008,776 and was due to net debt repayments of $1,962,951, net payments of capital lease debt of $14,202 and the cost of reacquiring company stock of $31,623. Cash used in financing activities for the twelve months ended December 31, 2000 totaling $2,652,451 was principally due to $2,755,126 net payments in borrowings and net additions to capital lease debt of $24,714, offset in part by proceeds from the exercise of common stock options of $127,389.

We are party to a Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997, as subsequently amended (the "Loan Facility"), between IBJ Whitehall-Financial Group (formerly known as IBJ Schroder Bank & Trust Company), as Agent ("IBJ"), us and certain of our affiliates. The Loan Facility consists of a $3,000,000 Term Loan (the "Term Loan") payable in 35 monthly installments of $50,000 each, with the balance to be paid at maturity, and a Revolving Credit Facility (the "Revolver Loan") of up to $10,000,000 to be advanced at the rate of 80% of eligible accounts receivable and 50% of inventories. The Loan Facility is secured by a pledge of the assets of the Company and a pledge of the outstanding capital stock of our subsidiaries. On August 14, 2001, we entered into an amended credit agreement and at management's request, to reduce the revolving credit facility to $5,000,000 (less an undrawn availability of $800,000 to be maintained at all times) At the same time, the interest rate we pay to IBJ on our borrowings was increased to the sum of the alternate base rate (as defined) plus .75% with respect to domestic rate loans or the sum of the Eurodollar rate plus 2-1/2% with respect to Eurodollar rate loans. The Term Loan was paid in full effective with a final payment of $39,218 in June 2001. There was no debt outstanding under the credit facility as of December 31, 2002.

The Loan Facility, as amended, contains certain covenants that include maintenance of certain financial ratios, maintenance of certain amounts of EBITDA (earnings before interest, taxes, depreciation and amortization), minimum amounts of funds available for borrowing under its Loan Facility and limits on capital expenditures as well as other affirmative and negative covenants. At December 31, 2001, we were not in compliance with one of these covenants. On March 21, 2002, we entered into an amended credit agreement whereby the non-compliance at December 31, 2001 was waived and new financial covenants were negotiated through December 31, 2003, which reflect our current projections. As part of the agreement, the advance rate for borrowing on eligible inventory was lowered from 50% to 40%. Additionally, the Loan Facility was extended for an additional one-year period, expiring on January 7, 2004. At December 31, 2002, we were not in compliance with two of the covenants.

We are in the process of negotiating with the lender a restructuring of the existing credit facility to better reflect our current reduced borrowing requirements. The planned restructuring of the existing credit facility may include the receipt of a waiver of the non-compliance with the aforementioned covenants.

Based upon its present plans, management believes that operating cash flow, available cash and available credit resources will be adequate to make the repayments of indebtedness described herein, to finance the stock repurchase program, to meet the working capital cash needs of the Company and to meet anticipated capital expenditure needs during the 12 months ending December 31, 2003. Although we would like to issue shares of Common Stock as our primary method of financing acquisitions, we anticipate that additional funds may be required to successfully implement any acquisition program, and will use various methods to finance acquisitions, including raising new equity capital. There is no guarantee that such equity or debt financing will be available to us in the future.

COMMITMENT:

We lease various types of warehouse and other space and equipment, furniture and fixtures under non-cancellable operating lease agreements, which expire at various dates. Certain leases for warehouse and other space contain rental escalation clauses based on the Consumer Price Index. Future minimum lease payments under non-cancellable operating leases for the years ending December 31, 2002 are as follows:

      2003                     $    429,013
      2004                          254,286
      2005                           32,370
      thereafter                          0
                               -------------
      Total                    $    715,669
                               =============

During 2000, we entered into certain capital leases for equipment and office furniture. Total future lease payments under these lease obligations are $33,603 and $7,014 in 2003, and 2004, respectively.

SEASONALITY AND INFLATION

Our quarterly operating results have fluctuated only to a limited extent in the past. However, with the discontinuation of the Battery Segment, it is likely that they will fluctuate significantly in the future with lower product revenues in the first and second quarters as compared with the third and fourth quarters. This fluctuation is due primarily to the traditionally lower demand for Wireless Accessories during the December holiday season. Though in the fiscal years ended December 31, 2002 and 2001, combined sales for the third and fourth quarters were less than the combined sales for the first and second quarters due to the poor cellular accessory market and the timing of the loss of key customers. In addition, our net sales could be affected in the future by business acquisitions.

The impact of inflation on our operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operating results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - The Company did not have any interest rate risk at December 31, 2002, as there was no outstanding balance owed by the Company under its revolving credit facility at this date.

These instruments were not entered into for trading purposes and carry interest at a pre-agreed upon percentage point spread from one of several designated base rates. Our objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

Foreign Currency Risk - We do not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements with international customers and suppliers are denominated in U.S. dollars. We purchase approximately 75% of our products from manufacturers located overseas, principally in the Far East. The depreciation of the U.S. dollar against the major Asian currencies could, therefore, cause an increase in the cost of our products and adversely affect our results of operations or financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA






                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           PAGE
                                                                           ----


REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                         F-2


CONSOLIDATED BALANCE SHEETS                                                 F-5


CONSOLIDATED STATEMENTS OF OPERATIONS                                       F-7


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                             F-8


CONSOLIDATED STATEMENTS OF CASH FLOWS                                       F-9


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  F-11


CONSOLIDATED SUPPORTING SCHEDULE FILED:


SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS                              S-1

All other schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or in the Notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of Wireless Xcessories Group, Inc.


We have audited the accompanying consolidated balance sheet of Wireless Xcessories Group, Inc. and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. We have also audited the schedule listed in the index on page F-1 of this Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Xcessories Group, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


BAGELL, JOSEPHS & COMPANY, L.L.C.

Gibbsboro, New Jersey
March 25, 2003

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Wireless Xcessories Group, Inc.


We have audited the accompanying consolidated balance sheet of Wireless Xcessories Group, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Xcessories Group, Inc. and subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

BDO SEIDMAN, LLP

Philadelphia, Pennsylvania
March 21, 2002

THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN, LLP IN CONNECTION WITH WIRELESS XCESSORIES GROUP, INC'S FILING ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN, LLP IN CONNECTION WITH THIS FILING ON FORM 10-K, AS ARTHUR ANDERSEN, LLP CEASED PROVIDING AUDIT SERVICES AS OF AUGUST 31, 2002. THE CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2000 REFERRED TO IN THIS REPORT HAS NOT BEEN INCLUDED IN THE ACCOMPANYING FINANCIAL STATEMENTS.


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

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by our management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statement taken as a whole.

ARTHUR ANDERSEN, LLP

Philadelphia, Pennsylvania
March 31, 2001

                 WIRELESS XCESSORIES GROUP, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                     ASSETS

                                                                 2002              2001
                                                              ----------        ----------
CURRENT ASSETS
   Cash and cash equivalents                                  $  985,438        $  647,495
   Accounts receivable (net of allowance for doubtful
      accounts of $536,345 and $431,577, respectively)         1,029,158         2,132,208
   Inventories                                                 1,380,901         1,807,459
   Prepaid expenses and other assets                             154,254           160,972
   Income tax refund receivable                                     --             582,751
   Current maturities of Notes Receivable                        183,434           207,529
                                                              ----------        ----------

          Total current assets                                 3,733,185         5,538,414

PROPERTY AND EQUIPMENT - Net                                     771,916         1,219,990

NOTES RECEIVABLE-NET OF CURRENT PORTION                          174,623           335,815

OTHER ASSETS                                                      90,144           124,083
                                                              ----------        ----------

Total assets                                                  $4,769,868        $7,218,302
                                                              ==========        ==========



















   The accompanying notes are an integral part of these consolidated financial statements.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 2002              2001
                                                              ----------        ----------
CURRENT LIABILITIES
   Current portion of long-term debt                          $   31,579        $   56,796
   Bank overdraft                                                206,772           185,965
   Accounts payable                                              405,421           418,917
   Net liabilities of discontinued operations                     58,000           103,000
   Accrued payroll and related benefits                           92,275           139,213
   Amounts due to officer                                        209,313           273,897
   Rent and related obligations                                     --             163,885
   Other accrued expenses                                        218,190           583,821
                                                              ----------        ----------

          Total current liabilities                            1,221,550         1,925,494
                                                              ----------        ----------

LONG-TERM DEBT                                                     8,510         1,154,944

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.001, 1,000,000 shares
        authorized, no shares issued or outstanding                 --                --
   Common stock, par value $.001, 10,000,000 shares
        authorized, 5,222,080 issued                               5,222             5,222
   Additional paid-in capital                                 11,331,106        11,331,106
   Accumulated deficit                                        (7,707,993)       (7,166,841)
   Treasury stock, at cost, 344,810 and 78,000
        shares, respectively                                     (88,527)          (31,623)
                                                              ----------        ----------

          Total stockholders' equity                           3,539,808         4,137,864
                                                              ----------        ----------

Total liabilities and stockholders' equity                    $4,769,868        $7,218,302
                                                              ==========        ==========













  The accompanying notes are an integral part of these consolidated financial statements.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                2002                 2001                 2000
                                                            ------------         ------------         ------------
Net sales                                                   $ 14,067,672         $ 20,890,284         $ 30,128,028
Cost of sales                                                  7,834,019           12,446,317           15,440,512
                                                            ------------         ------------         ------------

Gross profit                                                   6,233,653            8,443,967           14,687,516

Selling, general and administrative expenses                   6,757,434           11,179,715           13,009,812

Interest expense, net                                             17,371              116,172              273,452
                                                            ------------         ------------         ------------
(Loss) income from continuing operations
       before income taxes                                      (541,152)          (2,851,920)           1,404,252
Income tax expense                                                  --                 70,766              579,036
                                                            ------------         ------------         ------------

(Loss) income from continuing operations                        (541,152)          (2,922,686)             825,216
                                                            ------------         ------------         ------------

DISCONTINUED OPERATIONS:
Loss from operations (net of tax benefit of $0,
     $0, and $187,548, respectively)                                --                   --               (293,344)
Estimated loss on sale of subsidiaries (net of tax
     benefit of $0, $0, and $186,900, respectively)                 --                   --               (285,296)
                                                            ------------         ------------         ------------

(Loss) from discontinued operations                                 --                   --               (578,640)
                                                            ------------         ------------         ------------

Net (loss) income                                           $   (541,152)        $ (2,922,686)        $    246,576
                                                            ============         ============         ============

(Loss) earnings per common share- Basic and Diluted:
    (Loss) income from continuing operations                $      (0.11)        $      (0.56)        $       0.16
    (Loss) from discontinued operations                             --                   --                  (0.11)
                                                            ------------         ------------         ------------

Net (loss) income                                           $      (0.11)        $      (0.56)        $       0.05
                                                            ============         ============         ============











 The accompanying notes are an integral part of these consolidated financial statements.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                   Common Stock           Additional                        Treasury Stock
                             -------------------------     Paid-In     Accumulated    -------------------------
                                Shares        Amount       Capital       Deficit         Shares        Amount         Total
                             -------------------------   -----------   -----------    -------------------------    -----------
BALANCE, JANUARY 1, 2000       5,132,732   $     5,133   $11,203,806   $(4,490,731)          --     $      --      $ 6,718,208
Option exercises                  89,348            89       127,300          --             --            --          127,389
Net income                          --            --            --         246,576           --            --          246,576
                             -----------   -----------   -----------   -----------    -----------   -----------    -----------

BALANCE, DECEMBER 31, 2000     5,222,080         5,222    11,331,106    (4,244,155)          --            --        7,092,173
Stock repurchased                   --            --            --            --           78,000       (31,623)       (31,623)
Net (loss)                          --            --            --      (2,922,686)          --            --       (2,922,686)
                             -----------   -----------   -----------   -----------    -----------   -----------    -----------

BALANCE, DECEMBER 31, 2001     5,222,080         5,222    11,331,106    (7,166,841)        78,000       (31,623)     4,137,864
Stock repurchased                   --            --            --            --          266,810       (56,904)       (56,904)
Net (loss)                          --            --            --        (541,152)          --            --         (541,152)
                             -----------   -----------   -----------   -----------    -----------   -----------    -----------

BALANCE, DECEMBER 31, 2002     5,222,080   $     5,222   $11,331,106   $(7,707,993)       344,810   $   (88,527)   $ 3,539,808
                             ===========   ===========   ===========   ===========    ===========   ===========    ===========



















                     The accompanying notes are an integral part of these consolidated financial statements.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                2002                 2001                 2000
                                                            ------------         ------------         ------------
OPERATING ACTIVITIES:
   Net (loss) income                                        $   (541,152)        $ (2,922,686)        $    246,576

Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
   Depreciation and amortization                                 569,079              589,874              765,545
   Provision for doubtful accounts                               229,383              401,196              669,565
   Deferred income taxes (benefit)                                  --                701,974              (26,782)
   Estimated loss on sale of subsidiaries                           --                   --                472,196
   Impairment of excess cost over net assets acquired               --                876,008                 --
   Loss on disposition of equipment                                 --                 93,126                 --

Changes in assets and liabilities,
net of effects from dispositions:
   Accounts receivable                                           873,667            1,525,470            1,311,486
   Inventories                                                   426,558            3,088,666            1,116,857
   Income tax refund receivable                                  582,751             (582,751)             566,633
   Prepaid expenses and other assets                              25,233              280,938             (126,885)
   Accounts payable and accrued expenses                        (678,729)          (1,825,809)          (2,270,243)
                                                            ------------         ------------         ------------

          Net cash provided by operating activities            1,486,790            2,226,006            2,724,948
                                                            ------------         ------------         ------------

INVESTING ACTIVITIES:
   Purchases of property and equipment, net                     (105,579)            (141,212)          (1,187,075)
   Proceeds from sale of subsidiaries                               --                   --              1,245,000
   Principal payment received on note receivables                185,287               70,408                4,820
                                                            ------------         ------------         ------------

          Net cash provided by (used in)
              investing activities                                79,708              (70,804)              62,745
                                                            ------------         ------------         ------------







               The accompanying notes are an integral part of these consolidated financial statements.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                2002                 2001                 2000
                                                            ------------         ------------         ------------
FINANCING ACTIVITIES:
   Payments on capital lease obligation                     $    (56,787)        $    (14,202)        $    (24,714)
   Repurchase of common stock                                    (56,904)             (31,623)                --
   Issuance of common stock                                         --                   --                127,389
   Net payments of borrowings                                 (1,114,864)          (1,962,951)          (2,755,126)
                                                            ------------         ------------         ------------

          Net cash used in financing activities               (1,228,555)          (2,008,776)          (2,652,451)
                                                            ------------         ------------         ------------

NET INCREASE IN CASH AND
CASH EQUIVALENTS                                                 337,943              146,426              135,242

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                    647,495              501,069              365,827
                                                            ------------         ------------         ------------

CASH AND CASH EQUIVALENTS - END OF YEAR                     $    985,438         $    647,495         $    501,069
                                                            ============         ============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
   Cash paid during year for:
       Interest                                             $     44,000         $    179,680         $    353,924
       Income taxes                                               25,000              142,854              590,758
















             The accompanying notes are an integral part of these consolidated financial statements.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Business description- Wireless Xcessories Group, Inc. and subsidiaries (collectively, the "Company") are engaged in the distribution of cellular accessories and components principally in the United States. During the fourth quarter of 1999, the Company began selling products via a newly created e-commerce subsidiary, AccessorySolutions.com, Inc. On March 13, 2001, former subsidiaries of Wireless Xcessories Group, Inc, Advanced Fox Antenna, Inc., Cliffco of Tampa Bay, Inc. and AccessorySolutions.com, Inc. entered into an agreement to combine and merge with Wireless Xcessories Group, Inc., the surviving Company.

          Principles of Consolidation- The consolidated financial statements include the accounts of the Wireless Xcessories Group, Inc.and its wholly owned subsidiaries. All material intercompany transactions have been eliminated.

          Cash equivalents- The Company considers all highly liquid investments with a maturity date of three months or less from the date of purchase to be cash equivalents.

          Concentration of Risk- The Company utilizes its excess cash to reduce its bank borrowings. The Company has not experienced any losses on its cash accounts or short-term investments. The Company sells its products to commercial businesses and retail consumers. Through its continuing relationships with these customers, the Company performs credit evaluations and generally does not require collateral. The Company maintains a reserve for potential credit losses. Except for a provision of approximately $190,000 resulting from a large customer filing Chapter 7 bankruptcy in 2003, such credit losses have been minimal. No single customers accounted for greater than 10% of consolidated net sales during any of the years presented.

          In 2002, the Company purchased approximately 52% of its products from three Far East suppliers with two vendors accounting for 19% each and one vendor at 14% of the total purchases.

          In 2001, the Company purchased approximately 44% of its products from our Far East supplier and one domestic supplier with each vendor accounting for 22%.

          Inventories- Inventories, which consist solely of finished goods, are carried at the lower of cost, determined on a first-in, first-out basis (FIFO), or market value.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Property and Equipment- Property and equipment are stated at cost. Additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation and amortization of property and equipment is calculated under the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives are five to seven years for furniture and fixtures and three to ten years for machinery and equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of their leases. Depreciation and amortization expense was $553,653, $549,059, and $561,953 in 2002, 2001 and 2000, respectively, and is included in selling, general and administrative expense in the consolidated statements of operations.

          Other assets- Other assets consist of the Long-Term portion of Notes Receivable received in connection with the disposition of the Battery Segment Companies (See Note 2), as well as refundable deposits.

          Excess of Costs Over Net Assets Acquired- The excess of cost over net assets acquired prior to September 30, 2001, was amortized on a straight-line basis over twenty-five years. The carrying value of the excess cost over net assets acquired is periodically reviewed to determine whether an impairment existed. This review was based on comparing the carrying amounts to the undiscounted estimated cash flows before interest charges from operations over the remaining amortization period. During the quarter ended September 30, 2001, the Company recognized an impairment loss of the remaining balance of its excess of cost over net assets acquired of $876,008. This impairment related to the significant deterioration of Cliffco of Tampa Bay, Inc's business. What remained of Cliffco's operations were merged into the Wireless Xcessories Group.

          Revenue Recognition- Revenue is recognized at the time of shipment. Revenue related to web site vendor agreements at AccessorySolutions.com, Inc. is recognized ratably over the related contract period.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Shipping and Handling Fees- The Company records revenues derived from shipping and handling in net sales and the costs associated with shipping and handling in cost of sales.

          Income Taxes- The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial reporting basis and tax basis of assets and liabilities, measured using enacted tax rates. The impact of changes in tax rates is reflected in income in the period in which the change is enacted.

          Discontinued Operations- During the first quarter of 2000, the Company sold most of the assets and transferred certain liabilities of Tauber Electronics, Inc. During the fourth quarter of 2000, the Company sold the remaining assets of Battery Network, Inc. (see Note 2). As these two companies represented all of the Company's remaining businesses within its Battery Segment, the Company accounted for this segment as discontinued operations.

          The results of operations for the Battery Segment have been classified as discontinued operations for all periods presented in the consolidated statements of operations. Discontinued operations have not been segregated in the accompanying consolidated statements of cash flows, and, therefore, amounts of certain captions will not agree with the respective consolidated statements of operations. Net sales for the Battery segment were $0, $0 and $3,397,208 for the years ended December 31 2002, 2001, 2000, respectively.

          The Company allocated interest not specifically associated with any segment based upon a ratio of net tangible assets. Interest expense allocated to discontinued operations was $0, $0 and $50,000 in 2002, 2001, and 2000 respectively.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Earnings per share- Basic earning per share (EPS) is computed using the weighted average number of common shares outstanding for the period while diluted EPS is computed assuming conversion of all dilutive securities such as options. Included below is a reconciliation of shares for the basic and diluted EPS computations.

                                                2002        2001        2000
                                             ---------   ---------   ---------
          Basic EPS Shares                   5,040,657   5,185,089   5,193,731

          Dilutive effect of stock options
             and warrants                         --          --        60,598
                                             ---------   ---------   ---------

          Diluted EPS shares                 5,040,657   5,185,089   5,254,329
                                             =========   =========   =========

          Options to purchase 302,152, 315,612, and 112,960 shares with exercise prices ranging from $.28 to $5.00 and warrants to purchase 0, 100,000, and 100,000 shares with an exercise price of $4.13 were outstanding at December 31, 2002, 2001, and 2000, respectively, but were not included in the computation of diluted EPS because the option's exercise price was greater than the average market price of the common shares.

          Disclosures About Fair Value of Financial Instruments- The carrying values of cash, cash equivalents, and long-term debt approximate their respective fair values.

          Employee Stock Options- The Company applies Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," which recognizes compensation costs based on the intrinsic value of an equity instrument.The Company has applied APB No. 25 to its stock compensation awards to employees and has disclosed the required pro forma effect on net (loss) income per share in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and has adopted the enhanced disclosure provisions of SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment of SFAS No. 123" (See Note 5).

          Reclassifications- Certain prior year amounts have been reclassified to conform to current year presentation.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Use of Estimates in the Preparation of Financial Statements- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          RECENT ACCOUNTING PRONOUNCEMENTS-

          In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This new pronouncement also amends Accounting Research Bulletin (ARB) No. 51 "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and also broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Adoption of SFAS 144 on January 1, 2002, did not have any impact on the Company's financial position, cash flows or results of operations for the year ended December 31, 2002.

          In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB statement No. 13, and Technical Corrections" ("SFAS 145"). The recission of FASB No. 4, "Reporting Gains and Losses for Extinguishment of Debt" applies to the Company. FASB No. 4 required that gains and losses from extinguishments of debt were included in the determination of net income be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS 145 is effective for the Company's our fiscal year beginning January 1, 2003. Effective January 1, 2003, pursuant to SFAS 145, the treatment of the early extinguishments of debt will be included in "other expenses" in the financial statements. Management does not anticipate that the adoption of SFAS 145 will not expected to have a material impact on the Company's financial position and results of operations.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

          In June 2002, the FASB issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with restructuring, discontinued operation, plant closing, or other exit or disposal activities. Previous accounting guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit on Activity (Including Certain Costs Incurred in a Restructuring)" is replaced by this statement. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of this statement will have a significant effect on the Company's financial position or results of operations.

          In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123"("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees," but has adopted the enhanced disclosure requirements of SFAS 148.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2  - ACQUISITONS AND DIVESTITURES

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

          In accordance with the decision to exit the Battery Segment (see Note 1- Discontinued Operations), the Company evaluated the net realizable value of net assets of the Battery Network business. In connection with this evaluation, the Company determined that the unamortized excess of cost over net assets acquired at December 31, 1999 was not realizable and, therefore, recognized a related impairment loss of $3,939,470 in 1999.

          On January 27, 2000, the Company sold substantially all of the assets and certain liabilities of Tauber Electronics, Inc. for $1,489,427, consisting of cash of $1,005,854 and a note receivable of $519,708 bearing interest of 1% above prime, as defined and payable over five years. Any outstanding principal or accrued interest is due in full on January 26, 2005. The principal amount of this note was subsequently reduced to $483,573, effective on March 15, 2000, to reflect the final valuation of transferred assets.

          On November 6, 2000, the Company sold selective inventory and substantially all of its machinery and equipment, trade names and customer lists of Battery Network, Inc. to Ohlin Sales Corp. for $200,000 in cash and a $125,000 note. The note provided for twenty-four consecutive equal monthly payments of $5,655 including interest at 8% and principal starting on December 1, 2000 and ending on November 1, 2002. The note has a total of $22,620 that is past due, which is being withheld by the debtor subject to the resolution of certain obligations which the debtor claims are due him from the Company. On December 16, 2000, the Company sold selected remaining inventory, and trade names related to Absolute Battery (a division and trade name of Battery Network principally involved in the laptop battery and accessories business) to Battery Universe for cash of $40,000 and a $10,000 note.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2-     ACQUISITONS AND DIVESTITURES (CONTINUED)

          The note, which was paid in full effective July 2001, provided for interest at 8% payable monthly along with equal monthly principal payments commencing on January 1, 2001 and ending on June 1, 2001. The Company retained accounts receivable, inventory and all outstanding liabilities as of October 31, 2000. The Company physically shut down the remaining Battery Network operation in January 2001, and achieved an early termination of its existing lease obligation in June 2001.

          The related loss on the sale and disposition of Battery Network of ($285,296, net of $186,900 tax benefit) has been reflected in the estimated loss on sale of subsidiaries within the net loss from discontinued operations in the 2000 consolidated statement of operations.

NOTE 3 -    PROPERTY AND EQUIPMENT - NET

          Property and equipment consists of the following:

                                                         DECEMBER 31,
                                                   2002                2001
                                               -----------         -----------
          Machinery and equipment              $ 2,440,634         $ 2,335,055
          Furniture and fixtures                   416,153             416,153
          Vehicles                                  38,463              38,463
          Leasehold improvements                   246,926             246,926
                                               -----------         -----------
                                                 3,142,176           3,036,597

          Less accumulated depreciation
            and amortization                    (2,370,260)         (1,816,607)
                                               -----------         -----------
          Property and equipment, net          $   771,916         $ 1,219,990
                                               ===========         ===========

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4  - LONG-TERM DEBT

          Long-term debt consists of the following:

                                                            DECEMBER 31,
                                                        2002            2001
                                                    -----------     -----------
          Revolving Credit Facility                 $      --       $ 1,114,864
          Capital Leases                                 40,089          96,876
                                                    -----------     -----------
                                                         40,089       1,211,740
          Less current portion                          (31,579)        (56,796)
                                                    -----------     -----------
          Long-term debt, net of current portion    $     8,510     $ 1,154,944
                                                    ===========     ===========


          The weighted average interest rates in effect on debt for the years ended December 31, 2002, 2001, and 2000 were 6.9%, 6.7% and 8.7%, respectively.

          The Company entered into a Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997, as subsequently amended (the "Loan Facility"), with IBJ Whitehall- Financial Group (formerly known as IBJ Schroder Bank and Trust Company), as Agent ("IBJ"). The Loan Facility consisted of a $3,000,000 Term Loan (the "Term Loan") payable in 35 monthly installments of $50,000 each with the balance to be paid at maturity and a Revolving Credit Facility (the "Revolver Loan") of up to $10,000,000 to be advanced at the rate of 80% of eligible accounts receivable and 50% of inventories. The Loan Facility is secured by a pledge of the assets of the borrowers and pledge of the outstanding capital stock of the subsidiaries of the Company. On August 14, 2002 the Company entered into an amended credit agreement and at management's request, to reduce the revolving credit facility to $5,000,000 (less an undrawn availability of $800,000 to be maintained at all times). At the same time, the interest rate the Company pays to IBJ on its borrowings was increased to the sum of the alternate base rate (as defined) plus .75% with respect to domestic rate loans or the sum of the Eurodollar rate plus 2-1/2% with respect to Eurodollar rate loans. The term loan was paid in full effective with a final payment of $39,218 in June 2001. There was no debt outstanding under the credit facility as of December 31, 2002.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4  - LONG-TERM DEBT (CONTINUED)

          The Loan Facility, as amended, contains certain covenants, which include maintenance of certain financial ratios, maintenance of certain amounts of EBITDA (earnings before interest, taxes, depreciation, and amortization), minimum amounts of funds available for borrowing under its Loan Facility and limits on capital expenditures as well as other affirmative and negative covenants. It also prohibits the payment of dividends on common stock without the consent of the lender. At December 31, 2001, the Company was not in compliance with one of these covenants. On March 21, 2002, the Company entered into an amended credit agreement whereby the non-compliance at December 31, 2001 was waived and new financial covenants were negotiated through December 31, 2003, which reflect the Company's current operating projections. As part of the agreement, the advance rate for borrowing on eligible inventory was lowered from 50% to 40%. Additionally, the Loan Facility was extended for an additional one-year period, expiring on January 7, 2004. At December 31, 2002, the Company was not in compliance with two of the covenants. The Company is in the process of negotiating with the lender a restructuring of the existing credit facility to better reflect its current reduced borrowing requirements. The planned restructuring of the existing credit facility may include the receipt of a waiver of the non-compliance with the aforementioned covenants.

NOTE 5  - STOCKHOLDERS' EQUITY

          PREFERRED STOCK- The Board of Directors of the Company, without action by the stockholders, is authorized to issue shares of Preferred Stock in one or more series and, within certain limitations, to determine the voting rights (including the right to vote as a series on particular matters), preferences as to dividends and in liquidation, conversion, redemption, and other rights of each such series. The Board of Directors could issue series with rights more favorable with respect to dividends, liquidation and voting than those held by the holders of any class of Common Stock.

          COMMON STOCK- The shares of Common Stock have one vote per share. None of the shares have preemptive or cumulative voting rights, redemption rights, are or will be liable for assessment or further calls. The holders of the Common Stock are entitled to dividends when declared from funds legally available therefore.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5  - STOCKHOLDERS' EQUITY (CONTINUED)

          On January 11, 2001, the Board of Directors approved a stock buyback program whereby the Company will repurchase a total of up to 500,000 shares of Common Stock at a total cost not to exceed $250,000 through July 10, 2003. As of December 31, 2002 and 2001, the Company has repurchased 266,810 and 78,000 shares at an average price of $0.21 and $0.41 per share, respectively.

          On June 11, 2002, the Board of Directors approved an issuance of 10,000 shares of the Company's Common Stock to each of the four non-employee directors of the Company for a total of 40,000 shares. Compensation expense of $6,000 has been accrued in the financial statements as of December 31, 2002 since these Common Stock Shares have not yet been issued.

          STOCK OPTIONS- The Company, on June 6, 1995, adopted the Company's Stock Option Plan (the "Plan"), which as amended in December 1995, authorizes the Board of Directors or a Stock Option Committee appointed by the Board to grant up to 250,000 qualified stock options and non-qualified stock options to officers and key employees, directors, and independent consultants. Directors who are not employees and consultants are eligible only to receive non-qualified stock options. The Board of Directors in 1995 granted under the Plan options to purchase 20,720 shares of Common Stock to two directors at a price of $2.89 per share. In 1996, the Company granted under the Plan five-year options to purchase an aggregate of 195,000 shares of Common Stock to employees. The options are exercisable at the initial offering price per share of $5.00. In 1997, the Company granted, under the Plan, five-year options to purchase an aggregate of 75,000 shares of Common Stock to employees of the Company. The options are exercisable at prices ranging from $2.80 to $4.50 per share. In 1998, the shareholders of the Company approved an amendment to the Plan increasing the number of shares granted by 350,000 to an aggregate total of 600,000 for the Plan. In addition in 1998, the Company granted, under the Plan, five-year options to purchase an aggregate of 455,000 shares of Common Stock to directors and employees of the Company. The options are exercisable at prices ranging from $1.38 to $2.69 per share. In 1999, the Company granted, under the Plan, one-year options to purchase 85,000 shares of Common Stock to a director of the Company. The options are exercisable at prices ranging from $1.38 to $1.88 per share. The Company also granted, under the Plan, ten-year options to purchase 95,000 shares of Common Stock to directors and employees of the Company. The options are exercisable at $1.38 per share.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5  - STOCKHOLDERS' EQUITY (CONTINUED)

          In 2000, the stockholders of the Company approved an amendment to the Plan increasing the number of shares reserved for issuance by 400,000 to an aggregate of 1,000,000 under the Plan. In addition in 2000, the Company granted, under the Plan, ten-year options to purchase an aggregate of 138,500 shares of Common Stock to directors and employees of the Company. In 2001, the Company granted, under the Plan, ten-year options to purchase a total of 65,000 shares of Common Stock at $.375 per share to the directors of the Company. In 2002, the Company granted, under the plan, ten-year options to purchase a total of 51,000 shares of Common Stock at $0.28 per share to the directors of the Company. At December 31, 2002 and 2001, there were a total of 608,500 and 595,040, respectively, shares available for grant.

          The following information pertains to the stock options outstanding for the three years ending December 31, 2002:

                                                           Outstanding              Exercisable
                                                      ---------------------     --------------------
                                                                   Weighted                 Wtd. Avg.
                                                      Number of    Average      Options     Exercise
                                                       Shares    Share Price     Shares       Price
                                                      --------     --------     --------    --------
          Options outstanding at January 1, 2000       355,532     $   2.23      301,365    $   2.37
               Granted                                 138,500         1.54
               Exercised                               (89,348)       (1.43)
               Forfeited                               (60,572)       (2.23)
                                                      --------     --------     --------    --------
          Options outstanding at December 31, 2000     344,112         2.16      244,112        2.44
               Granted                                  65,000         0.37
               Forfeited                               (93,500)       (2.86)
                                                      --------     --------     --------    --------
          Options outstanding at December 31, 2001     315,612         1.58      244,112        1.78
               Granted                                  51,000         0.28
               Forfeited                               (64,460)       (2.62)
                                                      --------     --------     --------    --------
          Options outstanding at December 31, 2002     302,152     $   1.18      256,152    $   1.21
                                                      ========     ========     ========    ========

          The following table summarizes information as of December 31, 2002 concerning currently outstanding and exercisable options:

                              Option Outstanding                          Options Exercisable
               ------------------------------------------------  -----------------------------------
                               Weighted
                                Average
                               Remaining
                              Contractual        Weighted                              Weighted
   Range of        Number        Life             Average             Number            Average
   (Years)      Outstanding     (Years)        Exercise Price       Exercisable     Exercise Price
----------------------------------------------------------------------------------------------------
 $0.28-$0.375     109,000         8.7              $ 0.33              83,500            $ 0.35
 $1.01-$2.00      182,152           5              $ 1.43             161,652            $ 1.43
 $4.01-$5.00       11,000         7.1              $ 4.44              11,000            $ 4.44

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5  - STOCKHOLDERS' EQUITY (CONTINUED)

          The outstanding stock options as of December 31, 2002 vest as follows:
          (a) half of the options shares are vested on the date of the grant with an additional one-half vesting in the first anniversary therefrom (230,652 options outstanding at December 31, 2002); or (b) one-third of the option shares are vested on the date of the grant with an additional one-third vesting on the first and second anniversaries there from, respectively (15,000 options outstanding at December 31, 2002); or (c) one-fifth of the options shares are vested on the date of grant with an additional one-fifth vesting on the first, second, third, and forth anniversaries therefrom, respectively (56,500 shares outstanding at December 31, 2002).

          As provided for in SFAS No. 123, "According for Stock-Based Compensation," The Company utilizes the intrinsic value method of expense recognition under APB No. 25. Accordingly, no compensation cost has been recognized for the stock option plans as all options have been issued with exercise prices equal to fair market value. Had compensation expense for the stock option plans been determined consistent with the provisions of SFAS No. 123 and SFAS No. 148, the Company's net income and net income per share would have been the pro forma amounts indicated below:

                                                          2002              2001              2000
                                                     -------------     -------------     -------------
          As reported (loss) income
            from continuing operations:
          Add: Stock-based compensation              $    (541,152)    $  (2,922,686)    $     825,216
            expense included in reported (loss)
            income from continuing operations
            net of related tax effects                        --                --                --
          Deduct: Total stock-based
            employee compensation expense
            determined under fair value based
            method for all awards, net of related
            tax effects                                    (24,086)          (46,612)          (82,054)
                                                     -------------     -------------     -------------
          Pro forma (loss) income from
            continuing operations                    $    (565,238)    $  (2,969,298)    $     743,162
                                                     =============     =============     =============
          Basic (loss) income from
          continuing operations per
          common share:
          As reported                                $       (0.11)    $       (0.56)    $        0.16
          Pro forma                                          (0.11)            (0.57)             0.14
          Diluted (loss) income from
          continuing operations per
          common share:
          As reported                                $       (0.11)    $       (0.56)    $        0.16
          Pro forma                                          (0.11)            (0.57)             0.14


                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5  - STOCKHOLDERS' EQUITY (CONTINUED)

          The weighted average fair value of those options granted during the years ended December 31, 2002, 2001, and 2000 was estimated as $ 0.26, $0.34, and $1.07, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.7%, 5.6%, and 6.6% for 2002, 2001, and 2000, respectively; expected dividend yield of 0%; expected life of
          6.9 years; and expected volatility of 100%, 100%, and 119% for 2002, 2001, and 2000, respectively.

          Additionally, in connection with the Battery Network acquisition in 1997, the Company issued options to purchase 225,000 shares of common stock at an exercise price of $4.50 per share, and, in connection with the Tauber acquisition in 1996, issued options to purchase 50,000 at an exercise price of $5.00 per share.

          WARRANTS- In connection with their initial public offering, the Company sold 2,300,000 redeemable warrants to purchase the Company Common Stock.

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

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6  - INCOME TAXES

          The provision (benefit) for income taxes on continuing operations consists of:

                                 2002          2001          2000
                              ---------     ---------     ---------
          Current:
          Federal             $(181,271)    $(582,751)    $ 718,124
          State                 (21,379)      (48,457)      183,659
                              ---------     ---------     ---------
                               (202,650)     (631,208)      901,783
                              ---------     ---------     ---------
          Deferred:
          Federal               181,271       559,006      (257,015)
          State                  21,379       142,968       (65,732)
                              ---------     ---------     ---------
                                202,650       701,974      (322,747)
                              ---------     ---------     ---------
          Total provision
          for income taxes    $    --       $  70,766     $ 579,036
                              =========     =========     =========


          In conformity with SFAS No. 109, deferred tax assets and liabilities are classified based on the financial reporting classification of the related assets and liabilities, which give rise to temporary book/tax differences. Deferred taxes related to the following temporary differences:
                                                               DECEMBER 31,
                                                           2002          2001
                                                        ----------    ----------
          Deferred income tax assets:
          Benefit of net operating loss carryforward    $  769,181    $  155,789
          Accrued compensation                              79,539       104,081
          Inventory reserve                                 80,073       372,406
          Bad debts reserve                                203,811       163,999
          Sales returns and allowances                      35,090        54,857
          Goodwill                                         305,790       324,713
          Other                                             11,571        46,285
                                                        ----------    ----------
                                                         1,485,055     1,222,130
          Deduct:  Deferred income tax liabilities:
          State taxes                                       25,713        38,164
                                                        ----------    ----------
          Valuation allowance                            1,459,342     1,183,966
                                                        ----------    ----------
          Net deferred tax asset                        $     --      $     --
                                                        ==========    ==========

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6  - INCOME TAXES (CONTINUED)

          The effective income tax rate varied from the U.S. Federal statutory tax rate as follows:

                                             2002      2001      2000
                                            -----     -----     -----
          Statutory income tax rate         (34.0%)   (34.0%)    34.0%
          State income (benefit) taxes,
              net of federal tax benefit     (4.0)     (4.0)      5.5
          Meals and entertainment            --        --         0.7
          Other                              (0.5)     (1.0)      1.0
          Valuation allowance                38.5      41.5      --
                                            -----     -----     -----
          Effective tax rate                    0%      2.5%     41.2%
                                            =====     =====     =====

          As of December 31, 2002, the Company has federal and state net operating loss carry forward amounts of approximately $1,877,000 and $3,270,000 respectively. These net operating loss carryforward amounts begin to expire in 2011. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary difference including operating loss carryforwards. The Company has provided a valuation allowance for all of its deferred tax assets as a result of the uncertainty that the Company will generate sufficient income in the future to fully or partially realize the net deferred tax asset of approximately $1,459,000. At December 31, 2002, the deferred tax asset has been offset by a valuation allowance of the same amount.

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

NOTE 7  - COMMITMENTS AND CONTINGENCIES

          The Company was notified in the fall of 2000 that certain of its products might have infringed the patents of an original equipment manufacturer (OEM). The Company discontinued the sale of such products in question, and in early 2001 developed alternative products to meet its customer needs that it believes do not infringe.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7  - COMMITMENTS AND CONTINGENCIES (CONTINUED)

          Several other distributors have either settled or are in the process of litigating similar claims with the OEM. The Company has outside counsel to assist it in resolving all financial issues relating to the Company's sales prior to the discontinuance of alleged patent infringement. At this point, the Company is still involved in the information discovery phase with the OEM, which hopefully will lead to a reasonable resolution of any and all outstanding issues.

          The amount of any claim if any should arise is unknown at this time and management cannot reasonably assess our liability exposure, if any. The Company believes that the possibility of an unfavorable outcome will not have a material adverse effect on its financial position.

          The Company is, from time to time, party to litigation arising in the normal course of its business. Based on consultation with legal counsel, management of the Company does not believe that any such claims or litigation will have a material adverse effect on the financial position or results of operations of the Company.

          The Company leases various types of warehouse and other space and equipment, furniture, and fixtures under non-cancelable operating lease agreements, which expire at various dates. Certain leases for warehouse and other space contain rental escalation clauses based on the Consumer Price Index. Future minimum lease payments under non-cancelable operating leases for the years ending December 31 are as follows:

                2003                            $429,013
                2004                             254,286
                2005                              32,370
          thereafter                                --
                                                --------
          Total:                                $715,669
                                                ========

          Rent expense exclusive of common area maintenance, where applicable for all operating leases for the years ended December 31, 2002, 2001 and 2000 was $378,950, $533,035, and $452,707, respectively.

          During 2000, the Company entered into certain capital leases for equipment and office furniture. Total future lease payments under these lease obligations are $33,603 and $7,014 in 2003 and 2004, respectively.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8  - RELATED PARTY TRANSACTIONS

          The Company leases certain office space in Pennsylvania from an affiliate of the current Chief Executive Officer. The lease expired on December 31, 1999 and was on a month-to-month basis until the mutually agreed termination date of April 30, 2000. Rent expense related to this lease was $0, $0, and $76,000 in 2002, 2001, and 2000, respectively.

          The Company employs Susan Rade, wife of Stephen Rade, current Chief Executive Officer of the Company, as a sales person with certain administrative duties. In this role, Mrs. Rade earns the bulk of her compensation as part of the Company's sales incentive commission programs earning $229,047, $253,760, and $329,981, in 2002, 2001, and
          2000, respectively, including draws, commission and a $36,000 salary for administration duties.

          Messrs. Warren H. Haber, the former Chairman of the Board, and John L. Teeger, the former Vice President, Secretary and Director of the Company, were the sole stockholders, officers and directors of Founders Management. Pursuant to the Management Agreement between Founders and the Company date as of June 6, 1995, as subsequently amended, Founders was to provide advice and consultative services regarding management, overall strategic planning, acquisition policy, relations with commercial and investment banking institutions, and stockholder matters to or on behalf of the Company. In addition to an annual base fee of $150,000 and a fee based on the Company's profits, Founders was entitled to receive originating fees with respect to acquisitions or financings for which it performed originating services.

          In February 1998, the Management Agreement was revised by mutual consent to, among other things, eliminate the origination and incentive fee provisions of the original agreement. The revised agreement thereby limited fees that were payable to Founders to an annual fee of $150,000, payable monthly

          In addition to an annual fee, Founders was issued five-year warrants to purchase 100,000 shares of the Company's Common Stock, at a price of $4.125 per share. These warrants expired on January 7, 2002.

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

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8  - RELATED PARTY TRANSACTIONS (CONTINUED)

          In October 2001, the Company settled in full all matters relating to this lawsuit for $228,000, effectively ending any Founders current or future claims relating to the Management Agreement.

NOTE 9  - SEGMENT DISCLOSURE

          As a result of the decision to exit the Battery Segment, the Company effectively operates in one business segment, the Wireless Products Segment, which distributes cellular telephone accessory products including batteries, chargers, and antennas throughout North and South America. The Wireless Products Segment is headquartered in Huntingdon Valley, Pennsylvania and through March 28, 2001 consisted of Advanced Fox Antenna, Cliffco of Tampa Bay, Inc. and AccessorySolutions.com, Inc. Effective on March 1, 2001, the Companies merged with Wireless Xcessories Group, Inc. (The Surviving Company) and fully consolidated its operations during 2001. All revenue and essentially all long-lived assets were related to operations in the United States as of and for the years ended December 31, 2002, 2001, and 2000.

          Export sales for the years ended December 31, 2002, 2001, and 2000 were as follows:

                                                2002        2001        2000
                                              --------    --------    --------
          Europe, Middle East & Africa        $   --      $101,792    $111,677
          Asia and Pacific                        --       130,965       7,387
          Americas excluding United States     285,703     333,899     452,857
                                              --------    --------    --------
                                              $285,703    $566,656    $571,921
                                              ========    ========    ========

          Receivables from export sales at December 31, 2002 and 2001 were $37,344 and $36,866 respectively.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - QUARTERLY RESULTS (UNAUDITED)

          The following table summarizes selected quarterly financial data for 2002 and 2001: (Dollars in thousands)

          2002                                                 3/31            6/30            9/30           12/31
          ----                                             -----------     -----------     -----------     -----------
          Net sales                                        $     3,514     $     3,644     $     3,657     $     3,253
          Gross Profit                                           1,476           1,712           1,689           1,357
          Net (loss) income                                       (362)            (48)             98            (229)

          Basic and diluted net (loss) income per share    $     (0.07)    $     (0.01)    $      0.02     $     (0.05)
          Weighted average common shares
          outstanding (Basic and Diluted)                    5,127,329       5,079,799       5,031,805       4,926,003

          2001
          ----
          Net sales                                        $     5,855     $     4,897     $     4,867     $     5,271
          Gross Profit                                           2,696           2,108           1,936           1,704
          Net loss                                                (106)           (291)         (1,226)         (1,300)

          Basic and diluted net (loss) per share           $     (0.02)    $     (0.06)    $     (0.24)    $     (0.25)
          Weighted average common shares
          outstanding (Basic and Diluted)                    5,217,747       5,197,009       5,175,005       5,151,350

                                   SCHEDULE II
                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                     FOR THREE YEARS ENDED DECEMBER 31, 2002




                                    Balance at                                    Balance
                                    Beginning                                      At End
Description                          of Year      Additions      Deductions       of Year
-------------------------------------------------------------------------------------------
Inventory reserves         2000     $ 282,492       615,046        (373,258)     $ 524,280
                           2001       524,280     1,527,009      (1,071,272)       980,017
                           2002       980,017       440,667      (1,209,985)       210,699
Allowance for doubtful
 accounts                  2000       120,467       647,758        (504,949)       263,276
                           2001       263,276       361,196        (192,895)       431,577
                           2002       431,577       304,206        (199,438)       536,345

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

On December 26, 2002 , the Company engaged Bagell, Josephs & Company, L.L.C., as the Company's independent accountants for the fiscal year ended December 31, 2002, replacing BDO Seidman, LLP, as the current auditors. As of December 31, 2002 there are no changes in or disagreements with Bagell, Josephs & Company, L.L.C. nor BDO Seidman LLP on accounting practices or financial disclosures. See Company's Current Report on Form 8-K on December 26, 2002 for further discussion.

On April 17, 2001, the Company engaged the accounting firm of BDO Seidman, LLP as independent public accountants for the fiscal year ended December 31, 2001 replacing Arthur Andersen LLP, as the current auditors. As of December 31, 2001, there are no changes in and disagreements with BDO Seidman, LLP nor Arthur Andersen, LLP on accounting and financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth as of March 1, 2003, the name of each of our directors and executive officers, his principal occupation and the nature of all positions and offices with us held by him. Our directors will hold office until the next Annual Meeting of Stockholders.

                                                                        FIRST
                                                                       BECAME
NAME                       AGE          OFFICE                        DIRECTOR
-----                      ---          ------                        --------

Stephen Rade               65    President, Chief Executive             1996
                                 Officer and Chairman of the Board
Christopher F. McConnell   49    Director                               1998
Ronald E. Badke            57    Chief Financial Officer and Secretary  1995
Allan Kalish               77    Director                               1998
Christopher C. Cole        47    Director                               2000
Bradley T. MacDonald       55    Director                               1999

Each executive officer serves at the discretion of the Board of Directors.

Mr. Rade has been our Chairman of the Board since June, 2002 and President and Chief Executive Officer since June 1998. From 1996 until June 1998, he was Executive Vice President of the Company. He has been a director since April 1996. He has been the President, Chief Executive Officer and a director of Advanced Fox Antenna, Inc. since he founded that company in 1990.

Mr. McConnell has been a director of the Company since December 1998 while holding the title of Chairman of the Board through June 2002. In addition, he is principal of The Founders Group, an organization dedicated to helping launch new, technology-based companies. Mr. McConnell also co-founded CFM Technologies, Inc., a semiconductor capital equipment company and until it merged into Matson Technology in March 2001. He currently serves as a director of Mi8 Corporation, a leading application software provider (ASP), where he had previously been Chairman of the Board.

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

Mr. MacDonald was elected a director in March 1999. He is the Chairman of the Board and Chief Executive Officer of Medifast, Inc (MDFT.OB), a position he has held since January 1998. Prior thereto, he was appointed as Program Director of the U.S. Olympic Coin Program of the Atlanta Centennial Olympic Games. Mr. MacDonald was previously employed by HealthRite as its Chief Executive Officer from September 1996 to August 1997. From 1991 through 1994, Mr. MacDonald was Deputy Director and Chief Financial Officer of the Retail, Food and Hospitality and Recreation Business for the United States Marine Corps.

Mr. Cole was elected as a director in February 2000. He is currently the CEO of Intelligrated, Inc., a position he has held since June of 2001. From April 2000 to June 2001 Mr. Cole served as President of Cole Consulting. Until the acquisition of Pinnacle Automation by FKI, Plc. in early 2000, Mr. Cole was employed by Pinnacle Automation as its Chief Operating Officer and served as a director of Pinnacle Automation since June 1997 and as Executive Vice President from March 1994 to June 1997. Mr. Cole served as Vice President of Cincinnati Milacron, from 1987 through March of 1994.

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

To the best of our knowledge, based solely on a review of the copies of such reports furnished to us and written representations with respect to the year ended December 31, 2002, our officers, directors and greater than ten percent shareholders were in compliance with all applicable Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth for the years ended December 31, 2002, 2001, and 2000; the compensation for services rendered in all capacities to the Company and subsidiaries by the Chief Executive Officer and the Company's other executive officer for the year ended December 31, 2002.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

  NAME AND PRINCIPAL POSITION             YEAR                SALARY
  ---------------------------             ----                ------

Stephen Rade                              2002               $198,000
Chief Executive Officer                   2001                198,000
President and Chairman of the Board       2000                198,000

Ronald E. Badke                           2002               $146,000
Chief Financial Officer and               2001                135,000
Secretary                                 2000                135,000

EMPLOYMENT AGREEMENTS

The employment agreements between the Company and each of Messrs. Rade and Badke terminated on April 1998 and March 1999, respectively.

 COMPENSATION OF DIRECTORS

The Company does not pay a fee to its directors. It reimburses those directors who are not employees of the Company for their expenses incurred in attending meetings.

The Company previously had approved the annual grant of stock options to purchase the Company's common stock to certain directors in accordance with the 1995 Stock Option Plan. Specifically, the board approved the following grants:

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

Half of any options granted vest on the date they are granted, with the remaining half vesting one year later; provided that these options will terminate and never vest if the director receiving them does not attend at least 75% of the meetings of the board (or meetings of the applicable board committee, in the case of Committee Options) held during the one year period following the date the options are granted.

In June 2002, the Board approved the issuance of 40,000 shares of the Company's Common Stock to its non-employee directors for service on the Board and its various committees. This includes a total of 10,000 shares each to Christopher McConnell, Christopher Cole, Bradley MacDonald and Alan Kalish, respectively. As of March 24, 2003, these shares had not yet been issued.

STOCK OPTIONS

Under the Company's 1995 Stock Option Plan (the "Plan"), the Company's board of directors or a stock option committee appointed by the board may grant stock options to officers, key employees, directors, and independent consultants of the Company. Currently, 1,000,000 shares of the Company's common stock are reserved for issuance under the Plan.

The following table sets forth the details of the options held at the end of the year December 31, 2002 by the executive officers set forth in the Summary Compensation Table. Mr. Rade and Mr. Badke were not granted options under the Plan during the year 2002.

                            FISCAL YEAR END OPTION VALUES

                              NUMBER OF SHARES UNDERLYING
                             UNEXERCISED OPTIONS AT FISCAL
                                      YEAR END (1)
                           --------------------------------
NAME                       EXERCISABLE        UNEXERCISABLE
----                       -----------        -------------
Stephen Rade                  25,000                  0
Ronald E. Badke               12,000              8,000

(1) The exercise price of all outstanding options at December 31, 2002 was greater than the market value of the shares covered by those options.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 3, 2003, as supplied to the Company, regarding the beneficial ownership of the Common Stock by all persons known to the Company who own more than 5% of the outstanding shares of the Company's Common Stock, each director of the Company, each executive officer of the Company named in the Summary Compensation Table included elsewhere in this report and all executive officers and directors as a group. Unless otherwise indicated, based on information provided to the Company by the directors, executive officers and principal shareholders, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

                                       NUMBER OF SHARES
NAME*                                BENEFICIALLY OWED (1)     PERCENTAGE (2)
-----                                ---------------------     --------------
Christopher F. McConnell (3)               201,067                  3.9%
Stephen Rade (4)                         1,198,000                 22.9%
Ronald E. Badke (5)                         12,000                   --**
Christopher C. Cole (6)                     75,312                  1.4%
Allan Kalish (7)                            71,500                  1.4%
Bradley T. MacDonald (8)                    33,000                   --**
Directors and Officers as a group        1,590,879                 30.5%
(6 persons)(9)

*The business address of each shareholder named in this table, is Wireless Xcessories Group, Inc., 1840 County Line Road, Huntingdon Valley, PA 19006. **Less than 1%.

(1) For purposes of this table, a person or group is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within 60 days.
(2) Percentage ownership is based on 5,222,080 shares of Common Stock outstanding on March 3, 2003. For purposes of computing the percentage of outstanding shares held by each such person or group of persons named above, any security which such person or group of persons has the right to acquire within 60 days is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(3) Includes exercisable options to purchase 45,000 shares.
(4) Includes exercisable options to purchase 25,000 shares.
(5) Includes exercisable options to purchase 12,000 shares.
(6) Includes exercisable options to purchase 42,000 shares.
(7) Includes exercisable options to purchase 64,000 shares.
(8) Includes exercisable options to purchase 33,000 shares.
(9) Includes exercisable options to purchase 221,000 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We employ Susan Rade, wife of Stephen Rade, current CEO, as the highest volume sales person with certain administrative functions. In this role, Mrs. Rade earns the bulk of her compensation as part of our sales incentive commission programs earning $229,047, $253,760, and $329,981 in the twelve months December 31, 2002, 2001 and 2000, respectively, including draws, commission and a $36,000 salary for administrative duties.

We lease certain office space in Pennsylvania from an affiliate of our current Chief Executive Officer Stephen Rade. The lease expired on December 31, 1999 and was on a month-to-month basis until the mutually agreed termination date of April 30, 2000. Rent expense related to this lease was $0, $0, and $76,000 in 2002, 2001, and 2000, respectively.

Rental payments under the lease for the twelve months ended December 31, 2002, 2001 and 2000 were $0, $0, and $25,704, respectively.

PRIOR MANAGEMENT

Messrs. Warren H. Haber, the former Chairman of the Board, and John L.Teeger, the former Vice President, Secretary and Director of the Company, were the sole stockholders, officers and directors of Founders. Pursuant to the Management Agreement between Founders and us dated as of June 6, 1995, as subsequently amended, Founders was to provide advice and consultative services regarding management, overall strategic planning, acquisition policy, relations with commercial and investment banking institutions, and stockholder matters to or on behalf us. In addition to an annual base fee of $150,000 and a fee based on our profits, Founders was entitled to receive originating fees with respect to acquisitions or financings for which it performed originating services.

In February 1998, the Management Agreement was revised by mutual consent to, among other things, eliminate the origination and incentive fee provisions of the original agreement. The revised agreement thereby limited fees that were payable to Founders to an annual fee of $150,000, payable monthly.

In addition to an annual fee, Founders was issued five-year warrants to purchase 100,000 shares of our Common Stock, at a price of $4.125 per share. These warrants expired on January 7, 2002.

Since May 1998, when Messrs. Haber and Teeger resigned as officers and directors of the Company, Founders has provided no services to the Company and the Company has not paid any fees to Founders. Although neither us nor Founders has formally terminated the Management Agreement, both parties have acted as if the Management Agreement has been terminated. Founders have initiated a lawsuit against us with respect to this Management Agreement. In a lawsuit filed in November 1999, Founders alleged that we improperly repudiated this Management Agreement and sought damages. In March 2000, we filed an answer to the lawsuit and asserted counterclaims against Founders related to the Management Agreement. In October 2001 we settled in full all matters relating to this lawsuit, effectively ending any Founders current or future claims relating to the Management Agreement.

ITEM 14.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 25, 2003, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (a) The following documents are filed as a part of this Report.

           1. and 2. FINANCIAL STATEMENTS -- The financial statements and schedules required by this item begin on page F-1 of this report. The Reports of Independent Certified Public Accountants appear on pages F-2, F-3 and F-4 of this report.

           3. EXHIBITS -- The following is a list of exhibits. Where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference.

           (b) REPORTS ON FORM 8-K
           On December 26, 2002, we filed a Current Form 8-K with respect to the fact that on December 26, 2002 we replaced BDO Seidman LLP as the Company's independent auditors and appointed Bagell, Josephs & Company, L.L.C. to audit the Company's consolidated financial statements for the year ended December 31, 2002.

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

16       Letter re: Change in Certifying Accountant

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

99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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

            NAME                              TITLE                                 DATE
            ----                              -----                                 ----
/s/ Christopher F. McConnell        Chairman of the Board                       April 14, 2003
-----------------------------
    Christopher F. McConnell

/s/ Ronald E. Badke                 Chief Financial Officer and                 April 14, 2003
-----------------------------       Secretary (principal financial officer)
     Ronald E. Badke

/s/ Stephen Rade                    Chief Executive Officer                     April 14, 2003
-----------------------------       President and Director
     Stephen Rade                   (principal executive officer)

/s/ Allan Kalish                    Director                                    April 14, 2003
-----------------------------
    Allan Kalish

/s/ Christopher C. Cole             Director                                    April 14, 2003
-----------------------------
    Christopher C. Cole


/s/ Bradley T. MacDonald            Director                                    April 14, 2003
-----------------------------
    Bradley T. MacDonald

              CERTIFICATION PURSUANT TO RULE 13-A-14 AND 15D-14 OF

                     THE SECURITIES AND EXCHANGE ACT OF 1934

I, Stephen Rade, certify that:

1. I have reviewed this annual report on Form 10-K of Wireless Xcessories Group, Inc. and subsidiaries.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report:

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  March  25, 2003


                                        /s/ Stephen Rade
                                       -----------------------------------
                                       Stephen Rade
                                       Chairman and Chief Executive Officer

              CERTIFICATION PURSUANT TO RULE 13-A-14 AND 15D-14 OF

                     THE SECURITIES AND EXCHANGE ACT OF 1934

I, Ronald E. Badke, certify that:

1. I have reviewed this annual report on Form 10-K of Wireless Xcessories Group, Inc. and subsidiaries.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report:

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  March 25, 2003

                                       /s/ Ronald E. Badke
                                       -----------------------------------
                                       Ronald E. Badke
                                       Chief Financial Officer and Secretary