Form 10QSB
period 2003-03-31
WIRELESS XCESSORIES GROUP INC
filed 2003-05-20
CIK 1005504

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACTS OF 1934

                  For the quarterly period ended March 31, 2003

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

As of April 10, 2003, there were 5,222,080 shares of the registrant's Common Stock, par value $.001 per share, outstanding.

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

================================================================================

                         WIRELESS XCESSORIES GROUP, INC.
                 FORM 10-QSB FOR THE PERIOD ENDED MARCH 31, 2003

                                      INDEX

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Condensed Balance Sheet March 31,
          2003 (unaudited) and December 31,
          2002..............................................................  3

          Consolidated Condensed Statements of Operations
          for the three months ended March 31, 2003 and
          2002. (unaudited).................................................  4

          Consolidated Statements of Cash Flows for the three months ended  March 31, 2003 and 2002
          (unaudited).......................................................  5

          Notes to Consolidated Condensed Financial Statements..............  6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................  9

ITEM 3.   Controls and Procedures........................................... 12

PART II. OTHER INFORMATION


ITEM 1.   Legal proceedings................................................. 12

ITEM 2.   Changes in Securities and Use of Proceeds......................... 12

ITEM 3.   Defaults upon Senior Securities................................... 12

ITEM 4.   Submission of Matters to a Vote of Security Holders............... 12

ITEM 5.   Other information................................................. 12

ITEM 6.   Exhibits and reports on Form 8-K.................................. 12



          Signatures........................................................ 14

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         WIRELESS XCESSORIES GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  ASSETS                 December 31, 2002  March 31, 2003
                                                              --------         --------
                                                                             (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                     $    985         $  1,232
Accounts receivable (net of allowance of
$536 and $594, respectively)                                     1,029              696
Inventories                                                      1,381            1,094
Prepaid expenses and other current assets                          154              222

Current portion- notes receivable                                  184              183
                                                              --------         --------
                  Total Current Assets                           3,733            3,427


PROPERTY AND EQUIPMENT - Net                                       772              746

NOTES RECEIVABLE - Net of Current Portion                          175              134

OTHER ASSETS                                                        90               64
                                                              --------         --------
TOTAL ASSETS                                                  $  4,770         $  4,371
                                                              ========         ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt                             $     32         $     20
Bank overdraft                                                     207               54
Accounts payable                                                   405              583
Net liabilities on disposal of discontinued operations              58               58
Accrued payroll and related benefits                                92               88
Amounts due to officer                                             209              179
Other accrued expense                                              218              273
                                                              --------         --------
                  Total Current Liabilities                      1,221            1,255
                                                              --------         --------
LONG-TERM DEBT                                                       9                5
                                                              --------         --------
STOCKHOLDERS' EQUITY
  Preferred stock, par value $0.001, 1,000,000 shares
  authorized, no shares issued or outstanding
  Common Stock, par value $.001, 10,000,000 shares
  authorized, 5,222,080 issued                                       5                5
  Additional paid - in capital                                  11,331           11,331
  Accumulated deficit                                           (7,708)          (8,101)
  Treasury Stock at cost, 344,810 and 484,210 shares,
  respectively                                                     (88)            (124)
                                                              --------         --------
                  Total Stockholders' Equity                     3,540            3,111
                                                              --------         --------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  4,770         $  4,371
                                                              ========         ========

              The accompanying notes are an integral part of these
                  Consolidated condensed financial statements.

                         WIRELESS XCESSORIES GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                          Three Months Ended
                                                                               March 31,
                                                                    -------------------------------
                                                                        2002                2003
                                                                    -----------         -----------
NET SALES                                                           $     3,514         $     2,378
COST OF SALES                                                             2,038               1,359
                                                                    -----------         -----------
            Gross profit                                                  1,476               1,019

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                              1,833               1,409
INTEREST EXPENSE (INCOME), net                                                5                   1
                                                                    -----------         -----------

             (Loss) before income taxes                                    (362)               (391)

INCOME TAX (BENEFIT)                                                       --                  --
                                                                    -----------         -----------

             Net (Loss)                                             ($      362)        ($      391)
                                                                    ===========         ===========

(Loss) per common share- Basic and Diluted                          $      (.07)        $      (.08)
                                                                    ===========         ===========

Basic and Diluted weighted average common shares outstanding          5,127,329           4,810,067
                                                                    ===========         ===========
















              The accompanying notes are an integral part of these
                   Consolidated condensed financial statements

                         WIRELESS XCESSORIES GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                             Three Months Ended March 31
                                                               2002               2003
                                                            ----------         ----------
OPERATING ACTIVITIES:
Net (Loss)                                                  $     (362)        ($     391)
Adjustments to reconcile net (loss) to cash
       provided by operating activities-
          Depreciation and amortization                            122                136
          Provision for doubtful accounts                           82                 72

Changes in assets and liabilities, net of effects from dispositions:

          Accounts receivable                                      700                260
          Inventories                                              306                287
          Prepaid expenses and other assets                        (95)               (42)
          Accounts payable and accrued expenses                    173                 46
                                                            ----------         ----------

Net cash provided by operating activities                          926                368
                                                            ----------         ----------

INVESTING ACTIVITIES:
Purchase of property and equipment                                  (7)              (110)
Principal payments on notes receivables                             43                 40
                                                            ----------         ----------
Net cash provided by (used in) investing activities                 36                (70)
                                                            ----------         ----------

FINANCING ACTIVITIES:
Net payments on borrowings                                      (1,129)               (15)
Repurchase of company stock                                         (5)               (36)
                                                            ----------         ----------
Net cash (used in) financing activities                         (1,134)               (51)
                                                            ----------         ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (172)               247

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     648                985
                                                            ----------         ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           476              1,232
                                                            ==========         ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for-
             Interest                                       $        7         $        3
                                                            ==========         ==========

             Income taxes net of refunds                    $        0         $        0
                                                            ==========         ==========

              The accompanying notes are an integral part of these
                  Consolidated condensed financial statements

                         WIRELESS XCESSORIES GROUP, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

The consolidated condensed financial statements included herein have been prepared by the management of Wireless Xcessories Group, Inc. ("Wireless Xcessories" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results for the full year. Certain prior year amounts have been reclassified to conform to current period presentations.

2. LOAN FACILITY

The Company entered into a Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997, (the "Loan Facility"), with IBJ Whitehall-Financial Group (formerly known as IBJ Schroder Bank and Trust Company), as agent ("IBJ"). The Loan Facility that expires on January 7, 2004 consisted of a Term Loan facility (which was paid off in full effective in June 2001) and a Revolving credit facility (the "Revolver Loan". Currently, the Company under the Revolver Loan facility may borrow up to $5,000,000 (less an undrawn availability of $800,000 to be maintained at all times) to be advanced at the rate of 80% of eligible accounts receivable and 40% of inventories. The Loan Facility is secured by a pledge of the assets of the borrowers and a pledge of the outstanding capital stock of the subsidiaries of the Company. The interest rate on borrowings under the Loan Facility is equal to the sum of the alternate base rate (as defined) plus .75% with respect to domestic rate loans or the sum of the Eurodollar rate plus 2-1/2% with respect to Eurodollar rate loans. The Loan Facility contains covenants that include maintenance of certain financial ratios, amounts of earnings before interest, taxes and depreciation and amortization (EBITDA) as defined, and net worth as well as other affirmative and negative covenants. As of December 31, 2002 and March 31, 2003, the Company was not in compliance with two and three of its covenants, respectively. The Company is still in the process of negotiating a possible restructure of the existing credit facility to better reflect the Company's reduced borrowing requirements. Management anticipates that any restructuring of the existing credit facility would include the receipt of a waiver of the non-compliance of the aforementioned covenants. There was no debt outstanding under the credit facility as of either December 31, 2002 or March 31, 2003.

3. STOCK REPURCHASE PROGRAM

On January 11, 2001, the Board of Directors approved a stock buy back plan whereby the Company will repurchase a total of up to 500,000 shares of common stock at a total cost not to exceed $250,000 through July 20, 2001. The Company has extended the buyback period to July 20, 2003. As of March 31, 2003, the Company had repurchased 484,210 shares at an average approximate price of $.26 share, recorded at cost as Treasury Stock in the accompanying balance sheet as at March 31,2003.

4. SEGMENT DISCLOSURE

The Company operates in one business segment, which distributes cellular telephone accessory products principally in North America. The Wireless Products Segment is headquartered in Huntingdon Valley, Pennsylvania and all revenue and essentially all long-lived assets were related to operations in the United States as of March 31, 2003 and during the periods presented.

5. EARNINGS PER SHARE

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The calculation of basic and diluted earnings per share ("EPS") is reflected on the accompanying Consolidated Statement of Operations.

Options to purchase 277,152 and 340,652 shares were outstanding at March 31, 2003 and March 31, 2002, respectively, with exercise prices ranging $.28 to $4.44. Because of losses incurred during both the three months ended March 31, 2003 and March 31, 2002, the impact of outstanding options were not considered because the effect is anti-dilutive.

6. SIGNIFICANT ACCOUNTING POLICIES

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

8. NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.

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

In April 2002, the FASB issued SFAS No. 145, "Recission of FASB statements No. 4,44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). The rescission of FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt" applies to us. FASB No. 4 required that gains and losses from extinguishments of debt were included in the determination of net income be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS 145 is effective for our fiscal year beginning January 1, 2003. Effective January 1, 2003, pursuant to SFAS 145, the treatment of the early extinguishments of debt will be included in "other expenses" in the financial statements. Currently, the Company is assessing, but has not yet determined, how the adoption of SFAS 144 will impact its financial position and results of operations.

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

In December 2002, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation" ("SFAS 148"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. Finally, this statement amends Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees," but has adopted the enhanced disclosure requirements of SFAS 148.

9. SUBSEQUENT EVENTS

The Company in late April 2003, in accordance with Board approval in June 2002, issued 40,000 shares of the Company's Common Stock to its non-employee directors for service on the Board and its various committees out of the Company's Treasury Stock. This issuance included a total of 10,000 shares each to Christopher McConnell, Christopher Cole, Bradley MacDonald and Alan Kalish.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The following table represents the Company's statement of operations data expressed as a percentage of net sales for the respective periods:

                                                  Three Months Ended March 31
                                                      2002             2003
                                                    -------          -------

Net Sales                                             100.0%           100.0%
Cost of Sales                                          58.0             57.1
                                                    -------          -------

Gross Profit                                           42.0             42.9
Selling, General and administrative Expenses           52.2             59.3
Interest Expense, net                                   0.1              0.0
                                                    -------          -------
Net (Loss) before Income Tax                          (10.3)           (16.4)
Income Tax                                             (0.0)             0.0
                                                    -------          -------
Net (Loss)                                            (10.3)%          (16.4)%
                                                    =======          =======

Three Months Ended March 31, 2003 ("2003") Compared to Three Months ended March 31, 2002 ("2002").

Net sales decreased by $1.1 million or 32% from $3.5 million in 2002 to $2.4 million in 2003. Sales continued to be negatively effected by the reduced market demand for new cellular phones and its resultant effect on after market accessory sales. The sluggish overall economy and highly competitive market conditions in our industry have had a continued negative effect on a major portion of our dealer and distributor base who in turn have cut back on ordering from prior year levels to keep inventories in balance. Additionally, the Company has not been able to make up the loss of sales volume due to either bankruptcy or assorted financial difficulties of several key high volume customers. The above factors combined with the Company's decision to drop selected lower volume marginally profitable accounts combined to more than offset additional sales generated by newer lower volume accounts generated from our telemarketing initiatives and enhanced new product offerings.

Gross profit decreased by $.5 million from $1.5 million in 2002 to $1.0 million in 2003 but gross profit as a percentage of sales increased from 42.0% to 42.9 %. The improvement was due to increased pricing and reductions in packaging services and incentives given to selected lower margin customers, favorable margins on newer product mix, continued favorable vendor pricing and continued reductions in freight costs to customers. These factors more than offset the overall continuing industry trend toward significantly lower pricing per accessory unit sold and related squeeze on margins.

Selling, general and administrative (SG&A) expenses decreased approximately $424,000 from $1.8 million in 2002 to $1.4 million in 2003, or 23.0 %, and as a percentage of sales, increased from 52.2% in 2002 to 59.3% in 2003. The reduction in expense was a result of the Company's continuous cost cutting program and emphasis on improved employee productivity. This resulted in major reductions in our number of employees and in several other general and administrative line items such as professional fees, bank fees, telephone costs and various other expenses. In addition, the Company was able to reduce its warehouse, packaging and shipping labor and related expense at approximately the same level as our sales decline percentage for the quarter due to reduced packaging services offered to lower margin customers, the effect of having an increased percentage of our product offerings pre-packaged by our vendors at lower cost, and a larger percentage of our product dropped shipped direct from our vendors to our customers.

The increase in SG&A on a percentage basis was due to the Company being able to achieve smaller percentage decreases in its more fixed expenses as such as occupancy costs then the comparative sales percentage decline for the quarter.

In addition, there was an additional $35,000 increase in our bad debt provision to cover the bankruptcy of a substantial customer late in the quarter.

Net interest expense decreased from $5,000 in 2002 to $1,000 in 2003 due primarily to substantially decreased borrowings.

The Company's effective income tax rate in calculating a possible benefit based on the loss for the quarter in 2003 would have been 38% or a total benefit of $148,000 but as result of a Company decision to provide an offsetting tax valuation allowance to cover the amount of the net deferred tax asset, the net benefit was reduced to $0. The Company has provided the tax allowance as a result of the uncertainty that the Company will generate sufficient income in the future to fully or partially realize the net deferred tax asset of approximately $1,607,000 at March 31, 2003 inclusive of the additional $148,000 added in this quarter. The income tax rate effective in both 2003 and 2002 is the same 38%.

                        LIQUIDITY AND CAPITAL RESOURCES:

The Company's requirements for capital are to fund (I) sales growth, (ii) financing for possible acquisitions, (iii) repurchase of stock, and (iv) capital expenditures mainly related to business system upgrades. The Company's primary sources of financing during the twelve months ended March 31, 2003 were cash flow from reductions in Accounts Receivable and Inventory, principal payments of Notes Receivable related to the disposition of the discontinued operations (Battery Network and Tauber) and bank borrowings.

The Company's working capital as of March 31, 2003 and 2002 were $2,172,000 and $2,243,000, respectively. Net cash provided by operating activities for the three months ended March 31, 2003 and 2002 were $368,000 and $926,000, respectively. In 2003, the Company lost cash from operations of $183,000 from its net loss of $391,000 as adjusted for non-cash items of depreciation and amortization of $136,000 and a bad debt provision of $72,000. Cash provided from changes in assets and liabilities of $551,000 resulted from net decreases in accounts receivable of $260,000, inventory of $287,000 and an increase in accounts payable and accrued expenses of $46,000 offset in part by an increase in prepaid expense and other assets of $42,000. In 2002, The Company lost cash from operations of $158,000 from its net loss of $362,000 as adjusted for non-cash items of depreciation and amortization of $122,000 and a bad debt provision of $82,000. Cash provided from changes in assets and liabilities totaled $1,084,000 resulting from net decreases in accounts receivable of $700,000, inventory of $306,000 and an increase in accounts payable and accrued expenses of $173,000 offset in part by an increase in prepaid expense and other assets of $95,000.

Net cash used in investing activities for the three months ended March 31, 2003 was $70,000 resulting from the purchase of property and equipment of $110,000 (Principally a new business system) offset in part by principal note payments received of approximately $40,000 relating to the sale of the discontinued operations. Net cash used in investing activities for the three months ended March 31, 2002 was $36,000 resulting from the collection of note principal payments of $43,000 relating to the sale of Battery Network offset, in part, by the purchase of property and equipment of $7,000.

Cash used in financing activities for the three months ended March 31, 2003 was $51,000 resulting from net reductions in capital leases of $15,000 and $36,000 for the repurchase of the Company's common stock. Cash used in financing activities for the three months ended March 31, 2002 of $1,134,000 was principally used for $1,115,000 net payments under the Revolver Loan, net reductions in capital leases of $14,000 and $5,000 for the repurchase of the Company's common stock. The Company had cash and cash equivalents of approximately $1,232,000 on March 31,2003.

The Company entered into a Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997, (the "Loan Facility"), with IBJ Whitehall-Financial Group (formerly known as IBJ Schroder Bank and Trust Company), as agent ("IBJ"). The Loan Facility, which expires on January 7, 2004, consisted of a Term Loan facility (which was paid off in full effective in June 2001) and a Revolving credit facility (the "Revolver Loan". Currently, the Company under the Revolver Loan facility may borrow up to $5,000,000 (less an undrawn availability of $800,000 to be maintained at all times) to be advanced at the rate of 80% of eligible accounts receivable and 40% of inventories. The Loan Facility is secured by a pledge of the assets of the borrowers and a pledge of the outstanding capital stock of the subsidiaries of the Company. The interest rate on borrowings under the Loan Facility is equal to the sum of the alternate base rate (as defined) plus .75% with respect to domestic rate loans or the sum of the Eurodollar rate plus 2-1/2% with respect to Eurodollar rate loans. The Loan Facility contains covenants that include maintenance of certain financial ratios, amounts of earnings before interest, taxes and depreciation and amortization (EBITDA) as defined, and net worth as well as other affirmative and negative covenants. As of December 31, 2002 and March 31, 2003, the Company was not in compliance with two and three of its covenants, respectively. The Company is still in the process of negotiating a possible restructure of the existing credit facility to better reflect our current reduced borrowing requirements. Management anticipates that any restructuring of the existing credit facility would include the receipt of a waiver of the non-compliance of the aforementioned covenants.

There was no debt outstanding under the credit facility as of either December 31, 2002 or March 31, 2003.

The Company estimates that it will incur capital expenditures of approximately $100,000 during the twelve months ended March 31, 2004, principally for business system upgrades.

Based upon its present plans, management believes that operating cash flow, available cash and available credit resources will be adequate to meet the working capital cash and capital expenditure needs of the Company during the twelve months ending March 31, 2004.

SEASONALITY AND INFLATION

Our quarterly operating results have fluctuated only to a limited extent in the past. However, with the discontinuation of the Battery Segment, it is likely that they will fluctuate significantly in the future with lower product revenues in the first and second quarters as compared with the third and fourth quarters. This fluctuation is due primarily to the lower demand for wireless accessories during the winter and spring months and higher demand during the December holiday season. Though, in the fiscal years ended December 31, 2001 and 2002, combined sales for the third and fourth quarters were less than the combined sales for the first and second quarters due to the poor cellular accessory market and the timing of the loss of key customers. In addition, our net sales could be affected in the future by business acquisitions. The impact of inflation on the Company's operations has not been significant to date. However, a high rate of inflation in the future poses a risk to the Company and its ability to sustain its operating results.

Evaluation of  Disclosure Controls And Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of May 16, 2003 we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART II

                                OTHER INFORMATION

Item 1.     Legal proceedings
-----------------------------
From time to time, the Company is involved in litigation relating to claims arising out of its operation in the normal course of business. The Company is not involved in any legal proceedings, which would, in management's opinion, have a material adverse effect on the Company's business or results of operations.

Item 2.     Changes in Securities and Use of Proceeds
-----------------------------------------------------
There have been no changes in securities during the quarter ended March 31, 2003.

Item 3.     Defaults Upon Senior Securities
-------------------------------------------
There have been no defaults by the Company on any Senior Securities during the quarter ended March 31, 2003.

Item 4.     Submission of Matters to a vote of Security Holders
---------------------------------------------------------------
At the Annual Meeting of shareholders held on June 11, 2002, pursuant to the Notice of Annual Meeting of Stockholders dated May 8, 2002, the following actions were taken:

     1. The Proposal to elect, Stephen Rade, Bradley T. McDonald, Allan Kalish and Christopher C. Cole and Christopher F. McConnell directors to hold office until the 2002 Annual Meeting of Stockholders and until their successors are elected and qualified was approved as follows: Stephen Rade, Allan Kalish, Christopher C. Cole and Christopher F. McConnell- (4,239,735 shares in Favor, 263,348 shares against; and no shares abstained) Bradley T. McDonald- (4,199,535 shares in favor, 303,348 shares against; and no shares abstained)
     2. The proposal to appoint BDO Seidman LLP as independent auditors for the Company for the fiscal year ending December 31, 2002 was approved (4,222,393 shares in favor: 62,700 shares against; and 217,790
     3.  Shares outstanding).

No other matters were submitted to a vote of the Company's stockholders during the second quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

Item 5.     OTHER INFORMATION
-----------------------------
None


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------
            (a) Exhibits

                99-1 Statement under oath of principal executive officer. 99-2 Statement under oath of principal financial officer.


            (b) Reports on Form 8-K

                None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                By:  /s/ Stephen Rade
                                                ---------------------------
Date: May 20, 2003                              Stephen Rade
                                                Chief Executive Officer

                                                By: /s/ Ronald E. Badke
                                                -----------------------------
Date: May 20, 2003                              Ronald E. Badke
                                                Chief Financial Officer

                                                                    EXHIBIT 99.1
                                                                    ------------

                         WIRELESS XCESSORIES GROUP, INC
                         ------------------------------

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

Date: May 20, 2003                                /s/ Stephen Rade
                                                  ----------------------------
                                                  Stephen Rade
                                                  Chief Executive Officer

                                                                    EXHIBIT 99.2
                                                                    ------------

                         WIRELESS XCESSORIES GROUP, INC
                         ------------------------------

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

Date: May 20, 2003                                /s/ Ronald E. Badke
                                                  ---------------------------
                                                  Ronald E. Badke
                                                  Chief Financial Officer