Form 10QSB
period 2003-06-30
WIRELESS XCESSORIES GROUP INC
filed 2003-08-14
CIK 1005504

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

                  For the quarterly period ended June 30, 2003


                         Commission File Number 0-27996



                         WIRELESS XCESSORIES GROUP, INC.
--------------------------------------------------------------------------------
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

As of July 28, 2003, there were 4,773,970 shares of the registrant's Common Stock, par value $.001 per share, outstanding.


FORWARD LOOKING STATEMENTS

Some of the information presented in this quarterly report constitutes forward-looking statements within the meaning of the private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about management's expectations for fiscal year 2003 and beyond, are forward looking statements and involve various risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge, there can be no assurance that actual results will not differ materially from the Company's expectations. Factors that could cause the actual results to differ materially from expectations are discussed in the Company's Annual Report on Form 10-K and in other filings with the Securities and Exchange Commission.
================================================================================

                         WIRELESS XCESSORIES GROUP, INC.
                 FORM 10-QSB FOR THE PERIOD ENDED JUNE 30, 2003

                                      INDEX


PART I.   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Condensed Balance Sheet June 30, 2003
          (unaudited) and December 31, 2002.................................   3

          Consolidated Condensed Statements of Operations for the
          three and six months ended June 30, 2003 and 2002. (unaudited)....   4

          Consolidated Statements of Cash Flows for the three and
          six months ended  June 30, 2003 and 2002 (unaudited)..............   5

          Notes to Consolidated Condensed Financial Statements..............   6


ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................   7


ITEM 3.   Controls and Procedures .......................................... 8-9



PART II.  OTHER INFORMATION

ITEM 1.   Legal proceedings.................................................   9


ITEM 2.   Changes in Securities and Use of Proceeds.........................   9


ITEM 3.   Defaults upon Senior Securities...................................   9


ITEM 4.   Submission of Matters to a Vote of Security Holders...............   9


ITEM 5.   Other information.................................................   9


ITEM 6.   Exhibits and reports on Form 8-K..................................  10





Signatures.................................................................10-14

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         WIRELESS XCESSORIES GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                               DECEMBER 31,        JUNE 30,
                                      ASSETS                       2002              2003
                                                               ------------      ------------
                                                                                  (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                      $        985      $      1,608
Accounts receivable (net of allowance of
$536 and $637, respectively)                                          1,029               775
Inventories                                                           1,381               963
Prepaid expenses and other current assets                               154               170
Current portion - notes receivable                                      184               183
                                                               ------------      ------------
        Total Current Assets                                          3,733             3,699

PROPERTY AND EQUIPMENT - Net                                            772               618

NOTES RECEIVABLE - Net of Current Portion                               175                94

OTHER ASSETS                                                             90                46
                                                               ------------      ------------
TOTAL ASSETS                                                   $      4,770      $      4,457
                                                               ============      ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt                              $         32      $         13
Bank overdraft                                                          207                96
Accounts payable                                                        405               761
Net liabilities on disposal of discontinued operations                   58                58
Accrued payroll and related benefits                                     92                93
Amounts due to officer                                                  209               162
Other accrued expense                                                   218               170
                                                               ------------      ------------
        Total Current Liabilities                                     1,221             1,353
                                                               ------------      ------------
LONG-TERM DEBT                                                            9                 4
                                                               ------------      ------------
STOCKHOLDERS' EQUITY
Preferred stock, par value $0.001,
1,000,000 shares authorized, no shares
issued or outstanding
Common Stock, par value $.001, 10,000,000
shares authorized, 5,222,080 issued                                       5                 5
Additional paid - in capital                                         11,331            11,331
Accumulated deficit                                                  (7,708)           (8,120)
Treasury Stock at cost, 344,810 and
  448,110 shares, respectively                                          (88)             (116)
                                                               ------------      ------------
        Total Stockholders' Equity                                    3,540             3,100
                                                               ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $      4,770      $      4,457
                                                               ============      ============

              The accompanying notes are an integral part of these
                  Consolidated condensed financial statements.

                         WIRELESS XCESSORIES GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)




                                        THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                       ------------------------------      ------------------------------
                                           2002              2003              2002              2003
                                       ------------      ------------      ------------      ------------
NET SALES                              $      3,644      $      2,809      $      7,158      $      5,187
COST OF SALES                                 1,932             1,519             3,970             2,878
                                       ------------      ------------      ------------      ------------
     Gross profit                             1,712             1,290             3,188             2,309

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                      1,755             1,313             3,588             2,722

INTEREST EXPENSE (INCOME), net                    5                (2)               10                (1)
                                       ------------      ------------      ------------      ------------
     (Loss) before income taxes                 (48)              (21)             (410)             (412)

INCOME TAX (BENEFIT)                             --                --                --                --
                                       ------------      ------------      ------------      ------------

     Net(Loss)                                  (48)              (21)     $       (410)     $       (412)
                                       ============      ============      ============      ============

(Loss) per common share -
  Basic and Diluted                    $       (.01)     $        0.0      $       (.08)     $       (.09)
                                       ============      ============      ============      ============

Basic and Diluted weighted
 average common shares outstanding        5,079,799         4,818,652         5,103,432         4,814,383
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

                         WIRELESS XCESSORIES GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)




                                                         SIX MONTHS ENDED JUNE 30
                                                      ------------------------------
                                                          2002              2003
                                                      ------------      ------------
OPERATING ACTIVITIES:
Net (Loss)                                            $       (410)     $       (412)
Adjustments to reconcile net (loss) to cash
  provided by operating activities-
        Depreciation and amortization                          262               249
        Provision for doubtful accounts                         87               134
        Issuance of Common Stock to Directors                   --                 9


Changes in assets and liabilities, net of
effects from dispositions:
        Accounts receivable                                    890               121
        Inventories                                             68               417
        Prepaid expenses and other assets                        3                27
        Accounts payable and accrued expenses                 (367)              151
                                                      ------------      ------------

Net cash provided by operating activities                      533               696
                                                      ------------      ------------

INVESTING ACTIVITIES:
Purchase of property and equipment                              (9)              (95)
Principal payments on notes receivables                         99                81
                                                      ------------      ------------
Net cash provided by (used in) investing
  activities                                                    90               (14)
                                                      ------------      ------------

FINANCING ACTIVITIES:
Net payments on borrowings                                    (863)              (23)
Repurchase of company stock                                    (15)              (37)
                                                      ------------      ------------
Net cash (used in) financing activities                       (878)              (60)
                                                      ------------      ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS          (255)              622

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 648               985
                                                      ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       393             1,608
                                                      ============      ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for-
     Interest                                         $         12      $          3
                                                      ============      ============
     Income taxes net of refunds                      $          0      $          0
                                                      ============      ============
Non-cash issuance of common stock as compensation     $          0      $          9
                                                      ============      ============


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                         WIRELESS XCESSORIES GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


1.   BASIS OF PRESENTATION

The consolidated condensed financial statements included herein have been prepared by the management of Wireless Xcessories Group, Inc. ("Wireless Xcessories" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results for the full year.


2.   STOCK REPURCHASE PROGRAM

On January 11, 2001, the Board of Directors approved a stock buy back plan whereby the Company will repurchase a total of up to 500,000 shares of common stock at a total cost not to exceed $250,000 through July 20, 2001. The Company has extended the buyback period to July 20, 2004. As of June 30, 2003, the Company had repurchased 488,110 shares at an average approximate price of $.26 share, recorded at cost as Treasury Stock in the accompanying balance sheet as at June 30, 2003.


3.   SEGMENT DISCLOSURE

The Company operates in one business segment, which distributes cellular telephone accessory products principally in North America. The Wireless Products Segment is headquartered in Huntingdon Valley, Pennsylvania and all revenue and essentially all long-lived assets were related to operations in the United States as of June 30, 2003 and during the periods presented.


4.   EARNINGS PER SHARE

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The calculation of basic and diluted earnings per share ("EPS") is reflected on the accompanying Consolidated Statement of Operations.

Options to purchase 272,152 and 340,652 shares were outstanding at June 30, 2003 and June 30, 2002, respectively, with exercise prices ranging $.28 to $4.44. Because of losses incurred during the three and six months ended June 30, 2003 and June 30, 2002, the impact of outstanding options were not considered because the effect is anti-dilutive.


5.   SIGNIFICANT ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The significant accounting policies that we believe are most critical to aid in fully understanding our reported financial results are the following:

Significant Estimates-- We have made a number of estimates and assumptions related to the reporting of assets and liabilities in preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The most significant estimates relate to the allowance for doubtful accounts, the reserve for Inventory obsolescence and the deferred tax valuation allowance. Actual amounts could differ significantly from our estimates.


6.   SUBSEQUENT EVENTS

In mid July 2003 the Company became a defendant in a civil law suit action in the United States District Court-Eastern District of Pennsylvania in a trademark infringement action brought by a competitor. The competitor is seeking damages of One million dollars and for the Company to cease all actions, destroy any materials and end all prospective contractual relationships that may be related to, or a result of, the alleged trademark infringement. The Company has hired outside legal representation, and is working with its insurance carrier on a defense to all claims brought by the plaintiff. As any possible liability to the Company at this time is not readily determinable no provision has been included in the financial statements for the period ended June 30, 2003.

In August 2003, the Board of Directors approved a plan authorizing the issuance of up to 250,000 restricted shares of its Common Stock at no cost to key management personnel from its authorized, but unissued, Common stock. The shares to any covered individual would be issued in five equal increments beginning with the grant date and on each one-year anniversary thereafter that the person is an active employee. The restrictive legend will be eligible to be removed on the first one-year anniversary of any particular issuance. It is anticipated that the Company will issue approximately 50,000 shares under this program by the end of August 2003.

The Company in early August 2003 terminated the credit facility and has closed all bank accounts it has maintained with Webster who had assumed the Loan facility from IBJ Whitehall -Financial Group in September 2002. The Company decided that since there has been no borrowings in the past year and none anticipated in the next six months that it would be more cost effective for the Company to close down this facility and consider a more cost effective facility that would be more suitable to their current and anticipated operating needs.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The following table represents the Company's statement of operations data expressed as a percentage of net sales for the respective periods:

                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                       JUNE 30,                   JUNE 30,
                                                 --------------------       --------------------
                                                   2002        2003           2002        2003
                                                 --------    --------       --------    --------
Net Sales                                           100.0%      100.0%         100.0%      100.0%
Cost of Sales                                        53.0        54.1           55.5        55.5
                                                 --------    --------       --------    --------
Gross Profit                                         47.0        45.9           44.5        44.5
Selling, General and administrative Expenses         48.2        46.7           50.1        52.5
Interest Expense, net                                 0.1        (0.1)           0.1         0.0
                                                 --------    --------       --------    --------
Net (Loss) before Income Tax                         (1.3)       (0.7)          (5.7)       (7.9)
Income Tax                                            0.0         0.0            0.0         0.0
                                                 --------    --------       --------    --------
Net (Loss)                                           (1.3)%      (0.7)%         (5.7)%      (7.9)%
                                                 ========    ========       ========    ========

Three Months Ended June 30, 2003 ("2003") Compared to Three Months ended June 30, 2002 ("2002").

Net sales decreased by $.8 million or 23% from $3.6 million in 2002 to $2.8 million in 2003. Sales continued to be negatively effected by the reduced market demand for new cellular phones and its resultant effect on after market accessory sales.

Gross profit decreased by $.4 million from $1.7 million in 2002 to $1.3 million in 2003 and gross profit as a percentage of sales decreased from 47.0% to 45.9 % resulting from continued competitive pressures on margins partially offset by selected pricing increases to lower margin customers and continued improved pricing from vendors and favorable margins on selected new product.

Selling, general and administrative (SG&A) expenses decreased approximately $442,000 from $1.8 million in 2002 to $1.3 million in 2003, or 25.2. The reduction in SG&A expense was in line with the sales decrease for the quarter and was a result of the Company's continued focus on improved employee productivity and continued emphasis on cutting expenses.

Net interest expense decreased from $5,000 in 2002 to a net interest income of $2,000 in 2003 due primarily to substantially decreased borrowings and interest earned on excess cash accumulation.

The Company's effective income tax rate in calculating a possible income tax benefit based on the loss for the quarter in 2003 would have been 38% or a total benefit of $8,000 but as result of a Company decision to provide an offsetting tax valuation allowance to cover the amount of the net deferred tax asset, the net benefit was reduced to $0. The income tax rate effective in both 2003 and 2002 is the same 38%.

Six Months Ended June 30, 2003 ("2003") Compared to Six Months ended June 30, 2002 ("2002").

Net sales decreased by $2.0 million or 27.5% from $7.2 million in 2002 to $5.2 million in 2003. Sales continued to be negatively effected by the reduced market demand for new cellular phones and its resultant effect on after market accessory sales.

Gross profit decreased by $.9 million from $3.2 million in 2002 to $2.3 million in 2003 but gross profit as a percentage of sales remained the same 44.5% for both periods due to increased pricing and reductions in packaging services and incentives given to selected lower margin customers.

Selling, general and administrative (SG&A) expenses decreased approximately $870,000 from $3.6 million in 2002 to $2.7 million in 2003, or 24.1 %. The reduction in expense was a result of the Company's continuous cost cutting program and emphasis on improved employee productivity.

Net interest expense decreased from $10,000 in 2002 to net interest income $1,000 in 2003 due primarily to substantially decreased borrowings and interest earned on excess cash. .

The Company's effective income tax rate in calculating a possible benefit based on the loss for the six months in 2003 would have been 38% or a total benefit of $156,000. At June 30, 2003, the Company has a tax allowance of $1,615,000 inclusive of the additional $156,000 added in 2003. The income tax rate effective in both 2003 and 2002 is the same 38%.


                        LIQUIDITY AND CAPITAL RESOURCES:

The Company's requirements for capital are to fund (I) sales growth, (ii) financing for possible acquisitions, (iii) repurchase of stock, and (iv) capital expenditures mainly related to business system upgrades. The Company's primary sources of financing during the twelve months ended June 30, 2003 were cash flow from reductions in Accounts Receivable and Inventory, Income tax refunds, principal payments of Notes Receivable related to the disposition of the discontinued operations (Battery Network and Tauber) and bank borrowings.

The Company's working capital as of June 30, 2003 and 2002 were $2,346,000 and $2,642,000 respectively. Net cash provided by operating activities for the six months ended June 30, 2003 and 2002 were $696,000 and $533,000, respectively. In 2003, the Company lost cash from operations of $20,000 from its net loss of $412,000 as adjusted for non-cash items of depreciation and amortization of $249,000 and a bad debt provision of $134,000 and the issuance of $9,000 of common stock to its Directors. Cash provided from changes in assets and liabilities of $716,000 resulted from net decreases in accounts receivable of $121,000, inventory of $417,000, decrease in prepaid expense and other assets of $27,000 and an increase in accounts payable and accrued expenses of $151,000. In 2002, The Company lost cash from operations of $61,000 from its net loss of $410,000 as adjusted for non-cash items of depreciation and amortization of $262,000 and a bad debt provision of $87,000. Cash provided from changes in assets and liabilities totaled $594,000 resulting from net decreases in accounts receivable of $890,000, inventory of $68,000 and prepaid expense and other assets of $3,000 offset in part by a decrease in accounts payable and accrued expenses of $367,000.

Net cash used in investing activities for the six months ended June 30, 2003 was $14,000 resulting from the purchase of property and equipment of $95,000 (Principally a new business system) offset in part by principal note payments received of approximately $81,000 relating to the sale of the discontinued operations. Net cash provided by investing activities for the six months ended June 30, 2002 was $90,000 resulting from the collection of note principal payments of $99,000 offset, in part, by the purchase of property and equipment of $9,000.

Cash used in financing activities for the six months ended June 30, 2003 was $60,000 resulting from net reductions in capital leases of $23,000 and $37,000 for the repurchase of the Company's common stock. Cash used in financing activities for the six months ended June 30, 2002 of $878,000 was principally used for $843,000 net payments under the Revolver Loan, net reductions in capital leases of $20,000 and $15,000 for the repurchase of the Company's common stock. The Company had cash and cash equivalents of approximately $1,608,000 on June 30, 2003.

The Company closed its Revolving Credit and Term Loan Facility with Webster Bank in early August, 2003 -See Footnote 7 "Subsequent Events".

The Company estimates that it will incur capital expenditures of approximately $100,000 during the twelve months ended June 30, 2003, principally for business system upgrades.

Based upon its present plans, management believes that operating cash flow, and available cash will be adequate to meet the working capital cash and capital expenditure needs of the Company during the twelve months ending June 30, 2004.

Evaluation of Disclosure Controls And Procedures:

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

As of August 7, 2003 we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                                     PART II

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
---------------------------
FROM TIME TO TIME, THE COMPANY IS INVOLVED IN LITIGATION RELATING TO CLAIMS ARISING OUT OF ITS OPERATION IN THE NORMAL COURSE OF BUSINESS. THE COMPANY IS NOT INVOLVED IN ANY LEGAL PROCEEDINGS, WHICH WOULD, IN MANAGEMENT'S OPINION, HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS OR RESULTS OF OPERATIONS.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
---------------------------------------------------
THERE HAVE BEEN NO CHANGES IN SECURITIES DURING THE QUARTER ENDED JUNE 30, 2003.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
-----------------------------------------
THERE HAVE BEEN NO DEFAULTS BY THE COMPANY ON ANY SENIOR SECURITIES DURING THE QUARTER ENDED JUNE 30, 2003.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------
AT THE ANNUAL MEETING OF SHAREHOLDERS HELD ON JUNE 24, 2003, PURSUANT TO THE NOTICE OF ANNUAL MEETING OF STOCKHOLDERS DATED MAY 23, 2003, THE FOLLOWING ACTIONS WERE TAKEN:

1. THE PROPOSAL TO ELECT, STEPHEN RADE, BRADLEY T. MACDONALD, ALLAN KALISH AND CHRISTOPHER C. COLE AND CHRISTOPHER F. MCCONNELL DIRECTORS TO HOLD OFFICE UNTIL THE 2004 ANNUAL MEETING OF STOCKHOLDERS AND UNTIL THEIR SUCCESSORS ARE ELECTED AND QUALIFIED WAS APPROVED AS FOLLOWS:
          STEPHEN RADE- (4,174,057 SHARES IN FAVOR, 355,548 SHARES AGAINST; AND NO SHARES ABSTAINED) ALLAN KALISH, CHRISTOPHER C. COLE (4,292,807 SHARES IN FAVOR, 236,798 SHARES AGAINST; AND NO SHARES ABSTAINED) BRADLEY T. MACDONALD, CHRISTOPHER F. MCCONNELL - (4,293,057 SHARES IN FAVOR, 236,548 SHARES AGAINST; AND NO SHARES ABSTAINED).
2. THE PROPOSAL TO APPOINT BAGELL, JOSEPHS &COMPANY LLP AS INDEPENDENT AUDITORS FOR THE COMPANY FOR THE FISCAL YEAR ENDING DECEMBER 31, 2003 WAS APPROVED (4,342,415 SHARES IN FAVOR: 182,970 SHARES AGAINST; AND 4,220 ABSTAINED).

NO OTHER MATTERS WERE SUBMITTED TO A VOTE OF THE COMPANY'S STOCKHOLDERS DURING THE SECOND QUARTER OF THE FISCAL YEAR COVERED BY THIS REPORT THROUGH THE SOLICITATION OF PROXIES OR OTHERWISE.

ITEM 5.   OTHER INFORMATION
---------------------------
NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

          (a)   EXHIBITS

                31-1  302 Certification of principal executive officer.

                31-2  302 Certification of principal financial officer.

                32-1  906 Certification of principal executive officer.

                32-2  906 Certification of principal financial officer.



          (b)   Reports on Form 8-K
                None




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        By: /s/ Stephen Rade
                                            ---------------------------
Date:  August 14, 2003                      Stephen Rade
                                            Chief Executive Officer




                                        By: /s/ Ronald E. Badke
                                            ---------------------------
Date:  August 14, 2003                      Ronald E. Badke
                                            Chief Financial Officer