Form 10QSB
period 2003-09-30
WIRELESS XCESSORIES GROUP INC
filed 2003-11-14
CIK 1005504

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

                For the quarterly period ended September 30, 2003

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


                                       N/A
              ---------------------------------------------------
              (Former name,former address and former fiscal year,
                         If changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]   No [_]

As of October 31, 2003, there were 4,813,970 shares of the registrant's Common Stock, par value $.001 per share, outstanding.

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

                         WIRELESS XCESSORIES GROUP, INC.
               FORM 10-QSB FOR THE PERIOD ENDED SEPTEMBER 30, 2003

                                      INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets September 30,
          2003 (unaudited) and December 31, 2002 (audited)................   3

          Condensed Consolidated Statements of Operations
          for the three and nine months ended September
          30, 2003 and 2002. (unaudited)..................................   4

          Consolidated Statements of Cash Flows for the three
          and nine months ended September 30, 2003 and 2002
          (unaudited).....................................................   5

          Notes to Condensed Consolidated Financial Statements............   6

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................   7

ITEM 3.   Controls and Procedures.........................................  8-9


PART II. OTHER INFORMATION


ITEM 1.   Legal proceedings...............................................   9

ITEM 2.   Changes in Securities and Use of Proceeds.......................   9

ITEM 3.   Defaults upon Senior Securities.................................   9

ITEM 4.   Submission of Matters to a Vote of Security Holders.............   9

ITEM 5.   Other information...............................................   9

ITEM 6.   Exhibits and reports on Form 8-K................................  10



          Signatures...................................................... 10-14

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         WIRELESS XCESSORIES GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                    ASSETS                                             December 31,      September 30,
                                                                                          2002               2003
                                                                                       ----------         ----------
                                                                                        (audited)        (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                              $      985         $    1,371
Accounts receivable (net of allowance of                                                    1,029              1,341
$536 and $721, respectively)
Inventories                                                                                 1,381              1,009
Prepaid expenses and other current assets                                                     154                169
Current portion- notes receivable                                                             184                183


                      Total Current Assets                                                  3,733              4,073


  PROPERTY AND EQUIPMENT - Net                                                                772                526

  NOTES RECEIVABLE - Net of Current Portion                                                   175                 54

  OTHER ASSETS                                                                                 90                 46
                                                                                       ----------         ----------

  TOTAL ASSETS                                                                         $    4,770         $    4,699
                                                                                       ==========         ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
  Current portion of long-term debt                                                    $       32         $        4
  Bank overdraft                                                                              207               --
  Accounts payable                                                                            405                876
  Net liabilities on disposal of discontinued operations                                       58                 58
  Accrued payroll and related benefits                                                         92                116
  Amounts due to officer                                                                      209                134
  Other accrued expense                                                                       218                242
                                                                                       ----------         ----------
                     Total Current Liabilities                                              1,221              1,430
                                                                                       ----------         ----------

  LONG-TERM DEBT                                                                                9                  3

STOCKHOLDERS' EQUITY
  Preferred stock, par value $0.001, 1,000,000 shares authorized, no shares issued or outstanding
  Common Stock, par value $.001, 10,000,000 shares authorized, 5,222,080 issued                 5                  5
  Additional paid - in capital                                                             11,331             11,331
  Accumulated deficit                                                                      (7,708)            (7,954)
  Treasury Stock at cost, 344,810 and 448,110 shares, respectively                            (88)              (116)
                                                                                       ----------         ----------
                  Total Stockholders' Equity                                                3,540              3,266
                                                                                       ----------         ----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $    4,770         $    4,699
                                                                                       ==========         ==========

              The accompanying notes are an integral part of these
                  Condensed Consolidated financial statements.

                         WIRELESS XCESSORIES GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                       Three Months Ended                  Nine Months Ended
                                                                          September 30,                      September 30,
                                                                          -------------                      -------------
                                                                      2002             2003              2002             2003
                                                                  -----------      -----------       -----------      -----------
NET SALES                                                         $     3,657      $     3,279       $    10,815      $     8,466
COST OF SALES                                                           1,968            1,741             5,938            4,619
                                                                  -----------      -----------       -----------      -----------
            Gross profit                                                1,689            1,538             4,877            3,847

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                            1,592            1,373             5,180            4,095
INTEREST EXPENSE (INCOME), net                                             (1)              (1)                9               (2)
                                                                  -----------      -----------       -----------      -----------

             Income (Loss) before income taxes                             98              166              (312)            (246)

INCOME TAX (BENEFIT)                                                     --               --                --               --
                                                                  -----------      -----------       -----------      -----------
                 Net Income  (Loss)                                        98              166       ($      312)     ($      246)
                                                                  ===========      ===========       ===========      ===========

Income (Loss) per common share- Basic and Diluted                 $       .02      $       0.3       $      (.06)     $      (.05)
                                                                  ===========      ===========       ===========      ===========

Basic and Diluted weighted average common shares outstanding        5,031,805        4,818,652         5,079,294        4,818,050
                                                                  ===========      ===========       ===========      ===========

              The accompanying notes are an integral part of these
                  Condensed Consolidated financial statements.

                         WIRELESS XCESSORIES GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  Nine Months Ended
                                                                                     September 30
                                                                            ------------------------------
                                                                               2002                2003
                                                                            ----------          ----------
OPERATING ACTIVITIES:
Net (Loss)                                                                  $     (312)         ($     246)
Adjustments to reconcile net (loss) to cash
   provided by operating activities-
       Depreciation and amortization                                               368                 368
       Provision for doubtful accounts                                             116                 199
       Issuance of Common Stock to Directors                                      --                     9

Changes in assets and liabilities, net of effects from dispositions:

       Accounts receivable                                                         916                (672)
       Inventories                                                                 542                 372
       Prepaid expenses and other assets                                          --                    29
       Accounts payable and accrued expenses                                      (613)                397
                                                                            ----------          ----------

Net cash provided by operating activities                                        1,017                 456
                                                                            ----------          ----------

INVESTING ACTIVITIES:
Purchase of property and equipment                                                 (17)               (121)

Principal payments on notes receivables                                            145                 121
                                                                            ----------          ----------
Net cash provided by (used in) investing activities                                128                --
                                                                            ----------          ----------

FINANCING ACTIVITIES:
Net payments on borrowings                                                      (1,142)                (33)

Repurchase of company stock                                                        (27)                (37)
                                                                            ----------          ----------
Net cash (used in) financing activities                                         (1,169)                (70)
                                                                            ----------          ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (24)                386

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     648                 985
                                                                            ----------          ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           624               1,371
                                                                            ==========          ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for-
  Interest                                                                  $       12          $        6
                                                                            ==========          ==========

       Non-cash issuance of common stock as compensation                    $        0          $        9
                                                                            ==========          ==========

              The accompanying notes are an integral part of these
                  Condensed Consolidated financial statements.

                         WIRELESS XCESSORIES GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

The consolidated condensed financial statements included herein have been prepared by the management of Wireless Xcessories Group, Inc. ("Wireless Xcessories" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results for the full year.

2. STOCK REPURCHASE PROGRAM

On January 11, 2001, the Board of Directors approved a stock buy back plan whereby the Company will repurchase a total of up to 500,000 shares of common stock at a total cost not to exceed $250,000 through July 20, 2001. The Company has extended the buyback period to July 20, 2004. As of September 30, 2003, the Company had repurchased 488,110 shares at an average approximate price of $.26 share, recorded at cost as Treasury Stock in the accompanying balance sheet as at September 30, 2003.

3. SEGMENT DISCLOSURE

The Company operates in one business segment, which distributes cellular telephone accessory products principally in North America. The Wireless Products Segment is headquartered in Huntingdon Valley, Pennsylvania and all revenue and essentially all long-lived assets were related to operations in the United States as of September 30, 2003 and during the periods presented.

4. EARNINGS PER SHARE

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The calculation of basic and diluted earnings per share ("EPS") is reflected on the accompanying Consolidated Statement of Operations.

Options to purchase 272,152 and 313,652 shares were outstanding at September 30, 2003 and September 30, 2002, respectively, with exercise prices ranging $.28 to $4.44. Because of losses incurred during the three and nine months ended September 30, 2003 and September 30, 2002, the impact of outstanding options were not considered because the effect is anti-dilutive.

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

6. SUBSEQUENT EVENTS

In mid July 2003 the Company became a defendant in a civil law suit action in the United States District Court-Eastern District of Pennsylvania in a trademark infringement action brought by a competitor. The competitor sought damages in excess of One million dollars and for the Company to cease all actions, destroy any materials and end all prospective contractual relationships that may be related to, or a result of, the alleged trademark infringement. The Company denied all liability and asserted certain counter claims against the competitor. In October 2003, the Company reached an out of court settlement with the competitor resolving all actions brought in the lawsuit. As part of the settlement, the Company agreed to a small monetary payment to the competitor, which was fully reimbursed by the Company's insurance carrier.

In August 2003, the Board of Directors approved a plan authorizing the issuance of up to 250,000 restricted shares of its Common Stock at no cost to key management personnel from its authorized, but unissued, Common stock. The shares to any covered individual would be issued in five equal increments beginning with the grant date and on each one-year anniversary thereafter that the person is an active employee. The restrictive legend will be eligible to be removed on the first one-year anniversary of any particular issuance. The Company issued 40,000 shares under this program in October 2003.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The following table represents the Company's statement of operations data expressed as a percentage of net sales for the respective periods:

                                                      Three Months Ended           Nine Months Ended
                                                         September 30,               September 30,
                                                       2002        2003            2002         2003
                                                      ------      ------          ------       ------
Net Sales                                              100.0%      100.0%          100.0%       100.0%
Cost of Sales                                           53.8        53.1            54.9         54.6
                                                      ------      ------          ------       ------

Gross Profit                                            46.2        46.9            45.1         45.4
Selling, General and administrative Expenses            43.5        41.9            47.9         48.4
Interest Expense, net                                    0.0         0.0             0.0          0.0
                                                      ------      ------          ------       ------
Net (Loss) before Income Tax                             2.7         5.1            (2.9)        (2.9)
Income Tax                                               0.0         0.0             0.0          0.0
                                                      ------      ------          ------       ------
Net (Loss)                                               2.7%        5.1%           (2.9)%       (2.9)%
                                                      ======      ======          ======       ======

Three Months Ended September 30, 2003 ("2003") Compared to Three Months ended September30, 2002 ("2002").

Net sales decreased by $.4 million or 10.3% from $3.7 million in 2002 to $3.3 million in 2003. Sales continued to be negatively effected by the reduced market demand for new cellular phones and its resultant effect on after market accessory sales.

Gross profit decreased by $.2 million from $1.7 million in 2002 to $1.5 million in 2003; however gross profit as a percentage of sales increased from 46.2% to
46.9 % due to continued improved pricing from vendors, favorable margins on selected new product and higher margins on some large orders from new customers which offset the continued competitive overall pressures on margins.

Selling, general and administrative (SG&A) expenses decreased approximately $220,000 from $1.6 million in 2002 to $1.4 million in 2003, or 13.8%. The reduction in SG&A expense was greater than the sales decrease for the quarter and was a result of the Company's continued focus on improved employee productivity and continued emphasis on cutting expenses, particularly in administrative expenses.

Net interest income remained the same $1,000 for both 2003 and 2002.

The Company's effective income tax rate in calculating income tax expense for the quarter in 2003 would have been 38% or a total expense of $63,000 but was offset against its net deferred tax asset balance of $1,615,000 as of June 30, 2003, leaving a balance of $1,552,000 in that account as of September 30, 2003. An offsetting entry in the same amount was made to the tax valuation allowance account resulting in the same $1,552,000 balance as of September 30, 2003. The income tax rate effective in both 2003 and 2002 is the same 38%.

Nine Months Ended September 30, 2003 ("2003") Compared to Nine Months ended September 30, 2002 ("2002").

Net sales decreased by $2.3 million or 21.7% from $10.8 million in 2002 to $8.5 million in 2003. Sales continued to be negatively effected by the reduced market demand for new cellular phones and its resultant effect on after market accessory sales, though the

Company was able to substantially reduce the size of the year to date sales decline percentage during the September, 2003 Quarter due to the pick up of new business.

Gross profit decreased by $1.0 million from $4.9 million in 2002 to $3.8 million in 2003 but gross profit as a percentage of sales improved from 45.1% in 2002 to 45.4% in 2003 due to increased pricing and reductions in packaging services and incentives given to selected lower margin customers.

Selling, general and administrative (SG&A) expenses decreased approximately $1,085,000 from $5.2 million in 2002 to $4.1 million in 2003, or 20.9 %. The reduction in expense was a result of the Company's continuous cost cutting program and emphasis on improved employee productivity.

Net interest expense decreased from $9,000 in 2002 to net interest income $2,000 in 2003 due primarily to substantially decreased borrowings and interest earned on excess cash. .

The Company's effective income tax rate in calculating a possible benefit based on the loss for the nine months in 2003 would have been 38% or a total benefit of $93,000. At September 30, 2003, the Company has a tax allowance of $1,552,000 inclusive of the additional $93,000 added in 2003. The income tax rate effective in both 2003 and 2002 is the same 38%.


                        LIQUIDITY AND CAPITAL RESOURCES:

The Company's requirements for capital are to fund (I) sales growth, (ii) financing for possible acquisitions, (iii) repurchase of stock, and (iv) capital expenditures mainly related to business system upgrades. The Company's primary sources of financing during the twelve months ended September 30, 2003 were cash flow from reductions in Inventory, Income tax refunds, principal payments of Notes Receivable related to the disposition of the discontinued operations (Battery Network and Tauber) and cash flow from operations.

The Company's working capital as of September 30, 2003 and 2002 were $2,643,000 and $2,613,000 respectively. Net cash provided by operating activities for the nine months ended September 30, 2003 and 2002 were $1,017,000 and $456,000, respectively. In 2003, the Company generated cash from operations of $ 330,000 from its net loss of $246,000 as adjusted for non-cash items of depreciation and amortization of $368,000 and a bad debt provision of $199,000 and the issuance of $9,000 of common stock to its Directors. Cash provided from changes in assets and liabilities of $126,000 resulted from net decreases in inventory of $372,000 and prepaid expense and other assets of $29,000 and an increase in accounts payable and accrued expenses of $397,000 offset in part by an increase in Accounts Receivable of $672,000. In 2002, the Company generated cash from operations of $172,000 from its net loss of $312,000 as adjusted for non-cash items of depreciation and amortization of $368,000 and a bad debt provision of $116,000. Cash provided from changes in assets and liabilities totaled $845,000 resulting from net decreases in accounts receivable of $916,000, inventory of $542,000 offset in part by a decrease increase in accounts payable and accrued expenses of $613,000.

For the nine months ended September 30, 2003 investing activities consisted of a total of $121,000 expended for the purchase of property and equipment (Principally a new business system) that was fully offset by principal note payments received of approximately $121,000 relating to the sale of the discontinued operations. Net cash provided by investing activities for the nine months ended September 30, 2002 was $128,000 resulting from the collection of note principal payments of $145,000 offset, in part, by the purchase of property and equipment of $17,000.

Cash used in financing activities for the nine months ended September 30, 2003 was $70,000 resulting from net reductions in capital leases of $33,000 and $37,000 for the repurchase of the Company's common stock. Cash used in financing activities for the nine months ended September 30, 2002 of $1,169,000 was principally used for $1,100,000 net payments under the Revolver Loan, net reductions in capital leases of $42,000 and $27,000 for the repurchase of the Company's common stock. The Company had cash and cash equivalents of approximately $1,371,000 on September 30, 2003.

The Company estimates that it will incur capital expenditures of approximately $150,000 during the twelve months ended September 30, 2004, principally for business system upgrades including expanded customer EDI capabilities and Inventory control system upgrades (RF Guns and related peripherals and set-up.

Based upon its present plans, management believes that operating cash flow, and available cash will be adequate to meet the working capital cash and capital expenditure needs of the Company during the twelve months ending September 30, 2004.

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

As of November 7, 2003 we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

There have been no changes in securities during the quarter ended September 30, 2003.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no defaults by the Company on any Senior Securities during the quarter ended September 30, 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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



                                                By:  /s/ Stephen Rade
                                                     ---------------------------
Date: November 14, 2003                              Stephen Rade
                                                     Chief Executive Officer


                                                By:  /s/ Ronald E. Badke
                                                     ---------------------------
Date: November 14, 2003                              Ronald E. Badke
                                                     Chief Financial Officer