Form 10KSB
period 2003-12-31
WIRELESS XCESSORIES GROUP INC
filed 2004-03-30
CIK 1005504

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

        FOR ANNUAL AND TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.

                                       or

[_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

                           COMMISSION FILE NO. 0-27996


                         WIRELESS XCESSORIES GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                               13-3835420
------------------------------                            ----------------------
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

                     Common Stock, Par Value $.001 Per Share

                                 Title of Class
                                Over the Counter
                                 Bulletin Board
                                ----------------

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.    Yes [X]  No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-KSB is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the act).    Yes [_]  No [X]

The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, on March 3, 2004 was 5,262,080.

The aggregate market value of the voting stock held by non-affiliates of the Registrant (computed by reference to the closing price of such stock on Over the Counter Market on March 1, 2004 of $0.42) was approximately $1,617,383.
================================================================================

                                     PART I

ITEM 1. BUSINESS

 Wireless Xcessories Group, Inc. ("Wireless Xcessories" or the "Company") was founded in May 1995. We are engaged in the nationwide sale and distribution of a wide range of products, accessories and components for cellular phones, including batteries, chargers and antennas (collectively, "Wireless Accessories"). Our products are primarily sold through third party retailers' stores. Prior to March 20, 2000, our name was Batteries Batteries, Inc.

CURRENT OPERATIONS

Our headquarters for all operations are located at 1840 County Line Road, Huntingdon Valley, Pennsylvania 19006.

The Wireless Accessories industry remains fragmented. Our strategy is to effectively market one of the broadest and most complete lines of wireless accessories products. We currently offer in excess of 2,000 different products. We strive to leverage our distribution channels and relationships and provide high quality technical expertise and service to our customers.

     Our business strategy involves the following components:

     o Maintain Diversity of Products and Customers. We distribute a complete line of wireless accessories. We sell our products to dealers, other distributors, commercial and industrial businesses, communications carriers, and mass merchandisers. Any of these customer groups can also purchase our products directly from our recently upgraded web site.

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

     o We also offer a wholesale web site where our dealer agents and retail stores order online to commit inventory. This has streamlined our internal order process and facilitates the customer reorder process.

     o Strategic acquisitions, if feasible, in regional markets other than the East Coast markets of the U.S. in which the Company is already operating.

Products. We currently market over 2,000 wireless accessories. The product category offerings include rechargeable batteries, personal and portable hands free kits, hands free installation kits, portable and vehicle antennas, in-car and travel chargers, fashionable accessory faceplates and colored housings for cellular phones, plain and colored phone carrying cases and two-way and pager accessories.

Purchasing. We purchase approximately 72% of our wireless accessory products from manufacturers located overseas, principally in the Far East. In 2003, the Company purchased approximately 64% of its products from three Far East suppliers accounting for approximately 33%, 20% and 11%, respectively of total purchases. No other vendor accounted for 10% or more of our purchases.

Sales. We market and sell the majority of our products to dealers, other distributors, commercial and industrial businesses, communications carriers, mass merchandisers and retail customers. Additionally, we produce one product line catalog that is circulated nationally and internationally.

Concentration. During the twelve months ended December 31, 2003, we affected sales to more than 3,000 commercial and retail customers. In that same period, our two largest customers accounted for approximately 8.4% and 7.4% of our net sales, respectively. No customer of ours accounted for 10% or more of our net sales. Export sales accounted for less than 1 % of net sales for the period.

EMPLOYEES

As of March 1, 2004, we employed approximately 71 persons. These employees work in the following areas of our business: one in technical operations; 26 in telemarketing, two in quality assurance, commercial sales and marketing; 31 in packaging; warehousing, inventory control, shipping and receiving; two in purchasing, and 9 in management and administration. None of the employees are represented by a labor union. We consider our relations with our employees to be satisfactory.

ENVIRONMENTAL MATTERS

We continue to purchase and distribute batteries, which contain chemicals such as lithium ion. We do not manufacture the batteries. We purchase the items in their finished state. Our operations do not involve the alteration or penetration of the batteries. Returns of our batteries are made to a recycler for disposition. We believe that we have operated our present and former respective facilities in compliance with applicable environmental laws and regulations. Accordingly, we do not believe there is any material risk of environmental liability.

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

MANAGEMENT

Effective February 26, 2002 Barbara M. Henagan resigned from our Board of Directors due to increased outside business commitments.

On and effective June 2002 our Board elected Stephen Rade to be the Chairman of the Board of Directors of the Company. Christopher F.McConnell, who previously held this position, will continue to serve the Company in a director capacity.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information.

We wish to take advantage of the "safe harbor" provisions of the Act and are including this section in our Annual Report on Form 10-KSB in order to do so. Forward-looking statements also appear in other sections of this report. Statements that are not historical facts, including statements about management's expectations for fiscal year 2003 and beyond, are forward-looking statements and involve various risks and uncertainties. Factors that could cause the actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

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

WE DEPEND ON OUR VENDORS.

Our performance depends on our ability to purchase our products in sufficient quantities at competitive prices and on our vendors' ability to make and deliver high quality products in a cost effective, timely manner. Some of our smaller vendors have limited resources, production capacities and limited operating histories. We have no long-term purchase contracts or other contracts that provide continued supply, pricing or access to new products and any vendor or distributor could discontinue selling to us at any time. There can be no assurance that we will be able to acquire the products that we desire in sufficient quantities or on terms that are acceptable to us in the future. In addition, there can be no assurance that our vendors will make and deliver high quality products in a cost effective, timely manner. We may also be unable to develop relationships with new vendors. Also, all products we purchase from vendors in the Far East must be shipped to our warehouse by freight carriers and there can be no assurance that we will be able to obtain sufficient capacity at favorable rates. Our inability to acquire suitable products in a cost effective, timely manner or the loss of one or more key vendors or freight carriers could have a negative impact on our business.

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

Further, the Internet retail business market is new, rapidly evolving and intensely competitive. We believe that the principal competitive factors in this market include brand recognition, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of web site content, reliability and speed of fulfillment. We expect to experience increased competition from online commerce sites that provide goods and services at or near cost, relying on advertising revenues to achieve profitability. As the online commerce market continues to grow, other companies may enter into business combinations or alliances that strengthen their competitive positions. Competition in the Internet retail business market will likely intensify.

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

OUR COMMON STOCK PRICE IS VOLATILE.

Our stock currently trades on the Over the Counter Bulletin Board. The price of our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could reduce the market price of the common stock without regard to our operating performance. We believe that among other factors, any of the risk factors outlined in the preceding paragraphs if realized, could cause the price of the common stock to fluctuate substantially.

ITEM 2. PROPERTIES

All of our real properties are held under leases. The following table provides certain information concerning our leased properties:

                                               APPROXIMATE     LEASE
                                                   AREA      EXPIRATION
  OPERATION         NATURE         LOCATION      (SQ.FT.)       DATE
  ---------         ------         --------       ------        ----
Main Facility    Warehouse and    Huntingdon      52,000       4/30/09
                    Office        Valley, PA      13,100       4/30/09

In March 2004 the above lease for both office and warehouse was extended to 4/30/09. As part of the lease extension the Company has the right to relinquish approximately 15,000 feet of warehouse space without further obligation to the Company upon giving the landlord six months prior notice of its intention to vacate.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on June 24, 2003. The following are results of the voting on the proposals submitted to the stockholders at the annual meeting:

Proposal No. 1: Election of Directors.

The following individuals were elected as directors:

          NAME                                 FOR                      AGAINST
          -----                                ---                      -------

Stephen Rade                                4,174,057                   355,548
Christopher F. McConnell                    4,293,057                   236,548
Bradley T. MacDonald                        4,293,057                   236,548
Allan Kalish                                4,292,807                   236,798
Christopher C. Cole                         4,292,807                   236,798

There were no broker non-votes or abstentions or votes withheld with respect to this proposal.

Proposal No. 2: Proposal to ratify the appointment by our Board of Directors of Bagell, Josephs & Company LLC as the Company's independent auditors for the fiscal year ending December 31, 2003.

FOR:               4,342,415
AGAINST:             182,970
ABSTAIN:               4,220

The proposal passed by a majority of the vote's casts as dictated by our by-laws. There were no broker non-votes or votes withheld with respect to this proposal.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company trades its Common Stock under the symbol " WIRX" on the Over the Counter Bulletin Board (" OTC"). The following tables set forth the range of high and low closing prices for the quarters indicated for the Common Stock on the NMS as reported by NMS for calendar year 2003 and 2002 on the OTC.

                                COMMON STOCK

2002                          HIGH        LOW
----                          ----        ---

FIRST QUARTER                 0.37        0.10
SECOND QUARTER                0.29        0.10
THIRD QUARTER                 0.29        0.12
FOURTH QUARTER                0.27        0.15

2003
----

FIRST QUARTER                 0.30        0.12
SECOND QUARTER                0.35        0.22
THIRD QUARTER                 0.40        0.15
FOURTH QUARTER                0.44        0.22

The OTC prices reflect inter-dealer quotations, without retail mark-ups, markdowns or other fees or commissions, and may not necessarily represent actual transactions.

There were 56 record holders of the Company's Common Stock as of March 1, 2004. A substantially larger number of beneficial owners hold such shares of Common Stock in depository or nominee form.

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

The Selected Financial Data have been derived from the consolidated financial results for the year ended December 31, 2003 and 2002 audited by Bagell, Josephs & Company, L.L.C, respectively, appear only in this section.


                             SELECTED FINANCIAL DATA


                                                  FISCAL YEAR ENDED DECEMBER 31,
                                                  ------------------------------

                                                      2003            2002
                                                      ----            ----

                ($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

INCOME STATEMENT DATA:

NET SALES                                           $11,469         $14,068
COST OF SALES                                         6,204           7,834
                                                      -----           -----

GROSS PROFIT                                          5,265           6,234
                                                      -----           -----

SELLING, GENERAL &
ADMINISTRATIVE EXPENSES                               5,436           6,757
INTEREST (INCOME) EXPENSE, NET                           (7)             17
                                                      -----           -----
NET LOSS BEFORE INCOME
TAXES                                                  (164)           (541)
INCOME TAX (BENEFIT)                                      0               0
                                                      -----           -----


NET (LOSS)                                             (164)           (541)
                                                      =====           =====

 NET (LOSS) PER SHARE OF
 COMMON STOCK (BASIC AND DILUTED)                     $(0.3)         $(0.11)
                                                      =====          ======


BALANCE SHEET DATA:
                                                       AS OF DECEMBER 31,
                                                       ------------------

                                                      2003            2002
                                                      ----            ----

WORKING CAPITAL                                     $2,791          $2,512
TOTAL ASSETS                                         4,342           4,770
LONG TERM DEBT                                           2               9
STOCKHOLDERS' EQUITY                                 3,358           3,540

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year Ended December 31, 2003 ("2003") Compared to Year Ended December 31, 2002 ("2002")

Net sales decreased by 18.5% or $2.6 million from $14.1 million in 2002 to $11.5 million in 2003. The overall percentage sales decline reduced during the year as the Company experienced sales drops of 32%, 23% 22% and 8% for the quarters ended March, June, September and December 31, 2003, respectively. Though the overall sluggish market demand for new cellular phones showed some improvement later in the year, the after market accessory sales still remained highly competitive. The Company was able to reduce its sales declines, particularly in the December, 2003 quarter, through the introduction of a major new product line, the replacement of a major portion of business lost due to bankruptcy or financial difficulties, and overall improvement in the Company's relative competitive position due to expanded value added service, vast product selection, marketing and overall pricing/value relationship.

Gross profit decreased by $.9 million or 15.2% from $6.2 million in 2002 to $5.3 million in 2003, but as a percentage of sales increased from 44.3% to 45.9%. The increase in gross profit percentage was a result of the following:

     o Reductions in charges to earnings to provide for obsolete and slower moving inventory due primarily to enhanced controls over quantities of new product purchased.

     o Increased pricing, reductions in packaging services and incentives given to selected lower margin accounts and overall tighter customer pricing guidelines.

     o Continued favorable vendor pricing and continued reduction of freight cost to Customers resulting in less net cost to us...

     o Partially offset by the continued pricing pressure due to the extremely competitive environment.

Selling, general and administrative ("SG&A") expenses decreased by 19.6% or $1.3 million, from $6.8 million in 2002 to $5.5 million in 2003, and as a percentage of sales decreased from 48.0% in 2002 to 47.4 % in 2003.

The reduction in expense was a result of the Company's continuous cost cutting program and emphasis on improved employee productivity. This resulted in major reductions in our number of employees and overall salary and salary related expense during the year and major cuts in general and administrative expenses such as corporate related expenses, professional fees, bank fees, telephone, office and warehouse supplies, rented equipment, and insurance expense. In addition, the Company was able to reduce its warehouse, packaging and shipping labor and related expense at a rate substantially in excess of the sales decline percentage for the year due to reduced packaging services offered to customers, the effect of having an increased percentage of our product offerings pre-packaged by our vendors at lower costs, and a larger percentage of our product drop shipped direct from our vendors to our customers.

Net interest expense decreased from $17,000 in 2002 to a net interest income of $7,000 in 2003 due primarily to substantially decreased borrowings and interest earned on excess cash accumulation.

The Company's effective income tax rate in calculating a possible benefit on the net loss ion 2003 would have been 38% or a total benefit of $57,658. As of December 31, 2003, the Company has a tax allowance of $1,517,000 inclusive of the additional $57,658 added in 2003. Our effective income tax rate in both 2003 and 2002 is the same 38%.


NEW ACCOUNTING STANDARDS

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

This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement also broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Adoption of SFAS 144 on January 1, 2002 did not have any impact on the Company's financial position, cash flows or results of operations for the years ended December 31, 2003 and 2002.

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

Critical Accounting Estimates -- We have made a number of estimates and assumptions related to the reporting of assets and liabilities in preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The most significant estimates relate to the allowance for doubtful accounts, the reserve for Inventory obsolescence and the Deferred tax valuation allowance.
In determining the adequacy of the allowance for doubtful accounts, we consider a number of factors including the aging of the receivable portfolio, customer payment trends, financial condition of the customer, industry conditions and overall credibility of the customer. Actual amounts could differ significantly from our estimates. In determining the adequacy of the reserve for inventory obsolescence, we consider a number of factors including the aging of the inventory, recent sales trends, availability of the product in the market, industry market conditions and overall economic conditions. Actual amounts could differ significantly from our estimates.
In assessing the realizability of deferred income tax assets, we consider whether it is more likely than not that the deferred income assets will be realized through the future generation of taxable income.

Inventories -- Inventories, which consist solely of finished goods, are carried at the lower of cost, determined on a first-in, first-out basis (FIFO), or market value.

Revenue Recognition -- Revenue is recognized at the time of shipment. Revenue related to the web site vendor agreements at AccessorySolutions.com, Inc. are recognized ratably over the related contract period.

LIQUIDITY AND CAPITAL RESOURCES

Our requirement for capital is to fund (i) sales growth and (ii) financing for possible acquisitions (iii) Re purchase of the Company's Common Stock, and (iv) capital expenditures mainly related to business system upgrades. Our primary sources of financing during 2003 and 2002 were cash flow from operations, reduction in net assets (particularly inventory and accounts receivable), Federal Income tax refund and principal payments of Notes Receivable related to the disposition of its discontinued operations (Battery Network and Tauber).
Our working capital as of December 31, 2003 and 2002 was $2,790,859 and $2,511,635, respectively. Net cash provided by operating activities for the years ended December 31, 2003 and 2002 was $ 487,490 and $1,486,790,
respectively. In 2003, we showed cash from operations of $572,740 from our net loss of $164,043 as adjusted for non-cash items of depreciation and amortization of $485,363, bad debt provision of $231,820 and Common Stock issued to directors, Officers and employees of $19,600.

Changes in assets and liabilities in 2003 resulted in a net use of $85,250 from a decrease in Accounts payable and accrued expenses of $191,389 and an increase in Inventory of $56,703 offset in part, by deceases in Accounts Receivable and Prepaid expenses and other Assets of $46,696 and $116,146, respectively.
In 2002, we showed cash provided from operations of $257,310 from our net loss of $541,152 as adjusted for non-cash items of depreciation and amortization of $569,079 and bad debt provision of $229,383. Cash provided from changes in assets and liabilities totaled $1,229,480 consisting of reductions in accounts receivable, inventory and prepaid expenses of $873,667, $426,558 and $25,233 respectively, collection of the federal income tax refund receivable of $582,751 less a net decrease in accounts payable and accrued expenses of $678,729.

Our overall combined reduction in accounts receivable covering 2002 and 2003 was mostly attributable to tighter credit policies including the increased use of Cash on Delivery and immediate customer credit payments on selected newer and less credit worthy accounts, coupled with more stringent collection procedures.

Net cash used in investing activities in 2003 of $85,462 resulted from capital expenditures of $228,608 offset in part by principal payments of $143,146 relating to the sale of discontinued operations. The bulk of Capital Expenditures in 2003 was for the purchase and installation of a new business system, upgrades to the Company website and on-line ordering capabilities, introduction of Radio frequency technology in our warehousing operation, and upgrades to selected user hardware (Computers and printers).

Net cash provided by investing activities in 2002 of $79,708 resulted from the collection of $185,287 of principal payments related to the sale of discontinued operations offset in part by capital expenditures of $105,579.

Cash used in financing activities in 2003 of $70,951 was due to the cost of reacquiring Company Stock $37,135 and net payments of capital lease obligations of $33,816.

Cash used in financing activities for the twelve months ended December 31, 2002 totaling
$1,228,555 was due to net debt repayments of $1,114,864, net payments of capital lease obligations of $56,787 and the cost of reacquiring company stock of $56,904.

Based upon its present plans, management believes that operating cash flow, and available cash will be adequate to finance the stock repurchase program, to meet the working capital cash needs of the Company and to meet anticipated capital expenditure needs during the 12 months ending December 31, 2004. Although we would like to issue shares of Common Stock as our primary method of financing acquisitions, we anticipate that additional funds may be required to successfully implement any acquisition program, and will use various methods to finance acquisitions, including raising new equity capital. There is no guarantee that such equity or debt financing will be available to us in the future.

COMMITMENT:

We lease warehouse and administrative office space and warehouse forklift equipment and copy machines non-cancelable operating lease agreements, which expire at various dates. Certain leases for warehouse and other space contain rental escalation clauses based on the Consumer Price Index.
Future minimum lease payments including base rent, common area charges, and lease required real estate tax charges non-cancelable operating leases for the year ending December 31, 2003 are as follows:

            2004                 $  423,911
            2005                    448,911
            2006                    436,411
            2007                    444,062
            2008                    480,618
            thereafter              161,494
                                 ----------
                 Total           $2,395,407
                                 ==========

During 2000, we entered into certain capital leases for warehouse equipment. Total future lease payments under these lease obligations are $4,335 in 2004.

SEASONALITY AND INFLATION

In fiscal year 2003 the Company did approximately 55% of its sales in the second half of the year. This reflected the more traditional pick up of additional business in the months preceding the December Holiday season. Though in the fiscal years ended December 31, 2002 and 2001, combined sales for the third and fourth quarters were less than the combined sales for the first and second quarters due to the poor cellular accessory market and the timing of the loss of key customers. In addition, our net sales could be affected in the future by business acquisitions.

The impact of inflation on our operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operating results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - The Company did not have any interest rate risk at December 31, 2003, as there was no outstanding debt owed by the Company other fixed interest capital lease obligations.

Foreign Currency Risk - We do not use foreign currency forward exchange contracts, or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements with international customers and suppliers are denominated in U.S. dollars. We purchase approximately 72% of our products from manufacturers located overseas, principally in the Far East. The depreciation of the U.S. dollar against the major Asian currencies could, therefore, cause an increase in the cost of our products and adversely affect our results of operations or financial condition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As of December 31, 2003 and 2002 there are no changes in or disagreements with Bagell, Josephs & Company LLC on accounting or financial disclosures.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth as of March 1, 2004, the name of each of our directors and executive officers, his principal occupation and the nature of all positions and offices with us held by him. Our directors will hold office until the next Annual Meeting of Stockholders.

                                                                         FIRST
                                                                         BECAME
NAME                        AGE                OFFICE                   DIRECTOR
-----                       ---                ------                   --------

Stephen Rade                66      President, Chief Executive Officer    1996
                                     and Chairman of the Board

Christopher F. McConnell    50      Director                              1998

Ronald E. Badke             58      Chief Financial Officer and           1995
                                     Secretary

Allan Kalish                78      Director                              1998

Christopher C. Cole         48      Director                              2000

Bradley T. MacDonald        56      Director                              1999

Each executive officer serves at the discretion of the Board of Directors.

Mr. Rade has been our Chairman of the Board since June 2002 and President and Chief Executive Officer since June 1998. From 1996 until June 1998, he was Executive Vice President of the Company. He has been a director since April 1996. He has been the President, Chief Executive Officer and a director of Advanced Fox Antenna, Inc. since he founded that company in 1990.

Mr. McConnell has been a director of the Company since December 1998 while holding the title of Chairman of the Board through June 2002. In addition, he is principal of The Founders Group, an organization dedicated to helping launch new, technology-based companies. Mr. McConnell also co-founded CFM Technologies, Inc., a semiconductor capital equipment company and until it merged into Matson technologies in March 2001. He currently serves as a director of Mi8 Corporation, a leading application software provider (ASP), where he had previously been Chairman of the Board.

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

Mr. MacDonald was elected a director in March 1999. He is also Chairman of the Board and Chief Executive Officer of Medifast, Inc (MED.AMEX), a position he has held since January 1998. Prior thereto, he was appointed as Program Director of the U.S. Olympic Coin Program of the Atlanta Centennial Olympic Games. From 1991 through 1994, Mr. MacDonald returned to active duty to be Deputy Director and Chief Financial Officer of the Retail, Food and Hospitality and Recreation Business for the United States Marine Corps. Prior thereto, Mr. MacDonald served as Chief Operating Officer of the Bonnie Sunglass Company, President of Pennsylvania Optical Co., Chairman and CEO of Mac Donald and Associates' which had major financial interests in a retail drug, consumer candy, and pilot sunglass companies. Mr. Mac Donald was national president of the Marine Corps Reserve Officer Association and retired from the United States Marine Corps as a Colonel in 1997, after 27 years of service.

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


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACTS OF 1934 Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the

Company's directors and executive officers and persons who own more than ten percent of its Common Stock to file with the Securities and Exchange Commission and The Nasdaq Stock Market initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.

To the best of our knowledge, based solely on a review of the copies of such reports furnished to us and written representations with respect to the year ended December 31, 2003, our officers, directors and greater than ten percent shareholders were in compliance with all applicable Section 16(a) filing requirements, except that a Form 4 was not filed in respect to 10,000 shares each of the Company's Common Stock issued to the following Directors in late April, 2003:

     o    Christopher F. McConnell
     o    Bradley T. MacDonald
     o    Allan Kalish
     o    Christopher C. Cole

A Form 4 was not filed for the issuance of 8,000 shares of restricted stock to Ronald Badke, CFO and Secretary in mid October, 2003.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth for the years ended December 31, 2003, 2002, and 2001; the compensation for services rendered in all capacities to the Company and subsidiaries by the Chief Executive Officer, the Company's other executive officer and key management personnel for the year ended December 31, 2003.

                                                 SUMMARY COMPENSATION TABLE

   NAME AND PRINCIPAL POSITION                   YEAR                SALARY
   ---------------------------                   ----                ------

Stephen Rade                                     2003               $192,808
Chief Executive Officer                          2002                198,000
President and Chairman of the Board              2001                198,000

Ronald E. Badke                                  2003               $133,212
Chief Financial Officer and                      2002                146,000
Secretary                                        2001                135,000

Susan Rade                                       2003               $192,657
Vice President                                   2002                229,047
Sales Account manager                            2001                253,760

Dawn Kenderdine                                  2003               $103,897
New Business Development Manager                 2002                113,260
Purchasing Director                              2001                102,522

EMPLOYMENT AGREEMENTS

No employment agreements exist between the Company and any the persons listed in
ITEM 11. Prior employment agreements with each of Messrs. Rade, and Badke terminated on April 1998 and March 1999, respectively.

COMPENSATION OF DIRECTORS

We instituted the payment of fees for attendance at Board and related committee meetings in late 2003. Each director will be paid $1,000 for each regular Board Meeting and $500 for each Committee meeting attended. We also reimburse those directors who are not employees of the Company for their expenses incurred, if any, in attending meetings.

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

No option shares were granted to any Director under this plan in 2003 or is any expected to be granted in 2004.

In June 2002, the Board, in lieu of issuing option shares approved the issuance of 40,000 shares of the Company's Common Stock to its non-employee directors for service on the Board and it's various committees. The stock was issued in late April 2003 and includes a total of 10,000 shares each to Christopher McConnell, Christopher Cole, Bradley MacDonald and Allan Kalish, respectively. In Feb 2004, the Board approved the issuance of 40,000 shares of the Company's Common Stock to its non-employee directors for service on the Board and it's various committees. The stock is expected to be issued in the second quarter of 2004 with a total of 10,000 shares each going to Christopher McConnell, Christopher Cole, Bradley MacDonald and Alan Kalish, respectively.

STOCK OPTIONS

Under the Company's 1995 Stock Option Plan (the "Plan"), the Company's board of directors or a stock option committee appointed by the board may grant stock options to officers, key employees, directors, and independent consultants of the Company. Currently, 1,000,000 shares of the Company's common stock are reserved for issuance under the Plan.

The following table sets forth the details of the options held at the end of the year December 31, 2003 by the executive officers set forth in the Summary Compensation Table. Mr. Rade and Mr. Badke were not granted options under the Plan during the year 2003.

                          FISCAL YEAR END OPTION VALUES

                           NUMBER OF SHARES UNDERLYING
                          UNEXERCISED OPTIONS AT FISCAL
                                   YEAR END(1)


NAME                                           EXERCISABLE        UNEXERCISABLE
----                                           -----------        -------------
Ronald E. Badke                                   16,000              4,000

(1) The exercise price of all outstanding options at December 31, 2003 was greater than the market value of the shares covered by those options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 1, 2004, as supplied to the Company, regarding the beneficial ownership of the Common Stock by all persons known to the Company who own more than 5% of the outstanding shares of the Company's Common Stock, each director of the Company, each executive officer of the Company named in the Summary Compensation Table included elsewhere in this report and all executive officers and directors as a group. Unless otherwise indicated, based on information provided to the Company by the directors, executive officers and principal shareholders, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.




                                        NUMBER OF SHARES
NAME*                                  BENEFICIALLY OWED(1)     PERCENTAGE(2)
-----                                  --------------------     -------------

Stephen Rade                               1,173,000               24.4%
Christopher F. McConnell (3)                 211,067                4.4%
Ronald E. Badke (4)                           17,600                -- **
Christopher C. Cole (5)                       85,000                1.8%
Allan Kalish (6)                              56,500                1.2%
Bradley T. MacDonald (7)                      43,000                -- **
Directors and Officers as a group          1,586,167               32.9%
(6 persons)(8)

* The business address of each shareholder named in this table, is Wireless Xcessories Group, Inc., 1840 County Line Road, Huntingdon Valley, PA 19006.

**   Less than 1%.

(1) For purposes of this table, a person or group is deemed to have "beneficial ownership" of any shares, which such person has the right to acquire within 60 days.

(2) Percentage ownership is based on 4,813,970 shares of Common Stock outstanding net of Treasury Stock on March 1, 2004. For purposes of computing the percentage of outstanding shares held by each such person or group of persons named above, any security which such person or group of persons has the right to acquire within 60 days is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)  Includes exercisable options to purchase 45,000 shares.

(4) Includes exercisable options to purchase 16,000 shares and 1,760 vested common stock shares under the Company's restricted stock program.

(5)  Includes exercisable options to purchase 42,000 shares.

(6)  Includes exercisable options to purchase 39,000 shares.

(7)  Includes exercisable options to purchase 33,000 shares.

(8)  Includes exercisable options to purchase 175,000 shares.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We employ Susan Rade, wife of Stephen Rade, current CEO, as the highest volume sales person with certain administrative functions. In this role, Mrs. Rade earns the bulk of her compensation as part of our sales incentive commission programs earning $192,657, $229,047 in the twelve months December 31, 2003 and 2002, respectively, including draws, commission and a $36,000 salary for administrative duties.


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

As of March 17, 2004, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective.

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

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                            PAGE
                                                                            ----


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ...................       F-2


CONSOLIDATED BALANCE SHEETS ..........................................       F-3


CONSOLIDATED STATEMENTS OF OPERATIONS ................................       F-5


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY ......................       F-6


CONSOLIDATED STATEMENTS OF CASH FLOWS ................................       F-7


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...........................       F-9




CONSOLIDATED SUPPORTING SCHEDULE FILED:





All other schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or in the Notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Wireless Xcessories Group, Inc.


We have audited the accompanying consolidated balance sheets of Wireless Xcessories Group, Inc. and Subsidiaries as of December 31, 2003 and 2002 the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Xcessories Group, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the consolidated results of its operations and changes in stockholders' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


BAGELL, JOSEPHS & COMPANY, L.L.C.

Gibbsboro, New Jersey
March 25, 2004

                 WIRELESS XCESSORIES GROUP, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002




                                     ASSETS


                                                           2003          2002
                                                        ----------    ----------
CURRENT ASSETS
   Cash and cash equivalents                            $1,316,515    $  985,438
   Accounts receivable (net of allowance for doubtful
      accounts of $316,635 and $536,345, respectively)     729,842     1,029,158
   Inventories                                           1,437,604     1,380,901
   Prepaid expenses and other assets                       127,822       154,254
   Current maturities of Notes Receivable                  161,191       183,434
                                                        ----------    ----------

          Total current assets                           3,772,974     3,733,185

PROPERTY AND EQUIPMENT - Net                               520,126       771,916

NOTES RECEIVABLE-NET OF CURRENT PORTION                     13,433       174,623

OTHER ASSETS                                                35,751        90,144
                                                        ----------    ----------
Total assets                                            $4,342,284    $4,769,868
                                                        ==========    ==========







                   The accompanying notes are an integral part of these consolidated financial statements.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002




                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            2003              2002
                                                        ------------      ------------
CURRENT LIABILITIES
   Current portion of long-term debt                    $      4,335      $     31,579
   Bank overdraft                                                 --           206,772
   Accounts payable                                          652,616           405,421
   Net liabilities of discontinued operations                 35,757            58,000
   Accrued payroll and related benefits                       92,771            92,275
   Amounts due to officer                                    102,857           209,313
   Other accrued expenses                                     93,779           218,190
                                                        ------------      ------------
          Total current liabilities                          982,115         1,221,550
                                                        ------------      ------------

LONG-TERM DEBT                                                 1,938             8,510

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.001, 1,000,000 shares
      authorized, no shares issued or outstanding                 --                --
   Common stock, par value $.001, 10,000,000 shares
      authorized, 5,262,080 and 5,222,080 issued in
      2003 and 2002, respectively                              5,262             5,222
   Additional paid-in capital                             11,341,466        11,331,106
   Accumulated deficit                                    (7,872,036)       (7,707,993)
   Treasury stock, at cost, 448,110 and 344,810 shares,
      respectively                                          (116,461)          (88,527)
                                                        ------------      ------------

          Total stockholders' equity                       3,358,231         3,539,808
                                                        ------------      ------------

Total liabilities and stockholders' equity              $  4,342,284      $  4,769,868
                                                        ============      ============



                   The accompanying notes are an integral part of these consolidated financial statements.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003, AND 2002







                                                             2003              2002
                                                         ------------      ------------
Net sales                                                $ 11,469,069      $ 14,067,672
Cost of sales                                               6,203,437         7,834,019
                                                         ------------      ------------

Gross profit                                                5,265,632         6,233,653

Selling, general and administrative expenses               (5,436,222)       (6,757,434)

Interest income (expense), net                                  6,547           (17,371)
                                                         ------------      ------------
Net (Loss) before Income taxes                               (164,043)         (541,152)

Income tax expense                                                 --                --
                                                         ------------      ------------
Net (loss)                                               $   (164,043)     $   (541,152)
                                                         ============      ============


Weighted Average Shares

(Loss) earnings per common share
-Basic and Diluted:
Net (loss)                                               $      (0.03)     $      (0.11)
                                                         ============      ============





                   The accompanying notes are an integral part of theseconsolidated financial statements.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002





                                     COMMON STOCK                                               TREASURY STOCK
                             ---------------------------      PAID-IN      ACCUMULATED   ---------------------------
                                SHARES         AMOUNT         CAPITAL        DEFICIT        SHARES         AMOUNT         TOTAL
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 2001      5,222,080   $      5,222   $ 11,331,106   ($ 7,166,841)       (78,000)  ($    31,623)  $4,137,864.00
Stock repurchased                      --             --             --             --       (266,810)       (56,904)       (56,904)
Net (loss)                             --             --             --       (541,152)            --             --       (541,152)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------

BALANCE, DECEMBER 31, 2002      5,222,080          5,222     11,331,106     (7,707,993)      (344,810)       (88,527)     3,539,808
Stock Issued                       40,000             40         10,360                        40,000          9,200         19,600
Stock repurchased                      --             --             --             --       (143,300)       (37,134)       (37,134)
Net (loss)                             --             --             --       (164,043)            --             --       (164,043)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------

BALANCE, DECEMBER 31, 2003      5,262,080   $      5,262   $ 11,341,466   ($ 7,872,036)      (448,110)  ($   116,461)  $  3,358,231
                             ============   ============   ============   ============   ============   ============   ============




                   The accompanying notes are an integral part of these consolidated financial statements.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002




                                                                    2003            2002
                                                                ------------    ------------
OPERATING ACTIVITIES:
   Net (loss)                                                   $   (164,043)   $   (541,152)

Adjustments to reconcile net (loss) to net Cash provided
by operating activities:
   Depreciation and amortization                                     485,363         569,079
   Provision for doubtful accounts                                   231,820         229,383
   Common Stock issued to Directors, Officer and employees            19,600              --

Changes in assets and liabilities, net of effects from
dispositions:
   Accounts receivable                                                46,696         873,667
   Inventories                                                       (56,703)        426,558
   Income tax refund receivable                                           --         582,751
   Prepaid expenses and other assets                                 116,146          25,233
   Accounts payable and accrued expenses                            (191,389)       (678,729)
                                                                ------------    ------------
          Net cash provided by operating activities                  487,490       1,486,790
                                                                ------------    ------------

INVESTING ACTIVITIES:
   Purchases of property and equipment, net                         (228,608)       (105,579)
   Principal payment received on note receivables                    143,146         185,287
                                                                ------------    ------------
          Net cash (used in) provided by investing activities        (85,462)         79,708
                                                                ------------    ------------




                   The accompanying notes are an integral part of these consolidated financial statements.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002




                                                                   2003            2002
                                                               ------------    ------------
FINANCING ACTIVITIES:
   Payments on capital lease obligation                        $    (33,816)   $    (56,787)
   Repurchase of common stock                                       (37,135)        (56,904)
   Net payments of borrowings                                            --      (1,114,864)
                                                               ------------    ------------

      Net cash used in financing activities                         (70,951)     (1,228,555)
                                                               ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           331,077         337,943

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                       985,438         647,495
                                                               ------------    ------------

CASH AND CASH EQUIVALENTS - END OF YEAR                        $  1,316,515    $    985,438
                                                               ============    ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during year for:
      Interest                                                 $     15,546    $     44,000
      Income taxes                                                       --          25,000

Supplemental Disclosure of non-cash activity:
      Common Stock issued to Directors,
      Officer and Employee                                     $    19,6000            --





                   The accompanying notes are an integral part of these consolidated financial statements.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


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

          Principles of Consolidation- The consolidated financial statements include the accounts of the Wireless Xcessories Group, Inc. and it's wholly owned subsidiaries. All material intercompany transactions have been eliminated.

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

          In 2003, the Company purchased approximately 64% of its products from three Far East suppliers accounting for approximately 33%, 20% and 11%, respectively of total purchases. No other vendor accounted for 10% or more of our purchases.

          The Company purchased approximately 52% of its products from three Far East suppliers with two vendors accounting for 19% each and one vendor at 14% of the total purchases.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


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

          Property and Equipment- Property and equipment are stated at cost. Additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation and amortization of property and equipment is calculated under the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives are five to seven years for furniture and fixtures and three to ten years for machinery and equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of their leases. Depreciation and amortization expense was $ 485,363 and $569,079 in 2003 and 2002, respectively, and is included in selling, general and administrative expense in the consolidated statements of operations.

          Other Assets- Consist of refundable deposits on its operating leases.

          Revenue Recognition- Revenue is recognized at the time of shipment.

          Shipping and Handling Fees- The Company records revenues derived from shipping and handling in net sales and the costs associated with shipping and handling in cost of sales.

          Income Taxes- The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial reporting basis and tax basis of assets and liabilities, measured using enacted tax rates. The impact of changes in tax rates is reflected in income in the period in which the change is enacted

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Earnings (Loss) per share- Basic earning (Loss) per share (EPS) is computed using the weighted average number of common shares outstanding for the period while diluted EPS is computed assuming conversion of all dilutive securities such as options. Included below is a reconciliation of shares for the basic and diluted EPS computations.

                                                     2003            2002
                                                  ----------      ----------
          Basic EPS Shares                         4,829,406       5,040,657

          Dilutive effect of stock
          options and warrants                            --              --
                                                  ----------      ----------
          Diluted EPS shares                       4,829,406       5,040,657
                                                  ==========      ==========


          Options to purchase 216,500, and 302,152 shares with exercise prices ranging from $.28 to $4.44 and $ .28 to $5.00 were outstanding at December 31, 2003 and 2002, respectively, but were not included in the computation of diluted EPS because inclusion would be anti dilutive.

          Disclosures About Fair Value of Financial Instruments- The carrying values of cash, and cash equivalents, and long-term debt approximate their respective fair values.

          Employee Stock Options- The Company applies Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," which recognizes compensation costs based on the intrinsic value of an equity instrument. The Company has applied APB No. 25 to its stock compensation awards to employees and has disclosed the required pro forma effect on net (loss) income per share in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and has adopted the enhanced disclosure provisions of

          SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment of SFAS No. 123" (See Note 4).

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


          Reclassifications- Certain prior year amounts may have been reclassified to conform to current year presentation.

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

          RECENT ACCOUNTING PRONOUNCEMENTS-

          In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The new guidance resolves significant implementation issues related to SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." SFAS 144 is affected for fiscal years beginning after December 21, 2001 and interim periods within those fiscal years. Adoption of SFAS 144 on January 1, 2002 did not have any impact on the Company's financial position, cash flows, or results of operations for the years ended December 31, 2003 AND 2002.

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

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


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

          In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123"("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees," but has adopted the enhanced disclosure requirements of SFAS 148

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

NOTE 2 -  PROPERTY AND EQUIPMENT - NET

          Property and equipment consists of the following:

                                                     DECEMBER 31,
                                            ------------------------------
                                                2003              2002
                                            ------------      ------------
          Machinery and equipment           $  2,669,243      $  2,440,634
          Furniture and fixtures                 416,153           416,153
          Vehicles                                38,463            38,463
          Leasehold improvements                 246,926           246,926
                                            ------------      ------------
                                               3,370,785         3,142,176

          Less accumulated depreciation
            and amortization                  (2,850,659)       (2,370,260)
                                            ------------      ------------
          Property and equipment, net       $    520,126      $    771,916
                                            ============      ============



NOTE 3 -  LONG-TERM DEBT

          Long-term debt consists of the following:

                                                      DECEMBER 31,
                                            ------------------------------
                                                2003              2002
                                            ------------      ------------
          Revolving Credit Facility         $         --      $         --
          Capital Leases                           6,273            40,089
                                            ------------      ------------
                                                   6,273            40,089
          Less current portion                    (4,335)          (31,579)
                                            ------------      ------------
          Long-term debt, net of
          current portion                   $      1,938      $      8,510
                                            ============      ============


          The interest rates in effect on debt for the years ended December 31, 2003, and 2002, were 9.1 % and 6.9%, respectively

               WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 4 -  STOCKHOLDERS' EQUITY

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

          On January 11, 2001, the Board of Directors approved a stock buyback program whereby the Company will repurchase a total of up to 500,000 shares of Common Stock at a total cost not to exceed $250,000 through July 10, 2004. As of December 31, 2003 and 2002, the Company has repurchased 488,110 and 344,810 shares at an average price of $0.26 and $0.21 per share, respectively.

          In April 2003, the Company issued 10,000 shares of the Company's Common Stock to each of the four non-employee directors of the Company for a total of 40,000 shares. Compensation expense of $9,200 has been charged to the financial statements as of December 31, 2003 to recognize the fair value of the shares as of the date of issuance.

          In August of 2003, the Board approved the adoption by the Company of a restricted employee stock plan authorizing the Company to issue up to 250,000 shares of its common Stock to an officer and key managers and employees of the Company. Each share issuance to a designated employee is subject to the following vesting provision:
          20% upon on the issuance of each individual grant.
          20% on each consecutive one year anniversary from the original date of issuance.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


          In October 2003 the Company under this plan issued 8,000 shares of Common Stock to an officer of the Company and 32,000 to four other key Managers with 1,600 and 6,400 shares, respectively, being immediately vested. Compensation expense of $10,400 has been charged to the financial statements as of December 31, 2003 to recognize the fair value of the shares as of the date of issuance.

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

               WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 4 -  STOCKHOLDERS' EQUITY (CONTINUED)

          In 2000, the stockholders of the Company approved an amendment to the Plan increasing the number of shares reserved for issuance by 400,000 to an aggregate of 1,000,000 under the Plan. In addition in 2000, the Company granted, under the Plan, ten-year options to purchase an aggregate of 138,500 shares of Common Stock to directors and employees of the Company. In 2001, the Company granted, under the Plan, ten-year options to purchase a total of 65,000 shares of Common Stock at $.375 per share to the directors of the Company. In 2002, the Company granted, under the plan, ten-year options to purchase a total of 51,000 shares of Common Stock at $0.28 per share to the directors of the Company. In 2003, the Company did not grant any options under the plan. At December 31, 2003 and 2002, there were a total of 694,152 and 608,500, respectively, shares available for grant.

          The following information pertains to the stock options outstanding for the two years ending December 31, 2003:

                                                                                                     Exercisable
                                                                       Weighted                        Wtd. Avg.
                                                        Number of       Average         Options        Exercise
                                                         Shares       Share Price        Shares          Price
                                                       ----------      ----------      ----------     ----------
          Options outstanding at December 31, 2001        315,612            1.58         244,112           1.78
               Granted ...........................         51,000            0.28
               Forfeited .........................        (64,460)          (2.62)
                                                       ----------      ----------      ----------     ----------
          Options outstanding at December 31, 2002        302,152      $     1.18         256,152     $     1.21
               Granted ...........................             --              --
               Forfeited .........................        (85,652)          (1.37)
                                                       ----------      ----------      ----------     ----------
          Options outstanding at December 31, 2003        216,500      $     1.05         207,000     $     1.04
                                                       ==========      ==========      ==========     ==========


          The following table summarizes information as of December 31, 2003 concerning currently outstanding and exercisable options:

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 4 -  STOCKHOLDERS' EQUITY (CONTINUED)



                       Option Outstanding                Options Exercisable
                -----------------------------------  ---------------------------
                            Weighted
                            Average
                            Remaining
                           Contractual
                                        Weighted                     Weighted
   Range of        Number      Life     Average        Number         Average
Exercise Price  Outstanding  (Years) Exercise Price  Exercisable  Exercise Price
--------------  -----------  ------- --------------  -----------  --------------
 $0.28-$0.375     102,000      7.7       $ 0.33        102,000       $ 0.33
 $1.01-$2.00      103,500      6.2       $ 1.41         94,000       $ 1.41
 $4.01-$5.00       11,000      6.1       $ 4.44         11,000       $ 4.44



          The outstanding stock options as of December 31, 2003 vest as follows:
          (a) half of the options shares are vested on the date of the grant with an additional one-half vesting in the first anniversary therefrom (169,000 options outstanding at December 31, 2003) or (b) one-fifth of the options shares are vested on the date of grant with an additional one-fifth vesting on the first, second, third, and forth anniversaries therefrom, respectively (47,500 shares outstanding at December 31, 2002).

          As provided for in SFAS No. 123, "According for Stock-Based Compensation," The Company utilizes the intrinsic value method of expense recognition under APB No. 25. Accordingly, no compensation cost has been recognized for the stock option plans as all options have been issued with exercise prices equal to fair market value. Had

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 4 -  STOCKHOLDERS' EQUITY (CONTINUED

          compensation expense for the stock option plans been determined consistent with the provisions of SFAS No. 123 and SFAS No. 148, the Company's net income and net income per share would have been the pro forma amounts indicated below:


                                                        2003            2002
                                                     ----------      ----------
          As reported (loss)
            from continuing operations:
          Add: Stock-based compensation              $ (164,043)     $ (541,152)
            expense included in reported (loss)
            income from continuing operations
            net of related tax effects                       --              --
          Deduct: Total stock-based employee
            compensation expense determined
            under fair value based method for
            all awards, net of related tax effects       (6,521)        (24,086)
                                                     ----------      ----------
          Pro forma (loss) income from continuing
            operations                               $ (170,564)     $ (565,238)
                                                     ==========      ==========

          Basic and Diluted (loss) from continuing
          operations per common share:
          As reported                                $    (0.03)     $    (0.11)
          Pro forma                                       (0.03)          (0.11)

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 4 -  STOCKHOLDERS' EQUITY (CONTINUED)

          The weighted average fair value of those options granted during the year ended December 31 2002 (there were no grants in 2003) was estimated at $.26, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.7%, for both 2003 and 2002; expected dividend yield of 0%; expected life of 6.9 years; and expected volatility of 100% for 2003 and 2002, respectively.


NOTE 5 -  INCOME TAXES

          The provision (benefit) for income taxes on continuing operations consists of:

                                     2003            2002
                                  ----------      ----------
          Current:
          Federal                 $ (132,385)     $ (181,271)
          State                      (18,804)        (21,379)
                                  ----------      ----------
                                    (151,189)       (202,650)
                                  ----------      ----------
          Deferred:
          Federal                 $ (132,385)        181,271
          State                      (18,804)         21,379
                                  ----------      ----------
                                    (151,189)        202,650
                                  ----------      ----------
          Total provision
          for income taxes        $       --      $       --
                                  ==========      ==========


          In conformity with SFAS No. 109, deferred tax assets and liabilities are classified based on the financial reporting classification of the related assets and liabilities, which give rise to temporary book/tax differences. Deferred taxes related to the following temporary differences:

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 5 -  INCOME TAXES (CONTINUED)

                                                               DECEMBER 31,
                                                        ------------------------
                                                           2003          2002
                                                        ----------    ----------
          Deferred income tax assets:
          Benefit of net operating loss carryforward    $  920,370    $  769,181
          Accrued compensation                              39,086        79,539
          Inventory reserve                                106,011        80,073
          Bad debts reserve                                131,416       203,811
          Sales returns and allowances                      35,254        35,090
          Goodwill                                         278,700       305,790
          Other                                             28,500        11,571
                                                        ----------    ----------
                                                         1,539,337     1,485,055
          Deduct:  Deferred income tax liabilities:
          State taxes                                       22,337        25,713
                                                                      ----------
          Valuation allowance                            1,517,000     1,459,342
                                                        ----------    ----------
          Net deferred tax asset                        $       --    $       --
                                                        ==========    ==========


          The effective income tax rate varied from the U.S. Federal statutory tax rate as follows:

                                                 2003             2002
                                              ----------       ----------
          Statutory income tax rate                (34.0%)          (34.0%)
          State income (benefit) taxes,
            net of federal tax benefit              (3.0)            (4.0)
          Meals and entertainment                    1.6               --
          Other                                     (0.5)            (0.5)
          Valuation allowance                       35.1             38.5
                                              ----------       ----------
          Effective tax rate                           0%             2.5%
                                              ==========       ==========


          As of December 31, 2003, the Company has federal and state net operating loss carry forward amounts of approximately $2,028,069 and $3,584,728, respectively. These net operating loss carryforward amounts begin to expire in 2011. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary difference including

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 5 -  INCOME TAXES (CONTINUED)

          operating loss carryforwards. The Company has provided a valuation allowance for all of its deferred tax assets as a result of the uncertainty that the Company will generate sufficient income in the future to fully or partially realize the net deferred tax asset of approximately $1,517,000. At December 31, 2003, the deferred tax asset has been offset by a valuation allowance of the same amount. Under the Tax Reform Act of 1986, the utilization of a corporation's net operating loss carryforward is limited following a greater than 50% change in ownership. Due to the Company's prior and current equity transactions, the Company's net operating loss carryforwards may be subject to an annual limitation generally determined by multiplying the value of the Company on the date of the ownership change by the federal long-term tax exempt rate. Any unused annual limitation may be carried forward to future years for the balance of the net operating loss carryforward period.


NOTE 6 -  COMMITMENTS AND CONTINGENCIES

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

                     2004                                $  423,911
                     2005                                   448,911
                     2006                                   436,411
                     2007                                   444,062
                     2008                                   480,618
                     thereafter                             161,494
                                                         ----------
                     Total:                              $2,395,407
                                                         ==========

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 6 -  COMMITMENTS AND CONTINGENCIES

          Rent expense exclusive of common area maintenance and real estate taxes, where applicable for all operating leases for the years ended December 31, 2003, and 2002 was $384,118 and $378,950, respectively.

          During 2000, the Company entered into certain capital leases for warehouse equipment. Total future lease payments under these lease obligations are $4,749 and $1,979 in 2004 and 2005, respectively. Included in future lease payments are $455 representing interest.


NOTE 7 -  RELATED PARTY TRANSACTIONS

          The Company employs Susan Rade, wife of Stephen Rade, current Chief Executive Officer of the Company, as a sales person with certain administrative duties. In this role, Mrs. Rade earns the bulk of her compensation as part of the Company's sales incentive commission programs earning $192,657 and $229,047 in 2003 and 2002, respectively, including draws, commission and a $36,000 salary for administration duties.


NOTE 8 -  SEGMENT DISCLOSURE

          The Company effectively operates in one business segment, the Wireless Products Segment, which distributes cellular telephone accessory products including batteries, chargers, and antennas throughout North America. The Wireless Products Segment is headquartered in Huntingdon Valley, Pennsylvania. All revenue and essentially all long-lived assets were related to operations in the United States as of and for the years ended December 31, 2003, and 2002.

          Export sales for the years ended December 31, 2003 and 2002 were as follows:

                                                       2003           2002
                                                     --------       --------
          Europe, Middle East & Africa               $     --       $     --
          Asia and Pacific                                 --             --
          Americas excluding United States             38,829        285,703
                                                     --------       --------
                                                     $ 38,829       $285,703
                                                     ========       ========


          Receivables from export sales at December 31, 2003 and 2002 were $9,173 and $37,344, respectively.

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

10.16 Waiver and Amendment to Revolving Credit, Term Loan and Security Agreement dated March 30, 2001 by and among the Company, certain of its affiliates and IBJ Schroder Bank & Trust Company.

10.17    Form of Warrant issued to each of Warren H. Haber and John L. Teeger**

21       List of Subsidiaries.

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

31.1 Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIRELESS XCESSORIES GROUP, INC.

By: /s/ Stephen Rade
    ---------------------
    Stephen Rade
    Chairman of the Board,
    Chief Executive Officer and
    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.


          NAME                              TITLE                      DATE
          ----                              -----                      ----

/s/ Stephen Rade                  Chairman of the Board,          March 30, 2003
-----------------------------     Chief Executive Officer,
Stephen Rade                      and President (principal
                                  executive officer)

/s/ Ronald E. Badke               Chief Financial Officer         March 30, 2003
-----------------------------     and Secretary (principal
Ronald E. Badke                   financial officer)

/s/ Christopher F. McConnell      Director                        March 30, 2003
-----------------------------
Christopher F. McConnell

/s/ Allan Kalish                  Director                        March 30, 2003
-----------------------------
Allan Kalish

/s/ Christopher C. Cole           Director                        March 30, 2003
-----------------------------
Christopher C. Cole


/s/ Bradley T. MacDonald          Director                        March 30, 2003
-----------------------------
Bradley T. MacDonald