Form 10QSB
period 2004-03-31
WIRELESS XCESSORIES GROUP INC
filed 2004-05-17
CIK 1005504

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

                  For the quarterly period ended March 31, 2004


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of May 10, 2004, there were 5,262,080 shares of the registrant's Common Stock, par value $.001 per share, outstanding.

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

================================================================================

                         WIRELESS XCESSORIES GROUP, INC.
                 FORM 10-QSB FOR THE PERIOD ENDED MARCH 31, 2004


                                      INDEX


PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                Condensed Consolidated  Balance Sheet March 31, 2004
                (unaudited) and December 31, 2003.............................3

                Condensed Consolidated Statements of Income for the
                three months ended March 31, 2004 and 2003.
                (unaudited).......... ........................................4

                Condensed Consolidated Statements of Cash Flows for
                the three months ended March 31, 2004 and 2003
                (unaudited)...................................................5

                Notes to Condensed Consolidated Financial Statements..........6

ITEM 2.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................8-9

ITEM 3.         Controls and Procedures......................................10

PART II.   OTHER INFORMATION


ITEM 1.         Legal proceedings............................................11

ITEM 2.         Changes in Securities and Use of Proceeds....................11

ITEM 3.         Defaults upon Senior Securities..............................11

ITEM 4.         Submission of Matters to a Vote of Security Holders..........11

ITEM 5.         Other information............................................11

ITEM 6.         Exhibits and reports on Form 8-K.............................11



                Signatures...................................................12

                              FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         WIRELESS XCESSORIES GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                       March 31,      December 31,
                                   ASSETS                                                2004             2003
                                                                                       --------         --------
                                                                                      (unaudited)
  CURRENT ASSETS:
  Cash and cash equivalents                                                            $  1,561         $  1,316
  Accounts receivable (net of allowance of                                                  905              730
  $322 and $317, respectively)
  Inventories                                                                             1,379            1,438
  Prepaid expenses and other current assets                                                 148              128
  Current portion- notes receivable                                                         148              161
                                                                                       --------         --------

                      Total Current Assets                                                4,141            3,773


  PROPERTY AND EQUIPMENT - Net                                                              489              520

  NOTES RECEIVABLE - Net of Current Portion                                                --                 13

  OTHER ASSETS                                                                               36               36
                                                                                       --------         --------

  TOTAL ASSETS                                                                         $  4,666         $  4,342
                                                                                       ========         ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
  Current portion of long-term debt                                                    $      4         $      4
  Accounts payable                                                                          934              652
  Net liabilities on disposal of discontinued operations                                     36               36
  Accrued payroll and related benefits                                                      139               93
  Amounts due to officer                                                                     47              103
  Other accrued expense                                                                      79               94
                                                                                       --------         --------
                     Total Current Liabilities                                            1,239              982
                                                                                       --------         --------

  LONG-TERM DEBT                                                                              1                2
                                                                                       --------         --------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $0.001, 1,000,000 shares authorized, no shares issued or outstanding
  Common Stock, par value $.001, 10,000,000 shares authorized, 5,262,080 issued               5                5
  Additional paid - in capital                                                           11,341           11,341
  Accumulated deficit                                                                    (7,804)          (7,872)
 Treasury Stock at cost, 344,810 and 344,810 shares, respectively                          (116)            (116)
                                                                                       --------         --------
                  Total Stockholders' Equity                                              3,426            3,358
                                                                                       --------         --------


  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  4,666         $  4,342
                                                                                       ========         ========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                         WIRELESS XCESSORIES GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                     Three Months Ended
                                                                         March 31,
                                                             ---------------------------------
                                                                 2004                 2003
                                                             ------------         ------------
NET SALES                                                    $      3,151         $      2,378
COST OF SALES                                                       1,690                1,359
                                                             ------------         ------------
            Gross profit                                            1,461                1,019

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                        1,397                1,409
INTEREST (INCOME) EXPENSE, net                                         (4)                   1
                                                             ------------         ------------

               Income (Loss) before income taxes             $         68                 (391)

INCOME TAX (BENEFIT)                                                 --                   --
                                                             ------------         ------------


                 Net Income (Loss)                           $         68         $       (391)
                                                             ============         ============

Net Income (Loss) per common share- Basic and Diluted        $         01         $        (08)
                                                             ============         ============

Basic weighted average common shares outstanding                4,865,270            4,810,067
                                                             ============         ============

Diluted weighted average common shares outstanding              4,891,350            4,810,067
                                                             ============         ============











 The accompanying notes are an integral part of these condensed consolidated financial statements

                         WIRELESS XCESSORIES GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          Three Months Ended March 31
                                                                              2004            2003
                                                                            --------        --------
OPERATING ACTIVITIES:
Net  Income (Loss)                                                          $     68        $   (391)
Adjustments to reconcile net Income (loss) to cash
         provided by operating activities-
             Depreciation and amortization                                        77             136
             Provision for doubtful accounts                                      57              72

Changes in assets and liabilities, net of effects from dispositions:

             Accounts receivable                                                (232)            260
                 Inventories                                                      58             287
             Prepaid expenses and other assets                                   (21)            (42)
             Accounts payable and accrued expenses                               256              46
                                                                            --------        --------

Net cash provided by operating activities                                        263             368
                                                                            --------        --------

INVESTING ACTIVITIES:
Purchase of property and equipment                                               (44)           (110)
Principal payments on notes receivables                                           26              40
                                                                            --------        --------
Net cash (used in) investing activities                                          (18)            (70)
                                                                            --------        --------

FINANCING ACTIVITIES:
Net payments on borrowings                                                        (1)            (15)
Repurchase of company stock                                                     --               (36)
                                                                            --------        --------
Net cash (used in) financing activities                                           (1)            (51)
                                                                            --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             244             247

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 1,316             985
                                                                            --------        --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       1,560           1,232
                                                                            ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for-
             Interest                                                       $      2        $      3
                                                                            ========        ========


             Income taxes net of refunds                                    $      0        $      0
                                                                            ========        ========












 The accompanying notes are an integral part of these condensed consolidated financial statements

                         WIRELESS XCESSORIES GROUP, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the management of Wireless Xcessories Group, Inc. ("Wireless Xcessories" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. All such adjustments are of a normal recurring nature. These condensed Consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results for the full year. Certain prior year amounts have been reclassified to conform to current period presentations.

2. STOCK REPURCHASE PROGRAM

On January 11, 2001, the Board of Directors approved a stock buy back plan whereby the Company will repurchase a total of up to 500,000 shares of common stock at a total cost not to exceed $250,000 through July 20, 2001. The Company has extended the buyback period to July 20, 2004. As of March 31, 2004, the Company had repurchased 484,210 shares at an average approximate price of $.26 share, recorded at cost as Treasury Stock in the accompanying condensed consolidated balance sheet as at March 31, 2004.

3. SEGMENT DISCLOSURE

The Company operates in one business segment, which distributes cellular telephone accessory products principally in North America. The Wireless Products Segment is headquartered in Huntingdon Valley, Pennsylvania and all revenue and essentially all long-lived assets were related to operations in the United States as of March 31, 2004 and during the periods presented.

4. EARNINGS PER SHARE

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The calculation of basic and diluted earnings per share ("EPS") is reflected on the accompanying condensed Consolidated Statement of Operations.

Options to purchase 216,500 and 277,152 shares were outstanding at March 31, 2004 and March 31, 2003, respectively, with exercise prices ranging $.28 to $4.44. Because of the loss incurred during the three months ended March 31, 2003, the impact of outstanding options were not considered because the effect is anti-dilutive.

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

Significant Estimates-- We have made a number of estimates and assumptions related to the reporting of assets and liabilities in preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The most significant estimates relate to the allowance for doubtful accounts, the reserve for Inventory obsolescence and the deferred tax valuation allowance.

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

6. NEW ACCOUNTING PRONOUNCEMENTS

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

This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement also broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Adoption of SFAS 144 on January 1, 2002 did not have any impact on the Company's financial position, cash flows or results of operations for the three months ended March 31, 2004 and 2003.

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

7. SUBSEQUENT EVENTS

The Company in accordance with earlier Board approval has committed to the issuance of 40,000 shares of the Company's Common Stock to its non-employee directors for service on the Board and its various committees. The issuance of these shares is expected during the second quarter of 2004 and includes a total of 10,000 shares each to the four current non-employee directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The following table represents the Company's statement of income data expressed as a percentage of net sales for the respective periods:


                                                    Three Months Ended March 31
                                                    ---------------------------
                                                      2004              2003
                                                    --------          --------
Net Sales                                              100.0%            100.0%
Cost of Sales                                           53.6              57.1
                                                    --------          --------

Gross Profit                                            46.4              42.9
Selling, General and administrative Expenses            44.3              59.3
Interest Expense (Income), net                          (0.1)             (0.0)
                                                    --------          --------
Net income (Loss) before Income Tax                      2.2             (16.4)
Income Tax                                               0.0)              0.0
                                                    --------          --------
Net Income (Loss)                                        2.2%            (16.4)%
                                                    ========          ========


Three Months Ended March 31, 2004 ("2004") Compared to Three Months ended March 31, 2003 ("2003").

Net sales increased by $.8 million or 33% from $2.4 million in 2003 to $3.2 million in 2004. The increase in sales is partially related to an overall improving economy and some improvement in cellular phone and related accessory demand. Additionally, the Company successfully introduced a new product line in the December 2003 quarter and has improved its overall relative competitive position due to expanded value added services, vast product selection, expanded marketing and overall pricing/value relationship.

Gross profit increased by $.5 million from $1.0 million in 2003 to $1.5 million in 2004 and as a percentage of sales increased from 42.9% to 46.4 %. The improvement in percentage was due to increased pricing, favorable margins on newer and expanded product offerings, increased overseas prepackaging of product , increased customer price monitoring and reduced obsolescence expense as a percentage of sales.

Selling, general and administrative (SG&A) expenses were approximately the same $1.4 million in both 2003 and 2004 but as a percentage of sales, decreased from 59.3% in 2003 to 44.3% in 2004. SG&A expenses were flat in spite of a 33% sales increase as a result of continued reductions in expense resulting from the Company's continuous cost cutting program, improved employee productivity, and continued reductions in several other general and administrative line items such as professional fees, bank fees, telephone costs and various other administrative expenses. These reductions were offset in part by increases in selling and marketing costs which helped produce the large sales increase. In addition, the Company was able to limit its warehouse, packaging and shipping labor and related expense to a significantly lower percentage increase than sales level as our sales decline percentage for the quarter due to reduced packaging services offered to lower margin customers, the effect of having an increased percentage of our product offerings pre-packaged by our vendors at lower cost, and overall improved productivity.

Net interest (income) increased from an expense of $1,000 in 2003 to net income of $4,000 in 2004. This is primarily due to increased interest earned on its excess net excess cash.

The Company's effective income tax rate in calculating a possible expense based on the net income for the quarter in 2004 would have been 38% or a total approximate expense of $26,000 but as result of a Company decision to provide an offsetting tax valuation allowance to cover the amount of the net deferred tax asset, the net benefit was reduced to $0. The Company has provided the tax allowance as a result of the uncertainty that the Company will generate sufficient income in the future to fully or partially realize the net deferred tax asset of approximately $1,491,000 at March 31, 2004 inclusive of the additional $26,000 added in this quarter. The income tax rate effective in both 2004 and in computation of a benefit in 2003 is the same 38%.



                        LIQUIDITY AND CAPITAL RESOURCES:

The Company's requirements for capital are to fund (I) sales growth, (ii) financing for possible acquisitions, (iii) repurchase of stock, and (iv) capital expenditures mainly related to business system upgrades. The Company's primary sources of financing during the twelve months ended March 31, 2004 were cash flow from operations and reductions in Accounts Receivable and Inventory, and principal and interest payments of Notes Receivable related to the disposition of a discontinued operations (Tauber).

The Company's working capital as of March 31, 2004 and 2003 was $2,902,000 and $2,172,000, respectively. Net cash provided by operating activities for the three months ended March 31, 2004 and 2003 were $263,000 and $368,000, respectively. In 2004, the Company provided $202,000 from operations from its net income of $68,000 as adjusted for non-cash items of depreciation and amortization of $77,000 and a bad debt provision of $57,000. Cash provided from changes in assets and liabilities of $61,000 resulted from a net decrease in inventory of $58,000 and an increase in accounts payable and accrued expenses of $256,000 offset in part by increases in accounts receivable and in prepaid expense and other assets of $232,000 and $21,000 respectively. The increase in accounts receivable was directly attributable to substantially higher customer billings in March 2004, compared March 2003, offset in part by continued in improvement in customer collections.

In the three months ended March 31, 2003, the Company lost cash from operations of $183,000 from its net loss of $391,000 as adjusted for non-cash items of depreciation and amortization of $136,000 and a bad debt provision of $72,000. Cash provided from changes in assets and liabilities totaled $551,000 resulting from net decreases in accounts receivable of $260,000, inventory of $287,000 and an increase in accounts payable and accrued expenses of $46,000 offset in part by an increase in prepaid expense and other assets of $42,000.

Net cash used in investing activities for the three months ended March 31, 2004 was $18,000 resulting from the purchase of property and equipment of $44,000 (Principally new Radio Frequency guns and software related to enhancements to our business system and computer equipment and peripherals) offset in part by principal note payments received of approximately $26,000 relating to the sale of the discontinued operations.

Cash used in financing activities for the three months ended March 31, 2004 was $1,000 resulting from net reductions in capital leases of $1,000.

The Company estimates that it will incur capital expenditures of approximately $200,000 during the twelve months ended March 31, 2005, principally for business and telephone system upgrades.

Based upon its present plans, management believes that operating cash flow, available cash and available credit resources will be adequate to meet the working capital cash and capital expenditure needs of the Company during the twelve months ending March 31, 2005.

SEASONALITY AND INFLATION

In fiscal year 2003, the Company did approximately 55% of its sales in the second half of the year. This reflected the more traditional pick up of additional business in the months preceding the December Holiday season. Though in the fiscal years ended December 31, 2002 and 2001, combined sales for the third and fourth quarters were less than the combined sales for the first and second quarters due to the poor cellular accessory market and the timing of the loss of key customers. In addition, our net sales could be effected in the future by business acquisitions.

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

As of May 10, 2004 we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS
-----------------------------------------------------
There have been no changes in securities during the quarter ended March 31, 2004.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
-------------------------------------------
There have been no defaults by the Company on any Senior Securities during the quarter ended march 31, 2004.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------
At the Annual Meeting of shareholders held on June 24, 2003, pursuant to the Notice of Annual Meeting of Stockholders dated May 23, 2003, the following actions were taken:

PROPOSAL  NO 1 : ELECTION OF DIRECTORS.

THE FOLLOWING INDIVIDUALS WERE ELECTED AS DIRECTORS:

                 NAME                       FOR               AGAINST
                 ----                       ---               -------
STEPHEN RADE                             4,174,057            355,548
CHRISTPHER MCCONNELL                     4,293,057            236,548
BRADLEY T. MC DONALD                     4,293,057            236.548
ALLAN KALISH                             4,292,807            236,798
CHRISTOPHER C.  COLE                     4,292,807            236,798

There were no broker non-votes or abstentions or votes withheld with respect to this proposal.

PROPOSAL NO 2: Proposal to radify the appointment by our Board of Directors of Bagell, Josephs & Company LLC the company's independent auditors for the fiscal year ending December 31, 2003.


ITEM 5.     OTHER INFORMATION
-----------------------------
None


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------
            (a) EXHIBITS

             31-1 Statement under oath of principal executive officer. 31-2 Statement under oath of principal financial officer. 32-1 Statement under oath of principal executive officer. 32-2 Statement under oath of principal financial officer.


            (b) Reports on Form 8-K
             None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   By:  /s/ Stephen Rade
                                                   -----------------------------
Date: May 17, 2004                                 Stephen Rade
                                                   Chief Executive Officer

                                                   By: /s/ Ronald E. Badke
                                                   -----------------------------
Date: May 17, 2004                                 Ronald E. Badke
                                                   Chief Financial Officer