Form 10QSB
period 2004-06-30
WIRELESS XCESSORIES GROUP INC
filed 2004-08-16
CIK 1005504

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

                  For the quarterly period ended June 30, 2004


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

FORWARD LOOKING STATEMENTS

Some of the information presented in this quarterly report constitutes forward-looking statements within the meaning of the private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about management's expectations for fiscal year 2004 and beyond, are forward looking statements and involve various risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge, there can be no assurance that actual results will not differ materially from the Company's expectations. Factors that could cause the actual results to differ materially from expectations are discussed in the Company's Annual Report on Form 10-K and in other filings with the Securities and Exchange Commission.
================================================================================

                         WIRELESS XCESSORIES GROUP, INC.
                 FORM 10-QSB FOR THE PERIOD ENDED JUNE 30, 2004

                                      INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

        Condensed Balance Sheet June 30, 2004
         (unaudited) and December 31, 2003.................................. 3

        Condensed Statement of Income for the three
         months And six months ended June 30, 2004
         and 2003 (unaudited)............................................... 4

        Condensed Statement of Cash Flows for the six
         months ended June 30, 2004 and 2003
         (unaudited)........................................................ 5

        Notes to Condensed Financial Statements ........................... 6-7

ITEM 2  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................ 7-10

ITEM 3. Financial graphs................................................... 10

ITEM 4. Controls and Procedures............................................ 11


PART II. COMPANY HISTORY, OVERVIEW, AND DESCRIPTION OF RECENT EVENTS

ITEM 1. Company history, overview, and description of recent events....... 11-14

ITEM 2. Risk Factors....................................................... 14


PART III. OTHER INFORMATION

ITEM 1. Submission of Matters to a Vote of Security Holders............... 14-15

        Signatures......................................................... 15

                              FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         WIRELESS XCESSORIES GROUP, INC.
                             CONDENSED BALANCE SHEET
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                         June 30,   December 31,
                                                           2004         2003
                                                         --------     --------
                                                        (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                $  1,895     $  1,316
Accounts receivable (net of allowance of                      887          730
$380 and $317, respectively)
Inventories                                                 1,225        1,438
Prepaid expenses and other current assets                     193          128
Current portion- notes receivable                             107          161
                                                         --------     --------
     Total Current Assets                                   4,307        3,773


PROPERTY AND EQUIPMENT - Net                                  518          520

NOTES RECEIVABLE - Net of Current Portion                     --            13

OTHER ASSETS                                                   36           36
                                                         --------     --------

TOTAL ASSETS                                             $  4,861     $  4,342
                                                         ========     ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt                        $      3     $      4
Accounts payable                                              871          652
Net liabilities on disposal of discontinued operations         36           36
Accrued payroll and related benefits                          134           93
Amounts due to officer                                         28          103
Other accrued expense                                         101           94
                                                         --------     --------
     Total Current Liabilities                              1,173          982
                                                         --------     --------

LONG-TERM DEBT                                                  1            2
                                                         --------     --------

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.001, 1,000,000 shares
authorized, no shares issued or outstanding
Common Stock, par value $.001, 10,000,000 shares
authorized, 5,262,080 issued                                    5            5
Additional paid - in capital                               11,341       11,341
Accumulated deficit                                        (7,466)      (7,872)
Treasury Stock at cost, 591,885 and 448,110 shares,
respectively                                                 (193)        (116)
                                                         --------     --------
Total Stockholders' Equity                                  3,687        3,358
                                                         --------     --------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  4,861     $  4,342
                                                         ========     ========

         The accompanying notes on page 6 are an integral part of these condensed financial statements.

                         WIRELESS XCESSORIES GROUP, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                          Three Months Ended            Six Months Ended
                                                               June 30,                     June 30,
                                                          2004          2003           2004          2003
                                                        -------       -------        -------       -------
NET SALES                                               $ 3,905       $ 2,809        $ 7,056       $ 5,187

COST OF SALES                                             2,140         1,519          3,830         2,878
                                                        -------       -------        -------       -------
     Gross profit                                         1,765         1,290          3,226         2,309

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              1,432         1,313          2,829         2,722
INTEREST (INCOME), net                                       (5)           (2)            (9)           (1)
                                                        -------       -------        -------       -------

Income (Loss) before income taxes                           338           (21)       $   406          (412)

INCOME TAX (BENEFIT)                                        --            --             --            --
                                                        -------       -------        -------       -------
     Net Income (Loss)                                  $   338       $   (21)       $   406       $  (412)
                                                        =======       =======        =======       =======

Net Income (Loss) per common share -
  Basic and diluted                                     $   .07       $   .00        $   .08       $  (.09)
                                                        =======       =======        =======       =======

Basic weighted average common shares outstanding      4,742,186     4,818,652      4,803,388     4,814,683
                                                      =========     =========      =========     =========

Diluted weighted average common shares outstanding    4,779,946     4,818,652      4,826,288     4,814,683
                                                      =========     =========      =========     =========

         The accompanying notes on page 6 are an integral part of these condensed financial statements

                         WIRELESS XCESSORIES GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                       Six Months Ended June 30
                                                          2004           2003
                                                         ------         ------
OPERATING ACTIVITIES:
Net Income (Loss)                                        $  406         $ (412)
Adjustments to reconcile net Income (loss) to cash
 provided by operating activities-
     Depreciation and amortization                          154            249
     Provision for doubtful accounts                        120            134
     Issuance of Common Stock to Directors                  --               9

Changes in assets and liabilities, net of effects from dispositions:

     Accounts receivable                                   (277)           121
     Inventories                                            212            417
     Prepaid expenses and other assets                      (69)            27
     Accounts payable and accrued expenses                  190            151
                                                         ------         ------

Net cash provided by operating activities                   736            696
                                                         ------         ------

INVESTING ACTIVITIES:
Purchase of property and equipment                         (148)           (95)
Principal payments on notes receivables                      67             81
                                                         ------         ------
Net cash (used in) investing activities                     (81)           (14)
                                                         ------         ------

FINANCING ACTIVITIES:
Net payments on borrowings                                    1            (23)
Repurchase of company stock                                 (77)           (37)
                                                         ------         ------
Net cash (used in) financing activities                     (76)           (60)
                                                         ------         ------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                  579            622

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            1,316            985
                                                         ------         ------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  1,895          1,608
                                                         ======         ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for -
     Interest                                            $    7         $    4
                                                         ======         ======


      The accompanying notes on page 6 and 7 are an integral part of these condensed financial statements

                         WIRELESS XCESSORIES GROUP, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the management of Wireless Xcessories Group, Inc. ("Wireless Xcessories" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. All such adjustments are of a normal recurring nature. These condensed financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results for the full year. Certain prior year amounts have been reclassified to conform to current period presentations.


2. STOCK REPURCHASE PROGRAM

As of June 30, 2004, the Company under a Stock buyback program authorized by its Board of Directors had repurchased 631,885 shares at an average approximate price of $.32 share, recorded at cost as Treasury Stock in the accompanying condensed consolidated balance sheet as at June 30, 2004.

3. SEGMENT DISCLOSURE

The Company operates in one business segment, which distributes cellular telephone accessory products principally in North America. The Wireless Products Segment is headquartered in Huntingdon Valley, Pennsylvania and all revenue and essentially all long-lived assets were related to operations in the United States as of June 30, 2004 and during the periods presented.

4. EARNINGS PER SHARE

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." The calculation of basic and diluted earnings per share ("EPS") is reflected on the accompanying condensed Consolidated Statement of Operations.

Options to purchase 216,500 and 272,152 shares were outstanding at June 30, 2004 and June 30, 2003, respectively, with exercise prices ranging $.28 to $4.44.

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

In determining the adequacy of the allowance for doubtful accounts, we consider a number of factors including the aging of the receivable portfolio, customer payment trends, and financial condition of the customer, industry conditions and overall credibility of the customer. Actual amounts could differ significantly from our estimates.

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


6. SUBSEQUENT EVENTS

The Company in accordance with earlier Board approval has committed to the issuance of 40,000 shares of the Company's Common Stock to its non-employee directors for service on the Board and its various committees. The issuance of these shares is expected during the third quarter of 2004 and includes a total of 10,000 shares each to the four current non-employee directors.

The Board of Directors during the September, 2004 quarter approved an increase in the Company Stock Buy Back Plan to a total of up to 1,250,000 shares at a cost not to exceed $1,000,000 through July 20, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

The following table represents the Company's statement of income data expressed as a percentage of net sales for the respective periods:

                                                  Three Months Ended       Six Months Ended
                                                        June 30                 June 30
                                                  ------------------      ------------------
                                                    2004        2003        2004        2003
                                                  ------      ------      ------      ------
Net Sales                                          100.0%      100.0%      100.0%      100.0%
Cost of Sales                                       54.8        54.1        54.3        55.5
                                                  ------      ------      ------      ------

Gross Profit                                        45.2        45.9        45.7        44.5
Selling, General and administrative Expenses        36.7        46.7        40.1        52.5
Interest Expense (Income), net                      (0.1)       (0.1)       (0.1)        0.1
                                                  ------      ------      ------      ------

Net Income (Loss) before Income Tax                  8.7        (0.7)        5.8        (7.9)
Income Tax                                           0.0         0.0         0.0         0.0
                                                  ------      ------      ------      ------

Net Income (Loss)                                    8.7%       (0.7)%       5.8%       (7.9)%
                                                  ======      ======      ======      ======


MANAGEMENT DISCUSSION


THREE MONTHS ENDED JUNE 30, 2004 ("2004") COMPARED TO THREE MONTHS ENDED JUNE 30, 2003 ("2003").

Net sales increased by $1.1 million or 39% from $2.8 million in 2003 to $3.9 million in 2004. The increase in sales is mainly attributable to the introduction of our industrial Strength product line in the December 2003 quarter and to overall general improvement in handset sales throughout the Wireless industry. Additionally, the Company has significantly improved its competitive position due to the introduction of these product lines, expanded value added services offered to customers bolstered by a 25 person well trained and incentivized sales representative and Customer service department, expanded product selection, expanded marketing and overall pricing/value relationship offered to Customers. We have made significant progress in fostering the growth of new customers and highly compensate our sales force for their success in booking new business.

Gross profit increased by $.5 million from $1.3 million in 2003 to $1.8 million in 2004 and as a percentage of sales decreased slightly from 45.9% to 45.2%. The small fall off in percentage resulted from an expansion of lower priced brand name product sales and other incentives used as inducement to entice new customers. Offsetting these factors in the most part was the following:

     o Our Core Industrial Strength Product line, which carries higher margins and is subject to less competition than our standard product lines.
     o Improved Inventory turns which has resulted in less charges to income for obsolescence.
     o We continue to secure cost reductions and favorable pricing on many of our non-branded product obtained from the Far East

Selling, general and administrative (SG&A) expenses increased by only $119,000 or 9 % as compared to a sales increase of 39%. As a result, total SG& A expenses as a percentage of sales decreased from 46.7% in 2003 to 36.7% in 2004. This is a result of the Company's continuous cost cutting program and emphasis on improved employee productivity, which resulted in reductions in our number of employees and in several other general and administrative line items such as professional fees, bank fees, telephone costs and various other administrative expenses.

In particular, the Company has achieved significant productivity improvements and cost increase far below our sales volume increases in the following areas:

     o Order processing- Due to staff upgrades, intense training and introduction of Customer on line ordering earlier in year.
     o Warehouse labor- Due to continuing pre-packing of product in the Far East, introduction of Radio Frequency guns and Bar Code technology and an overall upgrade in management and worker capabilities.

Net interest (income) increased from a net of $2,000 in 2003 to net income of $5,000 in 2004. This is primarily due to interest earned on increased excess cash.

The Company's effective income tax rate in calculating a possible expense based on the net income for the second quarter in 2004 would have been 38% or a total approximate expense of $128,000. As result of a Company decision to provide an offsetting tax valuation allowance to cover the amount of the net deferred tax asset, the net benefit was reduced to $0. The Company has provided the tax allowance as a result of the uncertainty that the Company will generate sufficient income in the future to fully or partially realize the net deferred tax asset of approximately $1,389,000 at June 30, 2004 inclusive of the additional $128,000 added in this quarter. The income tax rate effective in both 2004 and in computation of a benefit in 2003 is the same 38%.

SIX MONTHS ENDED JUNE 30, 2004 ("2004") COMPARED TO SIX MONTHS ENDED JUNE 30, 2003 ("2003").

Net sales increased by $1.9 million or 36% from $5.2 million in 2003 to $7.1 million in 2004. The increase in sales is mainly attributable to the introduction of our industrial Strength product line in the December 2003 quarter and to overall general improvement in handset sales throughout the Wireless industry. Additionally, the Company has significantly improved its competitive position due to the introduction of these product lines, expanded value added services offered to customers bolstered by a 25 person well trained and incentivized sales representative and Customer service department personnel, expanded product selection, expanded marketing and overall pricing/value relationship offered to Customers. We have made significant progress in fostering the growth of new customers and highly compensate our sales force for their success in booking new business.

Gross profit increased by $.9 million from $2.3 million in 2003 to $3.2 million in 2004 and as a percentage of sales increased 44.5% to 45.7%. This was a result of

     o Our Core Industrial Strength Product line, which carries higher margins and is subject to less competition than our standard product lines.
     o Improved Inventory turns which has resulted in less charges to income for obsolescence. o We continue to secure cost reductions and favorable pricing on many of our non-branded product obtained from the Far East
     o    We have been able to keep out customer base intact.

Offsetting in part the above was the effect of an expansion of lower price brand name product sales and offer incentives used as an inducement to entice new customers.

Selling, general and administrative (SG&A) expenses increased by only $107,000 or 4% as compared to a sales increase of

36%. As a result, total SG& A expenses as a percentage of sales decreased from 52.5% in 2003 to 40.1% in 2004. This is a result of the Company's continuous cost cutting program and emphasis on improved employee productivity, which resulted in reductions in our number of employees and in several other general and administrative line items such as professional fees, bank fees, telephone costs and various other administrative expenses.

In particular, the Company has achieved significant productivity improvements and cost increase far below our sales volume increases in the following areas:

     o Order processing- Due to staff upgrades, intense training and introduction of Customer on line ordering earlier in this year.
     o Warehouse labor- Due to continuing pre-packing of product in the Far East introduction of Radio Frequency guns and Bar Code technology and overall upgrade in management and worker capabilities.

Net interest (income) increased from $1,000 in 2003 to net income of $9,000 in 2004. This is primarily due to increased interest earned on its excess cash.

The Company's effective income tax rate in calculating a possible expense based on the net income for the second quarter in 2004 would have been 38% or a total approximate expense of $153,000. As result of a Company decision to provide an offsetting tax valuation allowance to cover the amount of the net deferred tax asset, the net benefit was reduced to $0. The Company has provided the tax allowance as a result of the uncertainty that the Company will generate sufficient income in the future to fully or partially realize the net deferred tax asset of approximately $1,364,000 at June 30, 2004 inclusive of the additional $128,000 added in this quarter. The income tax rate effective in both 2004 and in computation of a benefit in 2003 is the same 38%.


                        LIQUIDITY AND CAPITAL RESOURCES:

The Company's requirements for capital are to fund (I) sales growth, (ii) financing for possible acquisitions, (iii) repurchase of stock, and (iv) capital expenditures mainly related to business system upgrades. The Company's primary sources of financing during the twelve months ended June 30, 2004 were cash flow from operations and reductions in Accounts Receivable and Inventory, and principal and interest payments of Notes Receivable.

The Company's working capital as of June 30, 2004 and 2003 was $3,134,000 and $2,512,000, respectively. Net cash provided by operating activities for the six months ended June 30, 2004 and 2003 were $736,000 and $696,000, respectively. In 2004, the Company provided $680,000 from operations from its net Income of $406,000 as adjusted for non-cash items of depreciation and amortization of $154,000 and a bad debt provision of $120,000. Cash provided from changes in assets and liabilities of $56,000 resulted from a net decrease in inventory of $212,000 and an increase in accounts payable and accrued expenses of $190,000 offset in part by increases in accounts receivable and in prepaid expense and other assets of $277,000 and $69,000 respectively. The increase in accounts receivable was directly attributable to substantially higher customer billings in June 2004, compared to June 2003, offset in part by continued in improvement in customer collections.

In the six months ended June 30, 2003, the Company used cash from operations of $20,000 from its net loss of $412,000 as adjusted for non-cash items of depreciation and amortization of $249,000 and a bad debt provision of $134,000 and $9,000 for issuance of common stock to Directors. Cash provided from changes in assets and liabilities totaled $716,000 resulting from net decreases in accounts receivable of $121,000, inventory of $417,000 and an increase in accounts payable and accrued expenses of $151,000 and an increase in prepaid expense and other assets of $27,000.

Net cash used in investing activities for the six months ended June 30, 2004 was $81,000 resulting from the purchase of property and equipment of $148,000 (Principally new Radio Frequency guns and software related to enhancements to our business system and computer equipment and peripherals and a new telephone system) offset in part by $67,000 of principal of note receivable payments.

Cash used in financing activities for the six months ended June 30, 2004 was $76,000 resulting from the repurchase of company stock of $77,000 offset in part by net reductions in capital leases of $1,000.

The Company estimates that it will incur capital expenditures of approximately $150,000 during the twelve months ended June 30, 2005, principally for business and telephone system upgrades.

Based upon its present plans, management believes that operating cash flow, available cash and available credit resources will be adequate to meet the working capital cash and capital expenditure needs of the Company during the twelve months ending June 30, 2005.


SEASONALITY AND INFLATION

In fiscal year 2003, the Company shipped approximately 55% of its sales in the second half of the year. This reflected the more traditional pick up of additional business in the months preceding the December Holiday season. In the fiscal years ended December 31, 2002 and 2001, combined sales for the third and fourth quarters were less than the combined sales for the first and second quarters due to the poor cellular accessory market and the timing of the loss of key customers.

The impact of inflation on our operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operating results.


GRAPHS


TOTAL REVENUE - QUARTERLY

DOLLARS IN MILLIONS

       3.657    3.253    2.378    2.809    3.279    3.003    3.151    3.905

QTR      3        4        1        2        3        4        1        2
FY      02       02       03       03       03       03       04       04



GROSS PROFIT - QUARTERLY

DOLLARS IN MILLIONS

       1.689    1.356    1.019    1.290    1.538    1.419    1.461    1.765

QTR      3        4        1        2        3        4        1        2
FY      02       02       03       03       03       03       04       04



OPERATING CASH FLOW - QUARTERLY

DOLLARS IN MILLIONS

       .484     .469     .368     .319    (.231)    .031     .263     .473

QTR      3        4        1        2        3        4        1        2
FY      02       02       03       03       03       03       04       04



EARNINGS PER SHARE - QUARTERLY

DOLLARS

       .02     (.05)    (.08)       0      .03      .02      .01      .07

QTR      3        4        1        2        3        4        1        2
FY      02       02       03       03       03       03       04       04

ITEM THREE - CONTROLS AND PROCEDURES

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



PART II. COMPANY HISTORY

ITEM 1 -  NARRATIVE,

OVERVIEW & HISTORY

Wireless Xcessories Group is a leading provider of accessories to dealers, distributors, retailers, agents and airtime carriers throughout the USA and Canada. We have created a variety of product lines, totaling over 4,000 items designed to appeal to the widest possible spectrum of wholesale buyers.

In addition to our products, we support our customers with a wide assortment of Value Added services, including customized retail packaging, displays, posters, marketing, and sales training materials, and free e-commerce websites.

Our corporation was formed in 1988, as Advanced Fox Antenna, and our product line increased steadily as handheld cell phones grew in popularity. As part of an IPO in April 1996, Advanced Fox Antenna, along with two batteries related companies were acquired by the parent company Batteries, Batteries, Inc. Between 1997 and 2001 we sold off or otherwise divested ourselves of the battery companies' businesses, merged a similar cell phone accessory company into our main operation and changed our name to Wireless Xcessories Group. We have, since then, focused on our core strengths. We consider ourselves to be the largest distributor of accessories to independent wireless dealers in the USA. Our website address is Wirexgroup.com

PRODUCTS & SERVICES

We source, design, create, market and sell a series of accessory product lines that appeal to all categories of wireless resellers. The bulk of our lines are aftermarket accessories that our customers offer in lieu of OEM accessories sold by the cell phone manufacturers.

Our current product lines are called "Standard," "Platinum," and "Industrial Strength(R)."

In 2004 we created a product design and development division and produced a series of cases, vehicle power adapters, hands free headsets, and a line of accessories for popular PDA'S like Treo and Blackberry. Our current projects involve a series of Blue tooth hands free accessories. The mission of our product development department is to design and create accessories with exclusive styling and functionality. We offer these items to phone manufacturers and major distributors under our name or as a private labeled product.

The close working relationship with our Chinese factories also allows us to replicate the most popular accessories appearing on the world market at costs 30-40% below their current wholesale pricing.

The majority of our products are manufactured in China, Hong Kong and Taiwan. In addition, we also act as a master distributor for well-known brand name products like Plantronics, Body Glove, and Nextel.

Our product lines are sold along with comprehensive sales and marketing programs, and a series of value added products designed to separate and distinguish us in the minds of wireless resellers.

These Services Are Offered Free of Charge:

     |X|  Airtime carrier phone and accessories compatible charts
     |X|  E-Mail blast management programs
     |X|  Customized retail packaging
     |X|  Sales training materials
     |X|  In store displays and posters
     |X| Private Label E-commerce websites that allow customers to offer our full product line to their end users

Also in 2004, we introduced an on-line ordering option to our customers which permits them to view our current inventory along with our next receive date if an item is out of stock.

CUSTOMERS

Our customer base consists of more than 2,000 independent dealers from a one-location mall kiosk to multi-store retail franchisers covering 250 locations and more. In addition, we sell to some of the largest distributors of cell phones, computers, and infrastructure products. These distributors in turn resell to airtime carriers, mass retailers, and prepaid phone distributors.

About 25% of our customers either repackage our products for resale through their resale channels or ask us to provide custom packaging as part of our value added services.

BUSINESS MODEL

We have developed a product line wide enough to offer "one stop shopping" convenience to all categories of resellers.

We believe we are virtually the only organization that offers resellers three full product lines to provide a "good, better, best" choice for end users to purchase.

The wireless phone industry is characterized by the continuous introduction of new model handsets with design changes, new operating features, and enhancements that limit the ability of all but a few of our competitors to compete with aftermarket accessories, especially by having them available for purchase soon after the phone manufacturers introduces their new models.

In addition to being quick to market on new accessories, it is necessary to have inventory for some handsets for 1-2 years because of their continuing popularity in certain parts of the country that do not follow the latest fashion trends.

Our customers have come to expect same day shipping on orders placed before 3pm, and we meet this commitment on more then 99% of our orders.

We encourage customers to try selected new products by offering a no risk, 60-day opportunity to stock balance and return products that do not sell up to their expectations. This "guaranteed sale" option has proven very popular with our customers.

We encourage customers to place orders on line 24/7 which ensures them same day shipment and reduces our order processing costs.

Because of the rapid pace of new handset introductions, retail sales people find it hard to keep current on which accessories are compatible among various brands and models. We help solve this problem by publishing a monthly chart of phone and accessory compatibilities for our customers who are agents of Verizon, Cingular, Nextel, T-Mobile, AT&T, and Sprint.


MANAGEMENT DISCUSSION OF FACTORS THAT HAVE AFFECTED OUR SALES GROWTH:

     A) During the fourth quarter of 2003 we introduced a new line of rugged accessories, which we called Industrial Strength. These accessories are designed to appeal primarily to Nextel dealers. This line has received an enthusiastic reception and is being continually expanded to include Handsets promoted by other major airtime carriers.

     B) In 2003 we began providing accessories to a major USA distributor that involves our supplying more than 300 items for their dealers and airtime carrier accounts.

     C) Early in 2004 we introduced a value-added catalog that shows our customers and prospects all of the free services that are available to grow their business. To our knowledge, we are the only organization that offers this variety and depth of market and sales assistance.

     D) In 2004 we realigned our sales force and our sales compensation plan to incentivize and reward the sales people who grow their business.

     E) We continue to introduce new products and product lines so that there is always something new to offer customers and prospects.

EMPLOYEES

Wireless Xcessories Group employs approximately 70 full time and 5-10 temporary workers divided into accounting, sales, customer services, marketing, purchasing/product development, MIS, Quality control, and warehouse picking and packing. Our 8-person management team has been with the company from 2-15 years, with most managers having 5-10 years experience.

All members of our management team receive restricted stock grants tied to an agreement not to compete and hace incentive to remain with the company for at least 5 years as a result of the vesting provisions of the stock grants.

No employee is covered by collective bargaining and we consider our employee relations to be excellent.

COMPETITION

The aftermarket wireless accessory industry is both competitive and fragmented. There are a number of local and regional distributors who import their products from the Far East, and there are 15 or more national distributors.

Barriers to entry are low assuming one wants to market a limited product line. We believe that it would require a large investment in inventory, quality assurance, packaging capabilities, sales training, purchasing, and marketing to duplicate the total program we have developed.

The continual introduction of new handsets combined with popularity changes that can be measured in weeks and months have caused some of the larger distributors to seek out accessory specialists like WIRX to manage the selection, packaging and sourcing of their accessory programs.

INTELLECTUAL PROPERTY

We seek to protect our intellectual property through a combination of trademarks, service marks, and confidentiality agreements, non-compete agreements and patent protection when appropriate.

We maintain a number of registered trade names and registered trademarks, including Industrial Strength(R), IndustrialStrength.com(R),
Platinumaccessories.com and WireXGroup.com.

As our product development initiatives bear fruit we intend to seek protection for the patentable technology we create.

PROPERTIES AND FACILITIES

We lease a total of close to 70,000 square feet of warehouse space in Huntingdon Valley, Pa., which we have occupied since 2001.

Our facility is divided into 10,000 square feet of office and administrative space and 60,000 square feet of warehouse pick, pack, and quality control facilities.

Earlier this year we signed a new 5-year lease, expiring in 2009, with no increase in costs. Our rent is approximately $450,000 annually.

LEGAL PROCEEDINGS

Lawsuits and claims are filed against us from time to time in the ordinary course of business. We do not believe that any lawsuits or claims currently pending against our company are material or will have a material adverse affect on our financial condition.

INDUSTRY RISK FACTORS THAT COULD AFFECT OUR PERFORMANCE

     A) General economic conditions deteriorate, thereby reducing the demand for handsets and accessories.

     B) Manufacturers reduce the number of new handset introductions, thereby reducing our competitive advantage of speed to market new accessories.

COMPANY SPECIFIC RISKS

     A)   Our sales and marketing plans are ineffective or poorly executed.

     B) One or more major customers decide to buy elsewhere or suffer financial difficulties resulting in reduced purchasing of our products.

     C)   One or more competitors successfully take customers from us.

     D) Lawsuits resulting from alleged infringement of another of another company's designs or products.

     E)   Key employee resignation or sickness.

     F) Failure of our products to be accepted in the market place based on poor quality, design, or features.

     G) Disruption in our Far East supply chain due to accidents, shipping delays or intensive customs inspections.

     H) Problems experienced by our factories in China. These could be based on component scarcity, labor problems, production delays, all of which are beyond our control.


                                    PART III
                                OTHER INFORMATION

Submission of Matters to a vote of Security Holders
At the Annual Meeting of shareholders held on June 23, 2004, pursuant to the Notice of Annual Meeting of Stockholders dated May 21, 2004 the following actions were taken:

Proposal No 1: Election of Directors.

The following individuals were elected as Directors:

       Name                               For                  Against
       ----                               ---                  -------
Stephen Rade                           4,274,636               630,923
Christopher McConnell                  4,515,059               390,500
Bradley T. Mac Donald                  4,274,636               630,923
Allan Kalish                           4,515,059               390,500
Christopher C.  Cole                   4,274,636               630,923


No other matters were submitted to a vote of the Company's stockholders during the second quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

Proposal No 2: Proposal to ratify the appointment by our Board of Directors OF Bagell, Josephs & Company, L.L.C the Company's independent auditors for the fiscal year ending December 31, 2004.

For: 4,716,577   Against: 185,082   Abstained 3,900

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

       31.1 Statement under oath of principal executive officer.
       31.2 Statement under oath of principal financial officer.

     (b) Reports on Form 8-K

       None



SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     Date: August 16, 2004                     By: /s/ Stephen Rade
                                                   -------------------------
                                                   Stephen Rade
                                                   Chief Executive Officer


     Date: August 16, 2004                     By: /s/ Ronald E. Badke
                                                   -------------------------
                                                   Ronald E. Badke
                                                   Chief Financial Officer