Form 10QSB
period 2004-09-30
WIRELESS XCESSORIES GROUP INC
filed 2004-11-09
CIK 1005504

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

                For the quarterly period ended September 30, 2004


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of November 1, 2004, there were 4,425,295 shares of the registrant's Common Stock, net of Treasury Stock, par value $.001 per share, outstanding.

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

================================================================================

                         WIRELESS XCESSORIES GROUP, INC.
               FORM 10-QSB FOR THE PERIOD ENDED SEPTEMBER 30, 2004



                                      INDEX

PART I.    FINANCIAL INFORMATION
--------------------------------

ITEM 1.    CONDENSED FINANCIAL STATEMENTS

                 Condensed Balance Sheets September 30, 2004
                 (unaudited) and December 31, 2003........................     3

                 Condensed Statements of Income for the three months
                 And nine months ended September 30, 2004 and 2003
                 (unaudited)..............................................     4

                 Condensed Statements of Cash Flows for the nine months
                 ended September 30, 2004 and 2003 (unaudited)............     5

                 Notes to Condensed Financial Statements .................   6-7

ITEM 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................  7-10

ITEM 3.          Financial graphs.........................................    10

ITEM 4.          Controls and Procedures .................................    11

PART II.   COMPANY HISTORY, OVERVIEW, AND DESCRIPTION OF RECENT EVENTS
----------------------------------------------------------------------

ITEM 1.          Company history, overview, and description of recent
                 events .................................................. 11-14

ITEM 2.          Risk Factors.............................................    14

PART III.  OTHER INFORMATION
----------------------------

ITEM 1.          Submission of Matters to a Vote of Security Holders...... 14-15

                 Signatures...............................................    15

                              FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                        WIRELESS XCESSORIES GROUP, INC.
                            CONDENSED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                               ASSETS                                           September 30, 2004     December 31,2003
                                                                                    ------------         ------------
                                                                                     (unaudited)
  CURRENT ASSETS:
  Cash and cash equivalents                                                         $      2,144         $      1,316
  Accounts receivable (net of allowance of                                                   940                  730
  $394 and $317, respectively)
  Inventories                                                                              1,526                1,438
  Prepaid expenses and other current assets                                                  211                  128
  Current portion- notes receivable                                                           67                  161
                                                                                    ------------         ------------

                      Total Current Assets                                                 4,888                3,773


  PROPERTY AND EQUIPMENT - Net                                                               537                  520

  NOTES RECEIVABLE - Net of Current Portion                                                 --                     13

  OTHER ASSETS                                                                                36                   36
                                                                                    ------------         ------------

  TOTAL ASSETS                                                                      $      5,461         $      4,342
                                                                                    ============         ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
  Current portion of long-term debt                                                 $          3         $          4
  Accounts payable                                                                         1,457                  652
  Net liabilities on disposal of discontinued operations                                      36                   36
  Accrued payroll and related benefits                                                       186                   93
  Amounts due to officer                                                                    --                    103
  Other accrued expense                                                                      105                   94
                                                                                    ------------         ------------
                     Total Current Liabilities                                             1,787                  982
                                                                                    ------------         ------------

  LONG-TERM DEBT                                                                            --                      2
                                                                                    ------------         ------------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $0.001, 1,000,000 shares authorized, no shares issued or outstanding
  Common Stock, par value $.001, 10,000,000 shares authorized, 5,272,080 and
  5,262,080 issued and outstanding at September 30, 2004 and December 31, 2003,
  respectively                                                                                 5                    5
  Additional paid - in capital                                                            11,343               11,341
  Accumulated deficit                                                                     (7,207)              (7,872)
 Treasury Stock (at cost) 901,785 and 448,110 shares, respectively                          (467)                (116)
                                                                                    ------------         ------------
  Total Stockholders' Equity                                                               3,674                3,358
                                                                                    ------------         ------------


  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $      5,461         $      4,342
                                                                                    ============         ============

            The accompanying notes on page 6 and 7 are an integral part of these condensed financial statements.

                         WIRELESS XCESSORIES GROUP, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 Three Months Ended                  Nine Months Ended
                                                                   September  30,                      September  30,
                                                           ------------------------------      ------------------------------
                                                               2004              2003              2004              2003
                                                           ------------      ------------      ------------      ------------
NET SALES                                                  $      4,075      $      3,279      $     11,131      $      8,466

COST OF SALES                                                     2,329             1,741             6,159             4,619
                                                           ------------      ------------      ------------      ------------
            Gross profit                                          1,746             1,538             4,972             3,847

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                      1,495             1,373             4,324             4,095
INTEREST (INCOME), net                                               (8)               (1)              (17)               (2)
                                                           ------------      ------------      ------------      ------------

               Income (Loss) before income taxes                    259               166      $        665              (246)

INCOME TAX (BENEFIT)                                               --                --                --                --
                                                           ------------      ------------      ------------      ------------

                 Net Income (Loss)                         $        259      $        166      $        665      ($       246)
                                                           ============      ============      ============      ============



Net Income (Loss) per common share- Basic  and Diluted     $        .06      $        .03      $        .14      $        (05)
                                                           ============      ============      ============      ============

Basic weighted average common shares outstanding              4,531,810         4,818,652         4,788,599         4,814,383
                                                           ============      ============      ============      ============


Diluted weighted average common shares outstanding            4,601,690         4,818,652         4,840,741         4,814,383
                                                           ============      ============      ============      ============




























            The accompanying notes on page 6 and 7 are an integral part of these condensed financial statements

                         WIRELESS XCESSORIES GROUP, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         Nine Months Ended September 30
                                                                         ------------------------------
                                                                             2004              2003
                                                                         ------------      ------------
OPERATING ACTIVITIES:
Net Income (Loss)                                                        $        665      $       (246)
Adjustments to reconcile net Income (loss) to cash
         provided by operating activities-
             Depreciation and amortization                                        245               368
             Provision for doubtful accounts                                      129               199
                 Issuance of Common Stock to Directors                             26                 9

Changes in assets and liabilities, net of effects from dispositions:

             Accounts receivable                                                 (339)             (672)
                 Inventories                                                      (89)              372
             Prepaid expenses and other assets                                    (90)               29
             Accounts payable and accrued expenses                                808               397
                                                                         ------------      ------------

Net cash provided by operating activities                                       1,355               456
                                                                         ------------      ------------

INVESTING ACTIVITIES:
Purchase of property and equipment                                               (256)             (121)
Principal payments on notes receivables                                           107               121
                                                                         ------------      ------------
Net cash (used in) investing activities                                          (149)             --
                                                                         ------------      ------------

FINANCING ACTIVITIES:
Net payments on borrowings                                                         (3)              (33)
Repurchase of company stock                                                      (375)              (37)
                                                                         ------------      ------------
Net cash (used in) financing activities                                          (378)              (70)
                                                                         ------------      ------------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                                        828               386

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  1,316               985
                                                                         ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        2,144             1,371
                                                                         ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for-
             Interest                                                    $          7      $          3
                                                                         ============      ============



SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION

             Non-Cash Issuance of Common Stock as Compensation           $         26      $          9
                                                                         ============      ============








 The accompanying notes on page 6 and 7 are an integral part of these condensed financial statements

                         WIRELESS XCESSORIES GROUP, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the management of Wireless Xcessories Group, Inc. ("Wireless Xcessories" or the "Company") without certified audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. All such adjustments are of a normal recurring nature. These condensed financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results for the full year. Certain prior year amounts have been reclassified to conform to current period presentations.

2. STOCKHOLDERS' EQUITY

As of September 30, 2004, the Company under a Stock buyback program authorized by its Board of Directors had repurchased 981,785 shares at an average approximate price of $.51 share, recorded at cost as Treasury Stock in the accompanying condensed consolidated balance sheet net of re-issuances as at September 30, 2004. The Company in accordance with earlier Board approval in August, 2004 has issued 40,000 shares of the Company's Common Stock to its non-employee directors for service on the Board and its various committees and includes a total of 10,000 shares each to the four current non-employee directors the Board of Directors during the September 2004 quarter approved an increase in the Company Stock buyback plan to a total of up to 1,250,000 shares at a cost not to exceed $1,000,000 through July 20, 2005. In addition, in August, 2004, the Company issued 10,000 shares of its Common Stock to management employees under its restrictive Stock Grant Program.

3. SEGMENT DISCLOSURE

The Company operates in one business segment, which distributes cellular telephone accessory products principally in North America. The Wireless Products Segment is headquartered in Huntingdon Valley, Pennsylvania and all revenue and essentially all long-lived assets were related to operations in the United States as of September 30, 2004 and during the periods presented.

4. EARNINGS PER SHARE

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." The calculation of basic and diluted earnings per share ("EPS") is reflected on the accompanying condensed Statement of Operations.

Options to purchase 216,500 and 272,152 shares were outstanding at September 30, 2004 and September 30, 2003, respectively, with exercise prices ranging $.28 to $4.44.

5. SIGNIFICANT ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our significant accounting policies are described in Note 1 of the Notes to the Condensed Financial Statements. The significant accounting policies that we believe are most critical to aid in fully understanding our reported financial results are the following:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The following table represents the Company's statement of income data expressed as a percentage of net sales for the respective periods:

                                                   Three Months Ended September       Nine Months Ended September 30
                                                    --------------------------          --------------------------
                                                      2004              2003              2004              2003
                                                    --------          --------          --------          --------
Net Sales                                              100.0%            100.0%            100.0%            100.0%
Cost of Sales                                           57.2              53.1              55.3              54.6
                                                    --------          --------          --------          --------
Gross Profit                                            42.8              46.9              44.7              45.4

Selling, General and administrative Expenses            36.7              41.9              38.8              48.4
Interest Expense (Income), net                          (0.2)             (0.0)             (0.2)              0.0
                                                    --------          --------          --------          --------
Net Income (Loss) before Income Tax                      6.3               5.0               6.1              (3.0)
Income Tax                                               0.0)              0.0               0.0               0.0
                                                    --------          --------          --------          --------
Net Income (Loss)                                        6.3%            5.0 %               6.1%             (3.0)%
                                                    ========          ========          ========          ========

MANAGEMENT DISCUSSION
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 2004 ("2004") COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003 ("2003").

Net sales increased by $.8 million or 24% from $3.3 million in 2003 to $4.1 million in 2004. The increase in sales is mainly attributable to the introduction of our industrial Strength product line in the December 2003 quarter, and development of a few higher volume customers, and to overall general improvement in handset sales throughout the Wireless industry. Additionally, the Company has significantly improved its competitive position due to the introduction of these product lines, expanded value added services offered to customers bolstered by a 25 person well trained and incentivized sales representative and Customer service department, expanded product selection, expanded marketing and overall pricing/value relationship offered to Customers. We have made significant progress in fostering the growth of new customers and highly compensate our sales force for their success in booking new business.

Gross profit increased by $.2 million from $1.5 million in 2003 to $1.7 million in 2004 and as a percentage of sales decreased from 46.9% to 42.8%. The fall off in percentage resulted from an expansion of lower margin brand name product sales, more aggressive pricing on overstocked and slower moving product earlier in the year to prevent bigger end of year markdowns and added air freight cost to bring in newer product timely and to fill anticipated increased customer fourth quarter demand:

Selling, general and administrative (SG&A) expenses increased by only $122,000 or 9 %, as compared to a sales increase of 24%. As a result, total SG&A expenses as a percentage of sales decreased from 41.9% in 2003 to 36.7% in 2004. This is a result of the Company's continuous cost cutting program and emphasis on improved employee productivity, which resulted in reductions in our number of employees and in several other general and administrative line items such as professional fees, bank fees, telephone costs, bad debts due to stringent collection procedures and various other administrative expenses.

Net interest (income) increased from a net of $1,000 in 2003 to net income of $8,000 in 2004. This is primarily due to interest earned on increased excess cash.

The Company's effective income tax rate in calculating a possible expense based on the net income for the third quarter in 2004 would have been 38% or a total approximate expense of $99,000. As result of a Company decision to provide an offsetting tax valuation allowance to cover the amount of the net deferred tax asset, the net benefit was reduced to $0. The Company has provided the tax allowance as a result of the uncertainty that the Company will generate sufficient income in the future to fully or partially realize the net deferred tax asset of approximately $1,265,000 at September 30, 2004 inclusive of the additional $99,000 added in this quarter. The income tax rate effective in both 2004 and in computation of a benefit in 2003 is the same 38% respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2004 ("2004") COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003 ("2003").

Net sales increased by $2.7 million or 31% from $8.5 million in 2003 to $11.1 million in 2004. The increase in sales continues to be mainly attributable to the introduction of our industrial Strength product line in the December 2003 quarter, development of a few higher volume customers, and to overall general improvement in handset sales throughout the Wireless industry. Additionally, the Company has significantly improved its competitive position due to the introduction of these product lines, expanded value added services offered to customers bolstered by a 25 person well trained and incentivized sales representative and Customer service department personnel, expanded product selection, expanded marketing and overall pricing/value relationship offered to Customers. We have made significant progress in fostering the growth of new customers and highly compensate our sales force for their success in booking new business.

Gross profit increased by $1.1 million from $3.9 million in 2003 to $5.0 million in 2004 and as a percentage of sales decreased 45.4% to 44.7%. The fall off in percentage resulted from an expansion of lower priced brand name product sales, more aggressive pricing on overstocked and slower moving product in the third quarter to prevent bigger end of year markdowns and added air freight cost to bring in newer product timely and to fill anticipated increased customer order demand.: offsetting these factors at least in part is:

     o Our Core Industrial Strength Product line, which carries higher margins and is subject to less competition than our standard product lines.

     o We continue to secure cost reductions and favorable pricing on many of our non-branded product obtained from the Far East

     o    We have been able to keep our customer base intact.

     o Closer monitoring and scrutinizing of Customer pricing and other incentives.

Selling, general, and administrative (SG&A) expenses increased by only $228,000 or 5.6%, as compared to a sales increase of 31.5%. As a result, total SG& A expenses as a percentage of sales decreased from 48.4% in 2003 to 38.8% in 2004. This is a result of the Company's continuous cost cutting program and emphasis on improved employee productivity, which resulted in reductions in our number of employees and in several other general and administrative line items such as professional fees, bank fees, telephone costs and various other administrative expenses.

The Company has achieved significant productivity improvements and cost increase far below our sales volume increases in warehouse labor due to continuing pre-packing of product in the Far East introduction of Radio Frequency guns and Bar Code technology and overall upgrade in management and worker capabilities.

Net interest (income) increased from $2,000 in 2003 to net income of $17,000 in 2004. This is primarily due to increased interest earned on its excess cash.

The Company's effective income tax rate in calculating a possible expense based on the net income for the nine months in 2004 would have been 38% or a total approximate expense of $252,000. As result of a Company decision to provide an offsetting tax valuation allowance to cover the amount of the net deferred tax asset, the net benefit was reduced to $0. The Company has provided the tax allowance as a result of the uncertainty that the Company will generate sufficient income in the future to fully or partially realize the net deferred tax asset of approximately $1,265,000 at September 30, 2004 inclusive of the additional $252,000 added in this quarter. The income tax rate effective in both 2004 and in computation of a benefit in 2003 is the same 38% respectively.

                        LIQUIDITY AND CAPITAL RESOURCES:

The Company's requirements for capital are to fund (I) sales growth, (ii) financing for possible acquisitions, (iii) repurchase of stock, and (iv) capital expenditures mainly related to business system and warehouse upgrades. The Company's primary sources of financing during the twelve months ended September 30, 2004 were cash flow from operations and reductions in Accounts Receivable, and principal and interest payments of Notes Receivable.

The Company's working capital as of September 30, 2004 and 2003 was $3,101,000 and $2,791,000, respectively. Net cash provided by operating activities for the nine months ended September 30, 2004 and 2003 were $1,355,000 and $456,000 respectively. In 2004, the Company provided $1,065,000 from operations from its net income of $665,000 as adjusted for non-cash items of depreciation and amortization of $245,000, bad debt provision of $129,000 and the issuance of $26,200 of common stock to its Directors and a key employee. Cash provided from changes in assets and liabilities of $290,000 resulted from an increase in accounts payable and accrued expenses of $808,000 offset in part by increases in accounts receivable, inventory and in prepaid expenses and other assets of $339,000, $89,000 and $90,000 respectively. The increase in accounts receivable was directly attributable to substantially higher customer billings in September 2004, compared to December 2003, offset in part by continued in improvement in customer collections.

In the nine months ended September 30, 2003, the Company provided cash from operations of $330,000 from its net loss of $246,000 as adjusted for non-cash items of depreciation and amortization of $368,000 and a bad debt provision of $199,000 and $9,000 for issuance of common stock to Directors. Cash provided from changes in assets and liabilities totaled $126,000 resulting from net decreases in inventory of $372,000 and an increase in accounts payable and accrued expenses of $397,000 and an increase in prepaid expense and other assets of $29,000 offset in part by an increase in accounts receivable of $672,000.

Net cash used in investing activities for the nine months ended September 30, 2004 was $149,000 resulting from the purchase of property and equipment of $256,000 (Principally new Radio Frequency guns and software related to enhancements to our business system and computer equipment and peripherals, warehouse equipment including labor saving trash and carton compactors, and a new telephone system) offset in part by $107,000 of principal note receivable payments.

Cash used in financing activities for the nine months ended September 30, 2004 was $378,000 resulting from the repurchase of company stock of $375,000 and in net reductions in capital leases of $3,000.

The Company estimates that it will incur capital expenditures of approximately $125,000 during the twelve months ended September 30, 2005, principally for business, warehouse and telephone system upgrades.

Based upon its present plans, management believes that operating cash flow, available cash and available credit resources will be adequate to meet the working capital cash and capital expenditure needs of the Company during the twelve months ending September 30, 2005.

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


GRAPHS

Total Revenue - Quarterly
Dollars in Millions

          3.253   2.378   2.809   3.279   3.003   3.151   3.905   4.075
         --------------------------------------------------------------
QTR         4       1       2       3       4       1       2       3
 FY        02      03      03      03      03      04      04      04


Gross Profit - Quarterly
Dollars in Millions

          1.356   1.109   1.290   1.538   1.419   1.461   1.765   1.746
         --------------------------------------------------------------
QTR         4       1       2       3       4       1       2       3
 FY        02      03      03      03      03      04      04      04


Operating Cash Flow - Quarterly
Dollars in Thousands

          469     368     319    -231      31     263     473     619
         --------------------------------------------------------------
QTR         4       1       2       3       4       1       2       3
 FY        02      03      03      03      03      04      04      04

Earnings Per Share - Quarterly
Dollars

         -.05    -.08       0     .03     .02     .01     .07     .06
         --------------------------------------------------------------
QTR         4       1       2       3       4       1       2       3
 FY        02      03      03      03      03      04      04      04

ITEM THREE- CONTROLS AND PROCEDURES

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

As of November 1, 2004 we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective.

                          CHANGES IN INTERNAL CONTROLS

There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.



PART 11. COMPANY HISTORY
------------------------
ITEM 1 - NARRATIVE,
-------------------

OVERVIEW & HISTORY
------------------

Wireless Xcessories Group is a leading provider of accessories to dealers, distributors, retailers, agents and airtime carriers throughout the United States and Canada. We have created a variety of product lines, totaling over 3,000 items designed to appeal to the widest possible spectrum of wholesale buyers.

In addition to our products, we support our customers with a wide assortment of Value Added services, including customized retail packaging, displays, posters, marketing, and sales training materials, and free e-commerce websites.

Our corporation was formed in 1988, as Advanced Fox Antenna, and our product line increased steadily as handheld cell phones grew in popularity. As part of an IPO in April 1996, Advanced Fox Antenna, along with two battery related companies were acquired by the parent company Batteries Batteries, Inc. Between 1997 and 2001 we sold off or otherwise divested ourselves of the battery companies' businesses, merged a similar cell phone accessory company into our main operation and changed our name to Wireless Xcessories Group. We have, since then, focused on our core strengths. We consider ourselves to be the largest distributor of accessories to independent wireless dealers in the Unites States. Our website address is Wirexgroup.com

PRODUCTS & SERVICES
-------------------

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

These Services Are Offered Free of Charge:
------------------------------------------
    |X|     Airtime carrier phone and accessories compatible charts
    |X|     E-Mail blast management programs
    |X|     Customized retail packaging
    |X|     Sales training materials
    |X|     In store displays and posters
    |X|     Private Label E-commerce websites that allow customers to offer our full product line to their end users

Also in 2004, we introduced an on-line ordering option to our customers which permits them to view our current inventory along with our next receive date if an item is out of stock.

CUSTOMERS
---------

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

BUSINESS MODEL
--------------

We have developed a product line wide enough to offer "one-stop shopping" convenience to all categories of resellers.

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

MANAGEMENT DISCUSSION OF FACTORS THAT HAVE AFFECTED OUR SALES GROWTH:
---------------------------------------------------------------------

     A) During the fourth quarter of 2003 we introduced a new line of rugged accessories, which we called Industrial Strength. These accessories are designed to appeal primarily to Nextel dealers. This line has received an enthusiastic reception and is being continually expanded to include Handsets promoted by other major airtime carriers.

     B) In 2003 we began providing accessories to a major Unites States distributor that involves our supplying more than 300 items for their dealers and airtime carrier accounts.

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

EMPLOYEES
---------

Wireless Xcessories Group employs approximately 70 full time and 5-10 temporary workers divided into accounting, sales, customer services, marketing, purchasing/product development, MIS, quality control, and warehouse picking and packing. Our 8-person management team has been with the company from 2-15 years, with most managers having 5-10 years experience.

All members of our management team receive restricted stock grants tied to an agreement not to compete and have incentive to remain with the company for at least 5 years as a result of the vesting provisions of the stock grants.

No employee is covered by collective bargaining and we consider our employee relations to be excellent.

COMPETITION
-----------

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

INTELLECTUAL PROPERTY
---------------------

We seek to protect our intellectual property through a combination of trademarks, service marks, and confidentiality agreements, non-compete agreements, and patent protection when appropriate.

We maintain a number of registered trade names and registered trademarks, including Industrial Strength(R), IndustrialStrength.com(R),
Platinumaccessories.com and WireXGroup.com.

As our product development initiatives bear fruit we intend to seek protection for the patentable technology we create.

PROPERTIES AND FACILITIES
-------------------------

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

LEGAL PROCEEDINGS
-----------------

Lawsuits and claims are filed against us from time to time in the ordinary course of business. We do not believe that any lawsuits or claims currently pending against our company are material or will have a material adverse affect on our financial condition.

INDUSTRY RISK FACTORS THAT COULD AFFECT OUR PERFORMANCE
-------------------------------------------------------

     A) General economic conditions deteriorate, thereby reducing the demand for handsets and accessories.

     B) Manufacturers reduce the number of new handset introductions, thereby reducing our competitive advantage of speed to market new accessories.

COMPANY SPECIFIC RISKS
----------------------

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


                                    PART II1
                                OTHER INFORMATION

Submission of Matters to a vote of Security Holders
---------------------------------------------------

At the Annual Meeting of shareholders held on June 23, 2004, pursuant to the Notice of Annual Meeting of Stockholders dated May 21, 2004 the following actions were taken:

Proposal No 1: Election of Directors.

The following individuals were elected as Directors:

        Name                                For                Against
        ----                                ---                -------
Stephen Rade                             4,274,636             630,923
Christopher McConnell                    4,515,059             390,500
Bradley T. McDonald                      4,274,636             630,923
Allan Kalish                             4,515,059             390,500
Christopher C.  Cole                     4,274,636             630,923


No other matters were submitted to a vote of the Company's stockholders during the third quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

Proposal No 2: Proposal to ratify the appointment by our Board of Directors of Bagell, Josephs & Company, L.L.C the Company's independent auditors for the fiscal year ending December 31, 2004.

For: 4,716,577   Against: 185,082   Abstained 3,900

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

          31.1 Certification of Principal Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities and Exchange Act of 1934
          31.2 Certification of Principal Financial Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities and Exchange Act of 1934
          32.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes -Oxley Acts of 2002
          32.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes -Oxley Acts of 2002

        (b) Reports on Form 8-K
            None




SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   By:  /s/ Stephen Rade
                                                   -----------------------------
         Date: November 9, 2004                    Stephen Rade
                                                   Chief Executive Officer


                                                   By:  /s/ Ronald E. Badke
                                                   -----------------------------
         Date: November 9, 2004                    Ronald E. Badke
                                                   Chief Financial Officer