Form 10KSB
period 2004-12-31
WIRELESS XCESSORIES GROUP INC
filed 2005-02-28
CIK 1005504

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

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the fiscal year ended December 31, 2004.

                                       or

[_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the transition period from _____________ to _____________.


                           COMMISSION FILE NO. 0-27996

                         WIRELESS XCESSORIES GROUP, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                          13-3835420
           --------                                          ----------
State or other jurisdiction of                             I.R.S. Employer
 incorporation or organization                          Identification Number)

               1840 County Line Road, Huntingdon Valley, PA 19006
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including Area Code: (215) 322-4600

        Securities registered pursuant to section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.001 Per Share

                                 Title of Class
                                Over the Counter
                                 Bulletin Board
                              ---------------------
Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-KSB is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the act). Yes |_| No |X|

The number of issued and outstanding shares of the Registrant's Common Stock net of Treasury Stock , par value $.001 per share, on February 15, 2005 was 4,458,195. The aggregate market value of the voting stock held by non-affiliates of the Registrant (computed by reference to the closing price of such stock on Over the Counter Market on February 15, 2005 of $ 3.00 was approximately $8,953,884.
================================================================================

                                     PART I

ITEM 1. BUSINESS

ITEM 1 - NARRATIVE
------------------

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

In 2004 we created a product design and development division and produced a series of cases, vehicle power adapters, hands free headsets, and a line of accessories for popular PDA'S such as Treo and Blackberry. Our current projects involve a series of Blue Tooth hands free accessories. The mission of our product development department is to design and create accessories with exclusive styling and functionality. We offer these items to phone manufacturers and major distributors under our name or as a private labeled product.

The close working relationship with our Chinese factories also allows us to replicate the most popular accessories appearing on the world market at costs 30-40% below their current wholesale pricing.

In the fourth quarter of 2004 and in early 2005 we added new product lines such as Apple-IPod Accessories, Entertainment Accessories such as headsets and chargers for MP3 Players, and became a National Distributor for a new line of phones manufactured by Hop-on MP3.

The majority of our products are manufactured in China, Hong Kong and Taiwan. In addition, we also act as a master distributor for well-known brand name products such as Plantronics, Body Glove, and Nextel.

Our product lines are sold along with comprehensive sales and marketing programs, and a series of value added products designed to separate and distinguish us in the minds of wireless resellers.

These Services Are Offered Free of Charge:
------------------------------------------

    o     Airtime carrier phone and accessories compatible charts
    o     E-Mail blast management programs
    o     Customized retail packaging
    o     Sales training materials
    o     In store displays and posters
    o Private Label E-commerce websites that allow customers to offer our full product line to their end users

Also in 2004, we introduced an on-line ordering option to our customers which permits them to view our current inventory along with our next receive date if an item is out of stock.

CUSTOMERS
---------

Our customer base consists of more than 2,500 independent dealers from a one-location mall kiosk to multi-store retail franchisers covering 250 locations and more. In addition, we sell to some of the largest distributors of cell phones, computers, and infrastructure products. These distributors in turn resell to airtime carriers, mass retailers, and prepaid phone distributors. We have one customer who accounted for 18.4% of our 2004 sales and no other customer accounted for 5% or more of our sales.

About 25% of our customers either repackage our products for resale through their resale channels or ask us to provide custom packaging as part of our value added services.

BUSINESS MODEL
--------------

With our recent introduction of entertainment accessories, Blackberry and smartphone accessories plus a new line of phones, we have the widest product line in America and are truly a "One stop shopping source" for all types of wireless resellers.

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

MANAGEMENT DISCUSSION OF FACTORS THAT HAVE AFFECTED OUR SALES GROWTH:
---------------------------------------------------------------------

     A) During the fourth quarter of 2003 we introduced a new line of rugged accessories, which we named Industrial Strength. This line has received an enthusiastic reception and is an important factor in our sales growth.

     B) Early in 2004 we introduced a value-added catalog that shows our customers and prospects all of the free services that are available to grow their business. To our knowledge, we are the only organization that offers this variety and depth of market and sales assistance.

     C) In the third quarter of 2004, we introduced The Platinum Collection of accessories which have features and benefits equal or superior to higher priced OEM accessories.

     D) In 2004 we realigned our sales force and our sales compensation plan to incentivize and reward the sales people who grow their business.

     E) In early, 2005 we have introduced handsets to supplement our numerous product offerings. Also, in 2005, we introduced an extensive line of accessories for Apple IPods, Mp3 players, as well as a 300 item line of OEM Accessories.

     F) We continue to introduce new products and product lines so that there is always something new to offer customers and prospects.

EMPLOYEES
---------

Wireless Xcessories Group employs approximately 80 full time workers divided into accounting, sales, customer services, marketing, purchasing/product development, MIS, quality control, and warehouse picking and packing. Our 8-person management team has been with the company from 2-15 years, with most managers having 5-10 years experience.

Most members of our management team receive restricted stock grants tied to an agreement not to compete and have incentive to remain with the company for at least 5 years as a result of the vesting provisions of the stock grants.

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

The continual introduction of new phone models combined with popularity changes that can be measured in weeks and months have caused some of the larger distributors to seek out accessory specialists like Wireless Xcessories Group, Inc. to manage the selection, packaging and sourcing of their accessory programs.

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

PROPERTIES AND FACILITIES
-------------------------

We lease a total of close to 65,100 square feet of warehouse space in Huntingdon Valley, Pa., which we have occupied since 2001.

Our facility is divided into 13,100 square feet of office and administrative space and 52,000 square feet of warehouse pick, pack, and quality control facilities.

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

INDUSTRY RISK FACTORS THAT COULD AFFECT OUR PERFORMANCE
-------------------------------------------------------

     A) General economic conditions deteriorate, thereby reducing the demand for phones and accessories.

     B) Manufacturers reduce the number of new phone introductions, thereby reducing our competitive advantage of speed to market new accessories.

FACTORS AFFECTING FUTURE OPERATING RESULTS
------------------------------------------

The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information.

We wish to take advantage of the "safe harbor" provisions of the Act and are including this section in our Annual Report on Form 10-KSB in order to do so. Forward-looking statements also appear in other sections of this report. Statements that are not historical facts, including statements about management's expectations for fiscal year 2005 and beyond, are forward-looking statements and involve various risks and uncertainties. Factors that could cause the actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

WE MAY NOT SUCCESSFULLY OFFER ATTRACTIVE MERCHANDISE TO OUR CUSTOMERS.
----------------------------------------------------------------------

In order to meet our strategic goals, we must successfully locate and offer our customers new, innovative and high quality products. Our product offerings must be affordable, useful to the customer, well made, distinctive in design, and not widely available from other sources. We cannot predict with certainty that we will successfully offer products that meet these requirements in the future.

WE DEPEND ON OUR VENDORS.
-------------------------

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

WE FACE CERTAIN RISKS RELATING TO CUSTOMER SERVICE.
---------------------------------------------------

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

WE EXPERIENCE INTENSE COMPETITION IN OUR MARKETS.
------------------------------------------------

We operate in a highly competitive environment. We principally compete with a variety of small distributors of cellular phone accessories that focus on a particular segment of the market, as well as a few single large distributors that offer a broad range of such products.

WE ARE DEPENDENT ON CERTAIN KEY PERSONNEL.
-----------------------------------------

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

ITEM 2. PROPERTIES

All of our real properties are held under leases. The following table provides certain information concerning our leased properties:

                                                       APPROXIMATE      LEASE
                                                           AREA       EXPIRATION
OPERATION        NATURE          LOCATION                (SQ.FT.)        DATE
---------        ------          --------                --------        ----
Main Facility    Warehouse and   Huntingdon Valley, PA     52,000       3/31/09
                 Office                                    13,100       3/31/09

In March 2004 the above lease for both office and warehouse was extended to March 31,2009. As part of the lease extension the Company has the right to relinquish approximately 15,000 feet of warehouse space without further obligation to the Company upon giving the landlord six months prior notice of its intention to vacate.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on June 23, 2004. The following are results of the voting on the proposals submitted to the stockholders at the annual meeting:

Proposal No. 1: Election of Directors.

The following individuals were elected as directors:

          NAME                          FOR         AGAINST
          ----                          ---         -------
Christopher F. McConnell             4,515,059      390,500
Stephen Rade                         4,274,636      630,923
Bradley T. MacDonald                 4,274,636      630,923
Allan Kalish                         4,515,059      390,500
Christopher C. Cole                  4,274,636      630,923

There were no broker non-votes or abstentions or votes withheld with respect to this proposal.

Proposal No.2: Proposal to ratify the appointment by our Board of Directors of Bagell, Josephs & Company LLC as the Company's independent auditors for the fiscal year ending December 31, 2004.

FOR:            4,716,577
AGAINST:          185,082
ABSTAIN:            3,900

The proposal passed by a majority of the vote's casts as dictated by our by-laws. There were no broker non-votes or votes withheld with respect to this proposal.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

The Company trades its Common Stock under the symbol "WIRX" on the Over the Counter Bulletin Board ("OTC").
The following tables set forth the range of high and low closing prices for the quarters indicated for the Common Stock on the NMS as reported by NMS for calendar year 2004 and 2003 on the OTC.

                             COMMON STOCK

2003                       HIGH          LOW
----                       ----          ---
FIRST QUARTER              0.30         0.12
SECOND QUARTER             0.35         0.22
THIRD QUARTER              0.40         0.15
FOURTH QUARTER             0.44         0.22


2004

FIRST QUARTER              0.53         0.37
SECOND QUARTER             0.65         0.35
THIRD QUARTER              1.75         0.54
FOURTH QUARTER             2.40         1.40

The OTC prices reflect inter-dealer quotations, without retail mark-ups, markdowns or other fees or commissions, and may not necessarily represent actual transactions.

There were 75 record holders of the Company's Common Stock as of February 15, 2005. A substantially larger number of beneficial owners hold such shares of Common Stock in depository or nominee form. No dividends have been paid on the outstanding shares of Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

INTRODUCTION

The following table sets forth the selected financial data for Wireless Xcessories Group, Inc. This information should be read in conjunction with the Consolidated Financial Statements and Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" that appear elsewhere in this document.

The Selected Financial Data have been derived from the consolidated financial results for the year ended December 31, 2004 and 2003 audited by Bagell, Josephs & Company, L.L.C, respectively, appear only in this section.

                             SELECTED FINANCIAL DATA
                         FISCAL YEAR ENDED DECEMBER 31,

                                              2004               2003
                                           ----------         ----------
                                         ($ IN THOUSANDS, EXCEPT SHARE AND
                                                  PER SHARE DATA)

INCOME STATEMENT DATA:

NET SALES                                  $   15,307         $   11,469
COST OF SALES                                   8,478              6,204
                                           ----------         ----------

GROSS PROFIT                                    6,829              5,265
                                           ----------         ----------

SELLING, GENERAL &
ADMINISTRATIVE EXPENSES                         5,920              5,436
(OTHER INCOME) EXPENSE
(GAIN) FROM DISPOSITION OF PROPERTY               (32)              --
(GAIN) ON SALE OF INVESTMENTS                     (50)
(INTEREST INCOME)                                 (23)               (22)
INTEREST EXPENSE                                    5                 15
                                           ----------         ----------
NET INCOME (LOSS) BEFORE INCOME
TAXES                                           1,009               (164)
INCOME TAX EXPENSE (BENEFIT)                        0                  0
                                           ----------         ----------

NET INCOME (LOSS)                               1,009               (164)
                                           ==========         ==========

NET EARNINGS (LOSS) PER SHARE OF
COMMON STOCK (BASIC AND DILUTED)           $     0.21         $    (0.03)
                                           ==========         ==========

BALANCE SHEET DATA:
                                                 AS OF DECEMBER 31,
                                                 ------------------
                                              2004               2003
                                           ----------         ----------
WORKING CAPITAL                            $    3,568         $    2,791
TOTAL ASSETS                                    5,299              4,342
LONG TERM DEBT                                   --                    2
STOCKHOLDERS' EQUITY                            4,052              3,358


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year Ended December 31, 2004 ("2004") Compared to Year Ended December 31, 2003 ("2003")

Net sales increased by 33% or $3.8 million from $11.5 million in 2003 to $15.3 million in 2004. The increase in sales is mainly attributable to the major expansion of our products and product lines which was triggered by the introduction of our highly successful industrial strength line in the fall of 2003 and to the development of a few higher volume customers, and the overall general improvement in handset sales throughout the Industry. Additionally, we expanded our branded and OEM product offerings during the year and introduced our platinum line in September of 2004. The Company feels that it has significantly improved its competitive position through these new product introductions, expanded value added services offered to its Customers, professional web site offered free of charge to our customers, on line ordering, and comprehensive marketing and mailing packages including 3 separate catalogs bolstered by a 26 person well trained and incentivised sales representative and Customer Service department.

Gross profit increased by $1.5 million or 29.7% from $5.3 million in 2003 to $6.8 million in 2004, but as a percentage of sales decreased from 45.9% to 44.6%. The fall off in gross profit percentage resulted from the growth of lower margin branded and OEM product sales used as an inducement to bring in new customers and added fright cost needed to bring in newer product timely and to fill the continued increase in customer order demand. Offsetting these factors at least in part are the following factors:

     o Reductions in charges to earnings to provide for obsolete and slower moving inventory due primarily to enhanced controls over quantities of new product purchased, and faster identification and promotion of overstocked and slow moving product

     o Our Core Industrial Strength product Line, which carries higher margins and is subject to less competitive pricing pressures than our standard product lines.

     o Closer monitoring and scrutinization of Customer pricing and other incentives.

Selling, general and administrative ("SG&A") expenses increased by 8.9% or $.5 million, from $5.4 million in 2003 to $5.9 million in 2004, and as a percentage of sales decreased from 47.4% in 2003 to 38.7% in 2004. The reduction in expense was a mainly a result of the Company's continuous cost cutting program and emphasis on improved employee productivity. This resulted in significant improvement in our overall salary and salary related expense during the year as a percentage of sales and major cuts in other general and administrative expenses such as corporate related expenses, professional fees, bank fees, telephone, and etc as almost every expense lines were scrutinized. In particular, warehouse labor and related expense reduced at a rate substantially in excess of the sales decline percentage for the year due to continuing pre-packaging of product by our Far East vendors at lower overall costs, introduction of Radio Frequency Guns and Bar Code technology and an overall upgrade over the year in management worker stability and capabilities.

Interest income increased from $22,094 in 2003 to a net interest income of $22,803 in 2004 due primarily to changing interest rates and constant between different instruments..

The Company's effective income tax rate in calculating an expense on the net income on 2004 would have been 38% or a total expense of $280,774. As of December 31, 2004, the Company has a tax allowance of $1,148,058 inclusive of $280,774 of tax expense attributable to 2004 that was applied against the allowance. Our effective income tax rate in both 2004 and 2003 is 38%.

NEW ACCOUNTING STANDARDS

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

In determining the adequacy of the reserve for inventory obsolescence, we consider a number of factors including the aging of the inventory, individual product weeks on hand and reaction to promotions and markdowns, recent sales trends, availability of the product in the market, industry market conditions and overall economic conditions. Actual amounts could differ significantly from our estimates. In assessing the realizability of deferred income tax assets, we consider whether it is more likely than not that the deferred income assets will be realized through the future generation of taxable income. Inventories -- Inventories, which consist solely of finished goods, are carried at the lower of cost, determined on a first-in, first-out basis (FIFO), or market value.

Revenue Recognition -- Revenue is recognized at the time of shipment. Revenue related to the web site vendor agreements at AccessorySolutions.com, Inc. are recognized ratably over the related contract period.

LIQUIDITY AND CAPITAL RESOURCES

Our requirement for capital is to fund (i) sales growth and (ii) financing for possible acquisitions (iii) Re purchase of the Company's Common Stock, and (iv) capital expenditures mainly related to business system upgrades. Our primary sources of financing during 2004 and 2003 were cash flow from operations, reduction in net assets (particularly inventory and accounts receivable and principal payments of Notes Receivable related to the disposition of its discontinued operations (Battery Network and Tauber).

Our working capital as of December 31, 2004 and 2003 was $3,567,918 and $2,790,859, respectively. Net cash provided by operating activities for the years ended December 31, 2004 and 2003 was $ 1,065,732 and $487,490,
respectively. In 2004, we showed cash from operations of $1,516,329 from our net income of $1,008,416 as adjusted for non-cash items of depreciation and amortization of $336,914, bad debt provision of $110,368 and Common Stock issued to directors, officers and employees of $60,631.

Changes in assets and liabilities in 2004 resulted in a net use of $450,596 from increases in Accounts Receivable, Inventory and Prepaid expenses and other Assets of $511,094, $121,459 and $85,082, respectively, offset in part by a decrease in Accounts payable and accrued expenses of $267,039. In 2003, we showed cash from operations of $572,740 from our net loss of $164,043 as adjusted for non-cash items of depreciation and amortization of $485,363, bad debt provision of $231,820 and $19,000 of Common Stock issued to directors, Changes in assets and liabilities in 2003 resulted in a net use of $85,250 from a decrease in Accounts payable and accrued expenses of $191,389 and an increase in Inventory of $56,703 offset in part, by deceases in Accounts Receivable and Prepaid expenses and other Assets of $46,696 and $116,146, respectively.

Our overall combined reduction in accounts receivable covering 2003 and 2004 was mostly attributable to tighter credit policies including the increased use of Cash on Delivery and immediate customer credit payments on selected newer and less credit worthy accounts, coupled with more stringent collection procedures.

Net cash used in investing activities in 2004 of $95,639 resulted from capital expenditures of $256,829 offset in part by the collection of $161,190 of principal payments related to the sale of discontinued operations. The bulk of

Capital Expenditures in 2004 was for a new telephone system, completion of Radio Frequency technology in the warehouse, upgrades to our business system including continued improvements to our website and on-line ordering capabilities and warehouse efficiency improvements including automating cardboard compacting systems and facility improvements,

Net cash used in investing activities in 2003 of $85,462 resulted from capital expenditures of $228,608 offset in part by principal payments of $143,146 relating to the sale of discontinued operations. The bulk of Capital Expenditures in 2003 was for the purchase and installation of a new business system, upgrades to the Company website and on-line ordering capabilities, introduction of Radio frequency technology in our warehousing operation, and upgrades to selected user hardware (Computers and printers).

Cash used in financing activities in 2004 of $379,327 was due to the cost of reacquiring Company Stock of $375,053 and net payments of capital lease obligations of $4,274.

Cash used in financing activities for the twelve months ended December 31, 2003 totaling $70,951 was due to the cost of reacquiring Company Stock of $37,135 and net payments of capital lease obligations of $33,816.

Based upon its present plans, management believes that operating cash flow, and available cash will be adequate to finance the stock repurchase program, to meet the working capital cash needs of the Company and to meet anticipated capital expenditure needs during the 12 months ending December 31, 2005. Although we would like to issue shares of Common Stock as our primary method of financing acquisitions, we anticipate that additional funds may be required to successfully implement any acquisition program, and will use various methods to finance acquisitions, including raising new equity capital. There is no guarantee that such equity or debt financing will be available to us in the future.

COMMITMENT:

We lease warehouse and administrative office space and copy machines with non-cancelable operating lease agreements, which expire at various dates. Certain leases for warehouse and other space contain rental escalation clauses based on the Consumer Price Index. Future minimum lease payments including base rent, common area charges, and lease required real estate tax charges non-cancelable operating leases for the year ending December 31, 2004 are as follows:

      2005                    $    448,911
      2006                         436,411
      2007                         444,062
      2008                         480,618
      thereafter                   161,494
                              ------------
      Total                   $  1,971,496
                              ============

During 2000, we entered into certain capital leases for warehouse equipment. Total future remaining lease payments under these lease obligations are $1,979 due in 2005.

SEASONALITY AND INFLATION:

In fiscal years 2004 and 2003 the Company did approximately 54% and 55%, respectively, of its sales in the second half of the year. This reflected the more traditional pick up of additional business in the months preceding the December Holiday season.

The impact of inflation on our operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operating results.

GRAPHS

Total Revenue - Quarterly
Dollars in Millions

          2.378   2.809   3.279   3.003   3.151   3.905   4.075   4.176
         --------------------------------------------------------------
QTR         1       2       3       4       1       2       3       4
 FY        03      03      03      03      04      04      04      04


Gross Profit - Quarterly
Dollars in Millions

          1.109   1.290   1.538   1.419   1.461   1.765   1.746   1.846
         --------------------------------------------------------------
QTR         1       2       3       4       1       2       3       4
 FY        03      03      03      03      04      04      04      04


Operating Cash Flow - Quarterly
Dollars in Thousands

          368     319    -231      31     263     473     619    -290
         --------------------------------------------------------------
QTR         1       2       3       4       1       2       3       4
 FY        03      03      03      03      04      04      04      04

Earnings Per Share - Quarterly
Dollars

         -.08       0     .03     .02     .01     .07     .06     .07
         --------------------------------------------------------------
QTR         1       2       3       4       1       2       3       4
 FY        03      03      03      03      04      04      04      04

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - The Company did not have any interest rate risk at December 31, 2004, as there was no outstanding debt owed by the Company other fixed interest capital lease obligations.

Foreign Currency Risk - We do not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements with international customers and suppliers are denominated in U.S. dollars. We purchase approximately 70% of our products from manufacturers located overseas, principally in the Far East. The depreciation of the U.S. dollar against the major Asian currencies could, therefore, cause an increase in the cost of our products and adversely affect our results of operations or financial condition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

As of December 31, 2004 and 2003 there are no changes in or disagreements with Bagell, Josephs & Company LLC on accounting or financial disclosures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth as of February 15, 2005, the name of each of our directors and executive officers, his principal occupation and the nature of all positions and offices with us held by him. Our directors will hold office until the next Annual Meeting of Stockholders.

                                                                         FIRST
                                                                         BECAME
NAME                        AGE  OFFICE                                 DIRECTOR
-----                       ---  -------                                --------

Stephen Rade                67   President, Chief Executive               1996
                                 Officer and Chairman of the Board
Christopher F. McConnell    51   Director                                 1998
Ronald E. Badke             59   Chief Financial Officer and Secretary    1995
Allan Kalish                79   Director                                 1998
Christopher C. Cole         49   Director                                 2000
Bradley T. MacDonald        57   Director                                 1999

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

Mr. MacDonald was elected a director in March 1999. He is also Chairman of the Board and Chief Executive Officer of Medifast, Inc (MDFT.OB), a position he has held since January 1998. Prior thereto, he was appointed as Program Director of the U.S. Olympic Coin Program of the Atlanta Centennial Olympic Games. From 1991 through 1994, Mr. MacDonald returned to active duty to be Deputy Director and Chief Financial Officer of the Retail, Food and Hospitality and Recreation Business for the United States Marine Corps. Prior thereto, Mr. MacDonald served as Chief Operating Officer of the Bonnie Sunglass Company, President of Pennsylvania Optical Co., Chairman and CEO of Mac Donald and Associates' which had major financial interests in a retail drug, consumer candy, and pilot sunglass companies. Mr. Mac Donald was national president of the Marine Corps Reserve Officer Association and retired from the United States Marine Corps as a Colonel in 1997, after 27 years of service.

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

To the best of our knowledge, based solely on a review of the copies of such reports furnished to us and written representations with respect to the year ended December 31, 2004, our officers, directors and greater than ten percent shareholders were in compliance with all applicable Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth for the years ended December 31, 2004, 2003, and 2002;
the compensation for services rendered in all capacities to the Company and subsidiaries by the Chief Executive Officer, the Company's other executive officer and key management personnel for the year ended December 31, 2004.

                           SUMMARY COMPENSATION TABLE
                           --------------------------
NAME AND PRINCIPAL POSITION                YEAR         SALARY
---------------------------                ----         ------
Stephen Rade                               2004        $240,692
Chief Executive Officer                    2003         192,808
President and Chairman of the Board        2002         198,000

Ronald E. Badke                            2004        $128,308
Chief Financial Officer and                2003         133,212
Secretary                                  2002         146,000

Susan Rade                                 2004        $185,870
Vice President                             2003         192,657
Sales Account manager                      2002         229,047

Dawn Kenderdine                            2004        $123,023
New Business Development Manager           2003         103,897
Purchasing Director                        2002         113,260

EMPLOYMENT AGREEMENTS

In January, 2005, the Company entered into an employment agreement with its Chairman of the Board and Chief Executive Officer, Stephen Rade commencing on January 1, 2005 and expiring on December 31, 2006. The agreement calls for an annual salary of $250,000 and an annual bonus of $50,000 predicated on Mr. Rade achieving certain financial targets. The agreement also provides that Mr. Rade can receive 5% of the value of any acquisitions under conditions stipulated in the contract. Prior employment agreements with each of Messrs. Rade, and Badke terminated on April 1998 and March 1999, respectively.

COMPENSATION OF DIRECTORS:

We instituted the payment of fees for attendance at Board and related committee meetings in late 2003. Each director will be paid $1,000 for each regular Board Meeting and $500 for each Committee meeting attended. We also reimburse those directors who are not employees of the Company for their expenses incurred, if any, in attending meetings.

In 2005, the Directors will be paid a flat $2,500 for attendance at Board meetings and committee meetings for the year. In addition, in 2005, each Director will receive a grant of shares of the Company's Common Stock totaling a fair market value at grant date not to exceed $5,000.

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

No option shares were granted to any Director under this plan in either 2003 or 2004.

In June 2002, the Board approved the issuance of 40,000 shares of the Company's Common Stock to its non-employee directors for service on the Board and it's various committees. The stock was issued in late April 2003 and includes a total of 10,000 shares each to Christopher McConnell, Christopher Cole, Bradley MacDonald and Alan Kalish, respectively.
In June 2004, the Board approved the issuance of 40,000 shares of the Company's Common Stock to its non-employee directors for service on the Board and its various committees. The stock was issued in the third quarter of 2004 with a total of 10,000 shares each going to Christopher McConnell, Christopher Cole, Bradley MacDonald and Alan Kalish, respectively.

STOCK OPTIONS

Under the Company's 1995 Stock Option Plan (the "Plan"), the Company's board of directors or a stock option committee appointed by the board may grant stock options to officers, key employees, directors, and independent consultants of the Company. Currently, 1,000,000 shares of the Company's common stock are reserved for issuance under the Plan.

The following table sets forth the details of the options held at the end of the year December 31, 2004 by the executive officers set forth in the Summary Compensation Table. Mr. Rade and Mr. Badke were not granted options under the Plan during the year 2004.

                          FISCAL YEAR END OPTION VALUES

                           NUMBER OF SHARES UNDERLYING
                          UNEXERCISED OPTIONS AT FISCAL
                                  YEAR END (1)
                        ---------------------------------
NAME                             EXERCISABLE        UNEXERCISABLE
----                             -----------        -------------
Ronald E. Badke                       20,000                   --

(1) The exercise price of all outstanding options at December 31, 2004 was no greater than the market value of the shares covered by those options.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth certain information as of February 15, 2005, as supplied to the Company, regarding the beneficial ownership of the Common Stock by all persons known to the Company who own more than 5% of the outstanding shares of the Company's Common Stock, each director of the Company, each executive officer of the Company named in the Summary Compensation Table included elsewhere in this report and all executive officers and directors as a group. Unless otherwise indicated, based on information provided to the Company by the directors, executive officers and principal shareholders, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

NAME*                                  NUMBER OF SHARES
                                      BENEFICIALLY OWED (1)       PERCENTAGE (2)
                                      ---------------------       --------------
Christopher F. McConnell (3)                 221,067                  5.0%
Stephen Rade                               1,198,000                 26.9%
Ronald E. Badke (4)                           24,800                   -- **
Christopher C. Cole (5)                       95,000                  2.1%
Allan Kalish (6)                              66,500                  1.2%
Bradley T. MacDonald (7)                      53,000                   -- **
Directors and Officers as a group          1,658,367                 37.2%
(6 persons)(7)

*The business address of each shareholder named in this table, is Wireless Xcessories Group, Inc., 1840 County Line Road, Huntingdon Valley, PA 19006. **Less than 1%.

(1) For purposes of this table, a person or group is deemed to have "beneficial ownership" of any shares, which such person has the right to acquire within 60 days.

(2) Percentage ownership is based on 4,458,195 shares of Common Stock outstanding net of Treasury Stock on February 15, 2005. For purposes of computing the percentage of outstanding shares held by each such person or group of persons named above, any security which such person or group of persons has the right to acquire within 60 days is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3) Includes exercisable options to purchase 45,000 shares.

(4) Includes exercisable options to purchase 20,000 shares and 4,800 vested common stock shares under the Company's restricted stock program.

(5) Includes exercisable options to purchase 42,000 shares.

(6) Includes exercisable options to purchase 39,000 shares.

(7) Includes exercisable options to purchase 146,000 shares .

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We employ Susan Rade, wife of Stephen Rade, current CEO, as the highest volume sales person with certain administrative functions. In this role, Mrs. Rade earns the bulk of her compensation as part of our sales incentive commission programs earning $185,869 and $192,657 in the twelve months December 31, 2004 and 2003, respectively, including draws, commission and a $36,000 salary for administrative duties.

PITEM 14.  CONTROLS AND PROCEDURES

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

As of February 15, 2005 we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls:

There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-KSB

         (a) The following documents are filed as a part of this Report.

         SCHEDULE F- and 2. FINANCIAL STATEMENTS - The financial statements and schedules required by this item begin on page F-1 of this report. The Reports of Independent Certified Public Accountants appear on pages F-2, F-3 and F-4 of this report.

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



ITEM 16. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Audit and Non-Audit Fees:

         For the years ended December 31, 2003 and 2004, fees billed for services performed by Bagell, Josephs & Company, L.L.C., the Company's independent auditor, charged to the Company for the annual certified audits, for 10Q filings for the quarters ended March 31, June 30 and September 30, 2003 and 2004 and miscellaneous services, were as follows:



                                     FISCAL              FISCAL
                                    YEAR 2003           YEAR 2004
                                    ---------           ---------
         Annual certified audit        30,000              31,500
         10Q reviews                   15,000              15,000
         Other charges                  2,000               2,000
                                    ---------           ---------
             TOTAL                     47,000              48,500
                                    =========           =========



         All above charges were included as an expense to the Company in the respective years listed above.

                      WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS







                                                                           PAGE
                                                                           ----


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                    F-2


CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2004 AND 2003               F-3


CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED
DECEMBER 31, 2004 AND 2003                                                 F-5


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS
ENDED DECEMBER 31, 2004 AND 2003                                           F-6


CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2004 AND 2003                                                 F-7


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Wireless Xcessories Group, Inc. Huntingdon Valley, PA

We have audited the accompanying consolidated balance sheets of Wireless Xcessories Group, Inc. and Subsidiaries as of December 31, 2004 and 2003 the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Xcessories Group, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the consolidated results of its operations and changes in stockholders' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


BAGELL, JOSEPHS & COMPANY, L.L.C.

Gibbsboro, New Jersey
February 23, 2005

                 WIRELESS XCESSORIES GROUP, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003

                                     ASSETS





                                                             2004           2003
                                                         ------------   ------------
CURRENT ASSETS
   Cash and cash equivalents                             $  1,907,282   $  1,316,515
   Accounts receivable (net of allowance for doubtful
      accounts of $157,142 and $536,345, respectively)      1,130,568        729,842
   Inventories                                              1,559,063      1,437,604
   Prepaid expenses and other assets                          204,390        127,822
   Current maturities of notes receivable                      13,433        161,191
                                                         ------------   ------------

          Total current assets                              4,814,736      3,772,974

PROPERTY AND EQUIPMENT - Net                                  448,555        520,126

NOTES RECEIVABLE-NET OF CURRENT PORTION                            --         13,433

OTHER ASSETS                                                   35,751         35,751
                                                         ------------   ------------

Total assets                                             $  5,299,042   $  4,342,284
                                                         ============   ============









                   The accompanying notes are an integral part of these consolidated financial statements.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

                      LIABILITIES AND STOCKHOLDERS' EQUITY





                                                             2004           2003
                                                         ------------   ------------
CURRENT LIABILITIES
   Current portion of long-term debt                     $      1,999   $      4,335
   Accounts payable                                           972,581        652,616
   Net liabilities of discontinued operations                  35,757         35,757
   Accrued payroll and related benefits                       191,607         92,771
   Amounts due to officer                                          --        102,857
   Other accrued expenses                                      44,874         93,779
                                                         ------------   ------------

          Total current liabilities                         1,246,818        982,115
                                                         ------------   ------------

LONG-TERM DEBT                                                     --          1,938



STOCKHOLDERS' EQUITY
   Preferred stock, par value $.001, 1,000,000 shares
        authorized, no shares issued or outstanding                --             --
   Common stock, par value $.001, 10,000,000 shares
        authorized, 5,327,080 and 5,262,080 issued in
        2004 and 2003, respectively                             5,327          5,262
   Additional paid-in capital                              11,363,939     11,341,466
   Accumulated deficit                                     (6,863,620)    (7,872,036)
   Treasury stock, at cost, 868,885 and 448,110
        shares, respectively                                 (453,422)      (116,461)
                                                         ------------   ------------

          Total stockholders' equity                        4,052,224      3,358,231
                                                         ------------   ------------

Total liabilities and stockholders' equity               $  5,299,042   $  4,342,284
                                                         ============   ============







                   The accompanying notes are an integral part of these consolidated financial statements.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003





                                                             2004           2003
                                                         ------------   ------------
Net sales                                                $ 15,307,452   $ 11,469,069
Cost of sales                                               8,479,276      6,203,437
                                                         ------------   ------------

Gross profit                                                6,828,176      5,265,632

Selling, general and administrative expenses               (5,919,663)    (5,436,222)
                                                         ------------   ------------

Income (Loss) from operations                                 908,513       (170,590)

Other Income (Expense):
   Gains from disposition of Property                          31,500             --
   Gains on sale of Investments                                50,276             --
   Interest income                                             22,803         22,094
   (Interest expense)                                          (4,676)       (15,547)
                                                         ------------   ------------
Net Income (Loss) before Income taxes                       1,008,416       (164,043)

Income tax expense                                                 --             --
                                                         ------------   ------------

Net Income (loss)                                        $  1,008,416   $   (164,043)
                                                         ============   ============

Earnings (Loss) per common share
 - Basic and Diluted:
   Net Income (loss)                                     $       0.21   $      (0.03)
                                                         ============   ============


Weighted average number of common
shares outstanding - Basic                                  4,692,093      4,829,406
                                                         ============   ============

Weighted average number of common
shares outstanding - Diluted                                4,759,335      4,829,406
                                                         ============   ============











                   The accompanying notes are an integral part of these consolidated financial statements.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003





                                   COMMON STOCK                                             TREASURY STOCK
                             -------------------------     PAID-IN     ACCUMULATED    --------------------------
                                SHARES        AMOUNT       CAPITAL       DEFICIT         SHARES         AMOUNT          TOTAL
                             -----------   -----------   -----------   -----------    -----------    -----------    -------------
BALANCE, DECEMBER 31, 2002     5,222,080   $     5,222   $11,331,106   $(7,707,993)      (344,810)   $   (88,527)   $3,539,808.00
Stock Issued                      40,000   $        40   $    10,360                       40,000    $     9,200    $   19,600.00
Stock repurchased                     --            --            --            --       (143,300)       (37,134)         (37,134)
Net (loss)                            --            --            --      (164,043)            --             --         (164,043)
                             -----------   -----------   -----------   -----------    -----------    -----------    -------------

BALANCE, DECEMBER 31, 2003     5,262,080         5,262    11,341,466    (7,872,036)      (448,110)      (116,461)       3,358,231
Stock Issued                      65,000            65        22,473                       73,000         38,092           60,630
Stock repurchased                     --            --            --            --       (493,775)      (375,053)        (375,053)
Net (loss)                            --            --            --     1,008,416             --             --        1,008,416
                             -----------   -----------   -----------   -----------    -----------    -----------    -------------

BALANCE, DECEMBER 31, 2004     5,327,080   $     5,327   $11,363,939   $(6,863,620)      (868,885)   $  (453,422)   $   4,052,224
                             ===========   ===========   ===========   ===========    ===========    ===========    =============











                   The accompanying notes are an integral part of these consolidated financial statements.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003





                                                                           2004            2003
                                                                       ------------    ------------
OPERATING ACTIVITIES:
   Net Income (loss)                                                   $  1,008,416    $   (164,043)

Adjustments to reconcile net income (loss) to net Cash provided by operating activities:
   Depreciation and amortization                                            336,914         485,363
   Provision for doubtful accounts                                          110,368         231,820
   Common Stock issued to Directors, Officer and employees                   60,630          19,600
Changes in assets and liabilities, net of effects from dispositions:
   Accounts receivable                                                     (511,094)         46,696
   Inventories                                                             (121,459)        (56,703)
   Income tax refund receivable                                                  --              --
   Prepaid expenses and other assets                                        (85,082)        116,146
   Accounts payable and accrued expenses                                    267,039        (191,389)
                                                                       ------------    ------------

          Net cash provided by operating activities                       1,065,732         487,490
                                                                       ------------    ------------

INVESTING ACTIVITIES:
   Purchases of property and equipment, net                                (256,829)       (228,608)
   from sale of subsidiaries
   Principal payment received on note receivables                           161,190         143,146
                                                                       ------------    ------------

          Net cash (used in)  investing activities                          (95,639)        (85,462)
                                                                       ------------    ------------




                   The accompanying notes are an integral part of these consolidated financial statements.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003





                                                                    2004            2003
                                                                ------------    ------------
FINANCING ACTIVITIES:
   Payments on capital lease obligation                         $     (4,274)   $    (33,816)
   Repurchase of common stock                                       (375,053)        (37,135)
                                                                ------------    ------------

          Net cash (used) in financing activities                   (379,327)        (70,951)
                                                                ------------    ------------

NET INCREASE IN CASH AND
CASH EQUIVALENTS                                                     590,767         331,077

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                      1,316,515         985,438
                                                                ------------    ------------

CASH AND CASH EQUIVALENTS - END OF YEAR                         $  1,907,282    $  1,316,515
                                                                ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during year for:
       Interest                                                 $      4,676    $     15,547
                                                                ============    ============

       Income taxes                                                       --              --
                                                                ============    ============


Supplemental Disclosure of Non-Cash Activity:
       Common Stock issued to Directors, Officer and Employee   $     60,630    $     19,600
                                                                ============    ============





                   The accompanying notes are an integral part of these consolidated financial statements.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

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

          Concentration of Risk- The Company has not experienced any losses on its cash accounts or short-term investments. The Company sells its products to commercial businesses. Through its continuing relationships with these customers, the Company performs credit evaluations and generally does not require collateral. The Company maintains a reserve for potential credit losses. One customer accounted for 18.4% of sales in 2004 and no other Customer accounted for greater than 5% of consolidated net sales during any of the years presented.

          In 2004, the Company purchased approximately 61% of its products from two Far East and one Domestic supplier accounting for approximately 32%, 19% and 10% respectively, of total purchases. No other vendor accounted for 10% or more of our purchases. In 2003, the Company purchased approximately 64% of its products from three Far East suppliers accounting for approximately 33%, 20% and 11%, respectively, of total purchases. No other vendor accounted for 10% or more of our purchases.

          Inventories- Inventories, which consist solely of finished goods, are carried at the lower of cost, determined on a first-in, first-out basis (FIFO), or market value.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


          Property and Equipment- Property and equipment are stated at cost. Additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation and amortization of property and equipment is calculated under the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives are five to seven years for furniture and fixtures and three to ten years for machinery and equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of their leases. Depreciation and amortization expense was $336,914 and $485,363 in 2004 and 2003, respectively, and is included in selling, general and administrative expense in the consolidated statements of operations.

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

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

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

                                                    2004          2003
                                                 ---------     ---------
          Basic EPS Shares                       4,692,093     4,829,406


          Dilutive effect of stock options
            and warrants                            67,242             0
                                                 ---------     ---------

          Diluted EPS shares                     4,759,335     4,829,406
                                                 =========     =========

          Options to purchase 183,500 shares with exercise prices ranging from $.28 to $4.44 were outstanding at December 31, 2004 of which shares were included in the computation of diluted EPS. Options to purchase 216,500 shares with exercise prices ranging from $.28 to $4.44 were outstanding at December 31, 2003, but were not included in the computation if diluted EPS because inclusion would be anti-dilutive.

          Disclosures About Fair Value of Financial Instruments- The carrying values of cash, and cash equivalents, and long-term debt approximate their respective fair values.

          Employee Stock Options-The Company applies Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," which recognizes compensation costs based on the intrinsic value of an equity instrument. The Company has applied APB No. 25 to its stock compensation awards to employees and has disclosed the required pro forma effect on net income (loss) income per share in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and has adopted the enhanced disclosure provisions of

          SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment of SFAS No. 123" (See Note 5).

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

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

          RECENT ACCOUNTING PRONOUNCEMENTS-

          In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The new guidance resolves significant implementation issues related to SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." SFAS 144 is affected for fiscal years beginning after December 21, 2001 and interim periods within those fiscal years. Adoption of SFAS 144 on January 1, 2002 did not have any impact on the Company's financial position, cash flows, or results of operations for the years ended December 31, 2004 and 2003.

          In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123"("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock- based employee compensation. Finally, this Statement amends Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees," but has adopted the enhanced disclosure requirements of SFAS 148

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


NOTE 2 - PROPERTY AND EQUIPMENT - NET

          Property and equipment consists of the following:

                                                          DECEMBER 31,
                                                      2004           2003
                                                  -----------    -----------
          Machinery and equipment                 $ 2,919,515    $ 2,669,243
          Furniture and fixtures                      416,153        416,153
          Vehicles                                     38,463         38,463
          Leasehold improvements                      253,482        246,926
                                                  -----------    -----------
                                                    3,627,613      3,370,785

          Less accumulated depreciation
            and amortization                       (3,179,058)    (2,850,659)
                                                  -----------    -----------
          Property and equipment, net             $   448,555    $   520,126
                                                  ===========    ===========


NOTE 3 - LONG-TERM DEBT

          Long-term debt consists of the following:

                                                          DECEMBER 31,
                                                      2004           2003
                                                  -----------    -----------
          Revolving Credit Facility               $       --     $       --
          Capital Leases                                  --           6,273
                                                  -----------    -----------
                                                        1,999          6,273
          Less current portion                         (1,999)        (4,335)
                                                  -----------    -----------
          Long-term debt, net of current portion  $       --     $     1,938
                                                  ===========    ===========

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


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

          The Board of Directors have approved a stock buyback program and have authorized management to repurchase a total of up to 1,250,000 shares of Common Stock at a total cost not to exceed $1,000,000 through July 5, 2005. As of December 31, 2004 and 2003, the Company has repurchased cumulatively 981,775 ( and subsequently reissued approximately 113,000 shares) and 488,110 shares at an average price of $0.51 and $0.26 per share, respectively.

          In April 2003, the Company issued 10,000 shares of the Company's Common Stock to each of the four non-employee directors of the Company for a total of 40,000 shares. Compensation expense of $9,200 has been charged to the financial statements as of December 31, 2003 to recognize the fair value of the shares as of the date of grant.

          In August 2004, the Company issued 10,000 shares of the Company's Common Stock to each of the four non-employee directors of the Company for a total of 40,000 shares. Compensation expense of $24,000 has been charged to the financial statements as of December 31, 2004 to recognize the fair value of the shares as of the date of grant.

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

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


          In October 2003 the Company under this plan issued 8,000 shares of Common Stock to an officer of the Company and 32,000 to four other key Managers with 1,600 and 6,400 shares, respectively, being immediately vested.

          Compensation expense of $10,400 has been charged to the financial statements as of December 31, 2003 to recognize the fair value of the shares as of the date of the plan.

          In August 2004 the Company under this plan issued 10,000 shares of Common Stock to one senior manager of the Company with 2,000 shares being immediately vested.

          In October 2004 the Company under this plan issued 8,000 shares of Common Stock to an officer, 10,000 shares to a senior manager and 37,000 to six other key managers.

          Compensation expense of $14,300 has been charged to the financial statements as of December 31, 2004 to recognize the fair value of the shares as of the date of the plan that was issued in 2004.

          STOCK OPTIONS- The Company, on June 6, 1995, adopted the Company's Stock Option Plan (the "Plan"), which as amended in December 1995, authorizes the Board of Directors or a Stock Option Committee appointed by the Board to grant up to 250,000 qualified stock options and non-qualified stock options to officers and key employees, directors, and independent consultants. Directors who are not employees and consultants are eligible only to receive non-qualified stock options. The Board of Directors in 1995 granted under the Plan options to purchase 20,720 shares of Common Stock to two directors at a price of $2.89 per share. In 1996, the Company granted under the Plan five-year options to purchase an aggregate of 195,000 shares of Common Stock to employees. The options are exercisable at the initial offering price per share of $5.00. In 1997, the Company granted, under the Plan, five-year options to Purchase an aggregate of 75,000 shares of Common Stock to employees of the Company. The options are exercisable at prices ranging from $2.80 to $4.50 per share. In 1998, the shareholders of the Company approved an amendment to the Plan increasing the number of shares granted by 350,000 to an aggregate total of 600,000 for the Plan. In addition in 1998, the Company granted, under the Plan, five-year options to purchase an aggregate of 455,000 shares of Common Stock to directors and employees of the Company. The options are exercisable at prices ranging from $1.38 to $2.69 per share. In 1999, the Company granted, under the Plan, one-year options to purchase 85,000 shares of Common Stock to a director of the Company. The options are exercisable at prices ranging from $1.38 to $1.88 per share. The Company also granted, under the Plan, ten-year options to purchase 95,000 shares of Common Stock to directors and

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

          employees of the Company. The options are exercisable at $1.38 per share.

          In 2000, the stockholders of the Company approved an amendment to the Plan increasing the number of shares reserved for issuance by 400,000 to an aggregate of 1,000,000 under the Plan. In addition in 2000, the Company granted, under the Plan, ten-year options to purchase an aggregate of 138,500 shares of Common Stock to directors and employees of the Company. In 2001, the Company granted, under the Plan, ten-year options to purchase a total of 65,000 shares of Common Stock at $.375 per share to the directors of the Company. In 2002, the Company granted, under the plan, ten-year options to purchase a total of 51,000 shares of Common Stock at $0.28 per share to the directors of the Company. In 2003, the Company did not grant any options under the plan. In December, 2004, a Director of the Company exercised a total of 33,000 options from three different issuances at their respective fair market value's at their respective date of issuance totaling at an average price of $.67 per share. At December 31, 2004 and 2003, there were a total of 694,152 shares available for grant.

          The following information pertains to the stock options outstanding for the two years ending December 31, 2004:


                                              Weighted              Exercisable
                                   Number     Average                Wtd. Avg.
                                     of        Share      Options    Exercise
                                   Shares      Price      Shares      Price
                                  --------     -----     --------     -----
Options outstanding at
  December 31, 2002                302,152      1.18      256,152      1.21
     Granted ..................       --         --

     Forfeited ................    (85,652)    (1.37)
                                  --------     -----     --------     -----
Options outstanding at
  December 31, 2003                216,500     $1.05      207,000     $1.04


     Granted ..................       --         --
     Exercised ................    (33,000)     (.67)
                                  --------     -----     --------     -----
Options outstanding at
  December 31, 2004                183,500     $1.12      183,500     $1.12
                                  ========     =====     ========     =====

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED

          The following table summarizes information as of December 31, 2004 concerning currently outstanding and exercisable options:

          Options outstanding and exercisable

                              Weighted
                              Average
                             Remaining
                            Contractual

                                         Weighted
                                         Average                     Weighted
   Range of        Number       Life     Exercise     Number         Average
Exercise Price   Outstanding  (Years)     Price     Exercisable   Exercise Price
--------------------------------------------------------------------------------
 $0.28-80,000      80,000       7.7      $ 0.33       80,000         $ 0.33
 $1.01-92,500      92,500       5.3      $ 1.41       92,500         $ 1.41
 $4.01-11,000      11,000       5.1      $ 4.44       11,000         $ 4.44



          The outstanding stock options as of December 31, 2004 vest as follows:
          (a) half of the options shares are vested on the date of the grant with an additional one-half vesting in the first anniversary therefrom (136,000 options outstanding at December 31, 2004) or (b) one-fifth of the options shares are vested on the date of grant with an additional one-fifth vesting on the first, second, third, and forth anniversaries therefrom, respectively (47,500 shares outstanding at December 31, 2004).

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

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

                                                        2004           2003
                                                    -----------    -----------
          As reported income (loss)
            from continuing operations:
          Add: Stock-based compensation             $ 1,008,416    $  (164,043)
            expense included in reported (loss)
            income from continuing operations
            net of related tax effects                      --             --
          Deduct: Total stock-based
            employee compensation expense
            determined under fair value based
            method for all awards, net of related
            tax effects                                  (1,164)        (6,521)
                                                    -----------    -----------
          Pro forma income (loss) from
            continuing operations                   $ 1,007,252    $  (170,564)
                                                    ===========    ===========
          Basic and Diluted income (loss)
            from continuing operations per
            common share:
          As reported                               $      0.21    $     (0.03)
          Pro forma                                 $      0.21          (0.03)


          There were no options granted during the years ended December 31 2003 and 2004. The fair value of each outstanding option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.7%, for both 2004 and 2003; expected dividend yield of 0%; expected life of 6.9 years; and expected volatility of 100% for 2004 and 2003, respectively.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 5 - INCOME TAXES

          The provision (benefit) for income taxes on continuing operations consists of:

                                                     2004          2003
          Current:
          Federal                                 $  252,420    $ (132,385)
          State                                       28,364       (18,804)
                                                  ----------    ----------
                                                     280,784      (151,189)
                                                  ==========    ==========

          Deferred:
          Federal                                 $  252,420    $ (132,385)
          State                                       28,364       (18,804)
                                                  ----------    ----------
                                                     280,784      (151,189)
                                                  ==========    ==========
          Total provision
          For income taxes                               --            --
                                                  ==========    ==========


          In conformity with SFAS No. 109, deferred tax assets and liabilities are classified based on the financial reporting classification of the related assets and liabilities, which give rise to temporary book/tax differences. Deferred taxes related to the following temporary differences:

                                                               DECEMBER 31,
                                                            2004         2003
                                                         ----------   ----------
          Deferred income tax assets:
          Benefit of net operating loss carryforward     $  644,006   $  920,370
          Accrued compensation                               19,000       39,086
          Inventory reserve                                 118,268      106,011
          Bad debts reserve                                  59,714      131,416
          Sales returns and allowances                       45,957       35,254
          Goodwill                                          251,610      278,700
          Other                                              28,500       28,500
                                                         ----------   ----------
                                                          1,167,055    1,539,337
          Deduct:  Deferred income tax liabilities:
          State taxes                                        18,997       22,337
                                                         ----------   ----------
          Valuation allowance                             1,148,058    1,517,000
                                                         ----------   ----------
          Net deferred tax asset                         $      --    $      --
                                                         ==========   ==========

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


NOTE 5 - INCOME TAXES (CONTINUED)

          The effective income tax rate varied from the U.S. Federal statutory tax rate as follows:

                                                              2004       2003
                                                             ------     ------
          Statutory income tax rate                            34.0%    (34.0%)
          State income (benefit) taxes,
              net of federal tax benefit                        2.7       (3.0)
          Meals and entertainment                               0.4        1.6
          Other                                                (0.1)      (0.5)
          Valuation allowance                                 (37.0)      35.1
                                                             ------     ------
          Effective tax rate                                   0.0%       0.0%
                                                             ======     ======

          As of December 31, 2004 and 2003, the Company has federal and state net operating loss carry forward amounts of approximately $1,524,360 and $3,032,850, respectively. These net operating loss carryforward amounts begin to expire in 2011. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary difference including operating loss carryforwards. The Company has provided a valuation allowance for all of its deferred tax assets as a result of the uncertainty that the Company will generate sufficient income in the future to fully or partially realize the net deferred tax asset of approximately $1,148,058. At December 31, 2004, the deferred tax asset has been offset by a valuation allowance of the same amount.

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

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)


              2005                                   $   448,911
              2006                                       436,411
              2007                                       444,062
              2008                                       480,618
          thereafter                                     161,494
                                                     -----------
          Total:                                     $ 1,971,496
                                                     ===========


          Rent expense exclusive of common area maintenance and real estate taxes, where applicable for all operating leases for the years ended December 31, 2004 and 2003 was $353,919 and $384,118, respectively.

          During 2000, the Company entered into certain capital leases for warehouse equipment. Total future lease payments under these lease obligations of $1,979 are due in 2005.

NOTE 7 - RELATED PARTY TRANSACTIONS

          The Company employs Susan Rade, wife of Stephen Rade, current Chief Executive Officer of the Company, as a sales person with certain administrative duties. In this role, Mrs. Rade earns the bulk of her compensation as part of the Company's sales incentive commission programs earning $185,870 and $192,657 in 2004 and 2003, respectively, including draws, commission and a $36,000 salary for administration duties.

NOTE 8 - SEGMENT DISCLOSURE

          The Company effectively operates in one business segment, the Wireless Products Segment, which distributes cellular telephone accessory products including batteries, chargers, and antennas throughout North America. The Wireless Products Segment is headquartered in Huntingdon Valley, Pennsylvania. All revenue and essentially all long-lived assets were related to operations in the United States as of and for the years ended December 31, 2004, and 2003.

          Export sales which are limited to the Americas excluding the United States were $103,128 and $38,829, respectively, for the years ended December 31, 2004 and 2003. Receivables from export sales at December 31, 2004 and 2003 were $19,162 and $9,173, respectively.

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

          On Sept. 1, 2004 we filed a Form 8-K relating to the Board of Director approval of an increase in the amount of shares authorized to be repurchased under the Company's stock Buy Back program to 1,250,000 shares at a cost not to exceed $500,000.

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

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of Sarbanes- Oxley Act of 2002

     99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of Sarabanes- Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIRELESS XCESSORIES GROUP, INC.


By: /s/ Stephen Rade
    ---------------------
    Stephen Rade
    Chief Executive Officer and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.


            NAME                          TITLE                      DATE
            ----                          -----                      ----

/s/ Stephen Rade                Chairman of the Board, Chief   February 28, 2005
----------------------------    Executive Officer, President
Stephen Rade                    and Director (principal
                                executive officer)


/s/ Ronald E. Badke             Chief Financial Officer        February 28, 2005
----------------------------    and Secretary (principal
Ronald E. Badke                 financial officer)


/s/ Christopher F. McConnell    Director                       February 28, 2005
----------------------------
Christopher F. McConnell


/s/ Allan Kalish                Director                       February 28, 2005
----------------------------
Allan Kalish


/s/ Christopher C. Cole         Director                       February 28, 2005
----------------------------
Christopher C. Cole


/s/ Bradley T. MacDonald        Director                       February 28, 2005
----------------------------
Bradley T. MacDonald