Form 10QSB
period 2005-03-31
WIRELESS XCESSORIES GROUP INC
filed 2005-05-03
CIK 1005504

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

                  For the quarterly period ended March 31, 2005


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

As of April 1, 2005, there were 4,458,195 shares of the registrant's Common Stock net of Treasury Stock, par value $.001 per share, outstanding.

FORWARD LOOKING STATEMENTS

Some of the information presented in this quarterly report constitutes forward-looking statements within the meaning of the private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about management's expectations for fiscal year 2005 and beyond, are forward looking statements and involve various risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge, there can be no assurance that actual results will not differ materially from the Company's expectations. Factors that could cause the actual results to differ materially from expectations are discussed in the Company's Annual Report on Form 10-K and in other filings with the Securities and Exchange Commission

================================================================================

                         WIRELESS XCESSORIES GROUP, INC.
                 FORM 10-QSB FOR THE PERIOD ENDED MARCH 31, 2005

                                      INDEX

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets March 31, 2005
            (unaudited) and December 31, 2004...............................  3

           Condensed Consolidated Statements of Income for the
            three months ended March 31, 2005 and 2004
            (unaudited).....................................................  4

           Condensed Consolidated Statements of Cash Flow
            for the three months ended March 31, 2005 and
            2004 (unaudited)................................................  5

            Notes to Condensed Consolidated Financial Statements ........... 6-7

ITEM 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................  7-10

ITEM 3.    Financial graphs.................................................  10

ITEM 4.    Controls and Procedures .........................................  11


PART II.   COMPANY HISTORY, OVERVIEW, AND DESCRIPTION OF RECENT EVENTS

ITEM 1.    Company history, overview, and description of recent events ..  11-14

ITEM 2.    Risk Factors.....................................................  14


PART III.  OTHER INFORMATION

ITEM 1.    Submission of Matters to a Vote of Security Holders............ 14-15

           Signatures.......................................................  15

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         WIRELESS XCESSORIES GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                     March 31,     December 31,
                                                       2005            2004
                                                    -----------    -----------
                                                    (unaudited)

CURRENT ASSETS:
Cash and cash equivalents                           $     2,433    $     1,907
Accounts receivable (net of allowance of
$195 and $157, respectively)                              1,431          1,131
Inventories                                               1,389          1,559
Prepaid expenses and other current assets                   210            204
Current portion- notes receivable                           --              13
                                                    -----------    -----------

    Total Current Assets                                  5,463          4,814


PROPERTY AND EQUIPMENT - Net                                451            449

OTHER ASSETS                                                 36             36
                                                    -----------    -----------
  TOTAL ASSETS                                      $     5,950    $     5,299
                                                    ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt                   $       --     $         2
Accounts payable                                            989            972
Net liabilities on disposal of discontinued
operations                                                   36             36
Accrued payroll and related benefits                        196            192
Other accrued expenses                                      102             45
                                                    -----------    -----------
  Total Current Liabilities                               1,323          1,247
                                                    -----------    -----------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $0.001, 1,000,000
  shares authorized, no shares issued or
  outstanding
  Common stock, par value $.001, 10,000,000
  shares authorized, 5,327,080 and 5,327,080
  issued in 2005 and 2004, respectively.                      5              5
  Additional paid-in-capital                             11,364         11,364
  Accumulated deficit                                    (6,289)        (6,864)
  Treasury Stock at cost, 868,885 in 2005 and 2004         (453)          (453)
                                                    -----------    -----------
  Total Stockholders' Equity                              4,627          4,052
                                                    -----------    -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $     5,950    $     5,299
                                                    ===========    ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         WIRELESS XCESSORIES GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                        Three Months Ended
                                                              March  31,
                                                        2005           2004
                                                    -----------    -----------

NET SALES                                           $     4,955    $     3,151

COST OF SALES                                             2,889          1,690
                                                    -----------    -----------
  Gross profit                                            2,066          1,461

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              1,512          1,397
                                                    -----------    -----------

INCOME  FROM OPERATIONS                                     554             64

OTHER INCOME (EXPENSE):
DIVIDEND INCOME AND CAPITAL GAINS DISTRIBUTIONS              18            --
INTEREST INCOME                                               3              7
INTEREST (EXPENSE), net                                     --              (3)
                                                    -----------    -----------

  Income before income taxes                                575             68


PROVISION FOR INCOME TAX                                    --             --
                                                    -----------    -----------

  Net Income                                        $       575    $        68
                                                    ===========    ===========

Net Income per common share - Basic and Diluted     $       .13    $       .01
                                                    ===========    ===========

Basic weighted average common shares outstanding      4,458,195      4,865,270
                                                    ===========    ===========

Diluted weighted average common shares outstanding    4,569,147      4,891,350
                                                    ===========    ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements

                         WIRELESS XCESSORIES GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                    Three Months Ended March 31
                                                        2005           2004
                                                    -----------    -----------

OPERATING ACTIVITIES:
Net income                                          $       575    $        68
Adjustments to reconcile net income to cash
  provided by operating activities-
    Depreciation and amortization                            75             77
    Provision for doubtful accounts                          29             57

Changes in assets and liabilities, net of effects from dispositions:

    Accounts receivable                                    (329)          (232)
    Inventories                                             170             58
    Prepaid expenses and other assets                       (15)           (21)
    Accounts payable and accrued expenses                    78            257
                                                    -----------    -----------

Net cash provided by operating activities                   583            264
                                                    -----------    -----------

INVESTING ACTIVITIES:
Purchase of property and equipment                          (68)           (44)
Principal payments on notes receivables                      13             26
                                                    -----------    -----------

Net cash (used in) investing activities                     (55)           (18)
                                                    -----------    -----------

FINANCING ACTIVITIES:
Net payments on borrowings                                   (2)            (1)
Repurchase of company stock                                 (--)           --
Net cash (used in) financing activities                      (2)            (1)
                                                    -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                   526            245

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            1,907          1,316
                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  2,433          1,561
                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:

    Interest                                        $       --     $         3
                                                    ===========    ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements

                         WIRELESS XCESSORIES GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the management of Wireless Xcessories Group, Inc. ("Wireless Xcessories" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. All such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results for the full year. Certain prior year amounts have been reclassified to conform to current period presentations.

2. STOCK REPURCHASE PROGRAM

As of March 31, 2005, the Company under a Stock buyback program authorized by its Board of Directors had repurchased 868,885 shares at an average approximate price of $.51 share, recorded at cost as Treasury Stock in the accompanying condensed consolidated balance sheet net of re-issuances as at March 31, 2005. During the September 2004 quarter, the Board approved an increase in the Company Stock Buyback Plan to a total of up to 1,250,000 shares at a cost not to exceed $1,000,000 through July 20, 2005.

3. SEGMENT DISCLOSURE

The Company operates in one business segment, which distributes cellular telephone accessory products principally in North America. The Wireless Products Segment is headquartered in Huntingdon Valley, Pennsylvania and all revenue and essentially all long-lived assets were related to operations in the United States as of March 31, 2005 and during the periods presented.

4. EARNINGS PER SHARE

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." The calculation of basic and diluted earnings per share ("EPS") is reflected on the accompanying Condensed Consolidated Statement of Operations.

Options to purchase 183,500 and 216,500 shares were outstanding at March 31, 2005 and March 31, 2004, respectively, with exercise prices ranging $.28 to $4.44.

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

                                                        2005           2004
                                                    -----------    -----------
As reported net income:
Add: Stock-based compensation                       $       575    $        68
  expense included in reported
  net income net of related tax effects                     --             --
Deduct: Total stock-based
  employee compensation expense
  determined under fair value based
  method for all awards, net of related
  tax effects                                               --              (1)
                                                    -----------    -----------
Pro forma net income from
  continuing operations                             $       575    $        67
                                                    ===========    ===========
Basic and Diluted net income
per common share:
As reported                                             $0.13          $0.01
                                                    ===========    ===========
Pro forma                                               $0.13          $0.01
                                                    ===========    ===========

5. SIGNIFICANT ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our significant accounting policies are described in Note 1 of the Notes to the Condensed Consolidated Financial Statements. The significant accounting policies that we believe are most critical to aid in fully understanding our reported financial results are the following:

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

Revenue Recognition -- Revenue is recognized at the point of shipment in accordance with our standard shipping terms which is FOB shipping point, which includes all groups of products and services we provide to our Customers. Any shipment not in accordance with our standard shipping terms would recognize revenue at the point of destination.

We uniformly warrant most of our products from defectives and provide limited stock rotation rights on selected product within 60 days of purchase from our customers. The total percentage of customer returns is less than 2% of net sales and the Company provides reserves and allowances to provide for these exposures, which are applied against net sales.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

The following table represents the Company's statement of income data expressed as a percentage of net sales for the respective periods:


                                                    Three Months Ended March 31
                                                        2005           2004
                                                    -----------    -----------
Net Sales                                              100.0%         100.0%
Cost of Sales                                           58.3           53.6
                                                      ------         ------
Gross Profit                                            41.7           46.4
Selling, General and administrative Expenses            30.5           44.3
Income from sale of Investments                          0.4            0.0
Interest Income                                          0.1            0.2
Interest Expense                                        (0.0)          (0.1)
                                                      ------         ------
Net Income before Income Tax                            11.7            2.2
Income Tax                                               0.0            0.0
                                                      ------         ------

Net Income                                              11.7%           2.2%
                                                      ======         ======

MANAGEMENT DISCUSSION
---------------------


THREE MONTHS ENDED MARCH 31, 2005 ("2005") COMPARED TO THREE MONTHS ENDED MARCH 31, 2004 ("2004").

Net sales increased by $1.8 million or 57% from $3.2 million in 2004 to $5.0 million in 2005. The increase in sales is mainly attributable to the major expansion of our products and product lines which was triggered by the introduction of our highly successful industrial strength line in the fall of 2003, and to the addition of and development of a few higher volume customers set sales throughout the Wireless industry. Additionally, the Company has significantly improved its competitive position due to the introduction of these product lines, expanded value added services offered to customers bolstered by a 25 person well-trained and motivated sales representative and Customer Service department employees, expanded product selection, expanded marketing and overall pricing/value relationship offered to customers. We have made significant progress in fostering the growth of new customers and highly compensate our sales force for their success in booking new business.

Gross profit increased by $.6 million from $1.5 million in 2004 to $2.1 million in 2005 and as a percentage of sales decreased from 46.4% to 41.7%. The fall off in percentage resulted from a large expansion of lower priced brand name product sales and favorable pricing given to new and selected existing customers to expand business. Offsetting this in part are the following factors:

     o Reductions in charges in earnings and as a percentage of sales to provide for obsolete and slower moving inventory due primarily to enhanced controls over new purchases, and faster identification and promotion of overstocked and slow moving product.

     o Increase in our core product lines including industrial strength, platinum and standard lines carry significantly higher margins and are subject to less competitive pressures than our branded product lines.

Selling, general and administrative (SG&A) expenses increased by only $115,000 or 8 % as compared to a sales increase of 57%. As a result, total SG&A expenses as a percentage of sales decreased from 44.3% in 2004 to 30.5% in 2005. This is a result of the Company's continuous cost cutting program and emphasis on improved employee productivity particularly, in warehouse labor, which resulted in a significant improvement in our sales per employee ratio, and in several other general and administrative line items such as professional fees, bank fees, telephone costs, significant bad debts due to stringent collection procedures, rent expense and various other administrative expenses.

Interest (income) decreased from $7,000 in 2004 to $3,000 in 2005. This is primarily due to a major part of the Company's excess cash in 2005 in non-interest bearing money market instruments.

The Company's effective income tax rate in calculating a possible expense based on the net income for the first quarter in 2005 would have been 38% or a total approximate expense of $218,000. As result of a Company decision to provide an offsetting tax valuation allowance to cover the amount of the net deferred tax asset, the net benefit was reduced to $0. The Company has provided the tax allowance as a result of the uncertainty that the Company will generate sufficient income in the future to fully or partially realize the net deferred tax asset of approximately $650,000 at March 31, 2005 inclusive of the additional $218,000 deducted in this quarter. The effective income tax rate for both 2004 and 2005 is 38%.


                        LIQUIDITY AND CAPITAL RESOURCES:

The Company's requirements for capital are to fund (i) sales growth, (ii) financing for possible acquisitions, (iii) repurchase of stock, and (iv) capital expenditures mainly related to business system and warehouse upgrades. The Company's primary sources of financing during the three months ended March 31, 2005 were cash flow from operations and reductions in accounts receivable, inventory and principal and interest payments of notes receivable.

The Company's working capital as of March 31, 2005 and 2004 was $4,140,000 and $2,901,000 respectively. Net cash provided by operating activities for the three months ended March 31, 2005 and 2004 were $583,000 and $264,000 respectively. In 2005, the Company provided $679,000 from operations from its net income of $575,000 as adjusted for non-cash items of depreciation and amortization of $75,000 and a bad debt provision of $29,000. Cash used in changes in assets and liabilities of $96,000 resulted from increases in accounts receivable and in prepaid expense and other assets of $329,000,and $15,000 respectively, offset in part by a decrease in Inventory of 170,000 and an increase in accounts payable and accrued expenses of $78,000. The increase in accounts receivable was directly attributable to substantially higher customer billings in March 2005, compared to December 2004, offset in part by continued in improvement in customer collections.

In the three months ended March 31, 2004, the Company provided cash from operations of $202,000 from its net income of $68,000 as adjusted for non-cash items of depreciation and amortization of $77,000 and a bad debt provision of $57,000. Cash provided from changes in assets and liabilities totaled $62,000 resulting from net decreases in inventory of $58,000 and an increase in accounts payable and accrued expenses of $257,000 offset in part by an increase in Accounts Receivable of $232,000 and an increase in prepaid expense and other assets of $21,000.

Net cash used in investing activities for the three months ended March 31, 2005 was $55,000 resulting from the purchase of property and equipment of $68,000 (Principally software related to enhancements in our business system and computer equipment and peripherals), offset in part by $13,000 of principal note receivable receipts.

Cash used in financing activities for the three months ended March 31, 2005 was $2,000 resulting from net reductions in capital leases of $2,000.

The Company estimates that it will incur capital expenditures of approximately $125,000 during the twelve months ended March 31, 2006, principally for business and warehouse upgrades.

Based upon its present plans, management believes that operating cash flow, available cash and available credit resources will be adequate to meet the working capital cash and capital expenditure needs of the Company during the twelve months ending March 31, 2006.


CRITICAL ACCOUNTING POLICY AND ESTIMATES

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America as promulgated by the Public Company Accounting Oversight Board. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the condensed consolidated financial statements included in this quarterly report.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

SEASONALITY AND INFLATION

In fiscal years 2005 and 2004 the Company did approximately 54% and 55%, respectively, of its sales in the second half of the year. This reflected the more traditional pick up of additional business in the months preceding the December Holiday season.

The impact of inflation on our operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operating results.

GRAPHS

Total Revenue - Quarterly
Dollars in Millions

        2.809   3.279   3.003   3.151   3.905   4.075   4.176   4.955
       ---------------------------------------------------------------
QTR       2       3       4       1       2       3       4       1
 FY      03      03      03      04      04      04      04      05

Gross Profit - Quarterly
Dollars in Millions

        1.290   1.538   1.419   1.461   1.765   1.746   1.846   2.066
       ---------------------------------------------------------------
QTR       2       3       4       1       2       3       4       1
 FY      03      03      03      04      04      04      04      05

Operating cash flow - Quarterly
Dollars in Thousands

         319    -231     31     263     473     619    -290     583
       ---------------------------------------------------------------
QTR       2       3       4       1       2       3       4       1
 FY      03      03      03      04      04      04      04      05

Earnings per share - Quarterly
Dollars

          0     .03     .02     .01     .07     .06     .07     .13
       ---------------------------------------------------------------
QTR       2       3       4       1       2       3       4       1
 FY      03      03      03      04      04      04      04      05


ITEM THREE- CONTROLS AND PROCEDURES

                EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The term " disclosure controls and procedures " is defined in Rules 13a-15d-15e and 15d and 15e of the Securities Exchange Act of 1934, as amended (the Exchange
Act). This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of March 31, 2005 our disclosure and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the exchange act.

                          CHANGES IN INTERNAL CONTROLS

There have not been any significant changes in the Company's internal controls data provided in our form 10-KSB for December 31, 2004. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected or is reasonably likely to materially affect our internal control as required by item 308(c) of Regulation S-B.


PART II. COMPANY HISTORY
------------------------

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

Our corporation was formed in 1988, as Advanced Fox Antenna, and our product line increased steadily as handheld cell phones grew in popularity. As part of an IPO in April 1996, Advanced Fox Antenna, along with two battery-related companies were acquired by the parent company Batteries Batteries, Inc. Between 1997 and 2001 we sold off or otherwise divested ourselves of the battery companies' businesses, merged a similar cell phone accessory company into our main operation and changed our name to Wireless Xcessories Group. We have, since then, focused on our core strengths. We consider ourselves to be the largest distributor of accessories to independent wireless dealers in the Unites States. Our website address is Wirexgroup.com


PRODUCTS & SERVICES
-------------------

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

In the fourth quarter of 2004 and in early 2005 we added new product lines such as Apple-IPod accessories, entertainment accessories such as headsets and chargers for players, and became a national distributor for a new line of phones manufactured by Hop-on MP3. The majority of our products are manufactured in China and Taiwan. In addition, we also act as a master distributor for well-known brand name products such as Plantronics, Body Glove, and Nextel.

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

CUSTOMERS
---------

Our customer base consists of more than 2,500 independent dealers from a one-location mall kiosk to multi-store retail franchisers covering 250 locations and more. In addition, we sell to some of the largest distributors of cell phones, computers, and infrastructure products. These distributors in turn resell to airtime carriers, mass retailers, and prepaid phone distributors. We have one customer who accounted for 16.7% and 18.4% of our 2005 and 2004 sales, respectively. No other customer accounted for 5% or more of our sales.

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

     C) In the third quarter of 2004, we introduced The Platinum Collection of accessories, which have features and benefits equal or superior to higher priced OEM accessories.

     D) In 2004 we realigned our sales force and our sales compensation plan to incentivize and reward the sales people who grow their business.

     E) In early, 2005 we have introduced handsets to supplement our numerous product offerings. Also, in 2005, we introduced an extensive line of accessories for Apple Bipods, Mp3 players, as well as a 300 item line of OEM Accessories.

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

PROPERTIES AND FACILITIES
-------------------------

We lease a total of close to 65,000 square feet of warehouse space in Huntingdon Valley, Pa., which we have occupied since 2001.

Our facility is divided into 13,000 square feet of office and administrative space and 52,000 square feet of warehouse pick, pack, and quality control facilities.

In March 2004, we signed a new 5-year lease, expiring in 2009, with no increase in costs. Our rent is approximately $450,000 annually.

LEGAL PROCEEDINGS
-----------------

Lawsuits are filed against us from time to time in the ordinary course of business. We do not believe that any lawsuits or claims currently pending against our company are material or will have a material adverse affect on our financial condition.

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


WE DEPEND ON OUR VENDORS.
Our performance depends on our ability to purchase our products in sufficient quantities at competitive prices and on our vendors' ability to make and deliver high quality products in a cost effective, timely manner. Some of our smaller vendors have limited resources, production capacities and limited operating histories. We have no long-term purchase contracts or other contracts that provide continued supply, pricing or access to new products and any vendor or distributor could discontinue selling to us at any time. There can be no assurance that we will be able to acquire the products that we desire in sufficient quantities or on terms that are acceptable to us in the future. In addition, there can be no assurance that our vendors will make and deliver high quality products in a cost effective, timely manner. We may also be unable to develop relationships with new vendors. Also, all products we purchase from vendors in the Far East must be shipped to our warehouse via freight carriers, and there can be no assurance that we will be able to obtain sufficient capacity at favorable rates. Our inability to acquire suitable products in a cost effective, timely manner or the loss of one or more key vendors or freight carriers could have a negative impact on our business.

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


WE EXPERIENCE INTENSE COMPETITION IN OUR MARKETS.
-------------------------------------------------

We operate in a highly competitive environment. We principally compete with a variety of small distributors of cellular phone accessories that focus on a particular segment of the market, as well as a few single large distributors that offer a broad range of such products.


WE ARE DEPENDENT ON CERTAIN KEY PERSONNEL.
------------------------------------------

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

ITEM 2. PROPERTIES

All of our real properties are held under leases. The following table provides certain information concerning our leased properties:

                                                       APPROXIMATE      LEASE
                                                           AREA       EXPIRATION
OPERATION         NATURE             LOCATION            (SQ.FT.)        DATE
---------         --------           --------             ------       -------
Main Facility   Warehouse and   Huntingdon Valley, PA     52,000       3/31/09
                   Office                                 13,100       3/31/09

In March 2004, the above lease for both office and warehouse was extended to March 31, 2009. As part of the lease extension the Company has the right to relinquish approximately 15,000 feet of warehouse space without further obligation to the Company upon giving the landlord six months prior notice of its intention to vacate.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits


     31.1 Certification of Principal Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities and Exchange Act of 1934

     31.2 Certification of Principal Financial Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities and Exchange Act of 1934

     32.1  Certification of Principal Executive Officer Pursuant to 18 U.S.C
           Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Acts of 2002

     32.2  Certification of Principal Financial Officer Pursuant to 18 U.S.C
           Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Acts of 2002


    (b) Reports on Form 8-K
        None

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



            Date: May 3, 2005                  By: /s/ Stephen Rade
                                                   ---------------------------
                                                   Stephen Rade
                                                   Chief Executive Officer

            Date: May 3, 2005                  By: /s/ Ronald E. Badke
                                                   ---------------------------
                                                   Ronald E. Badke
                                                   Chief Financial Officer