Form 10KSB/A
period 2004-12-31
WIRELESS XCESSORIES GROUP INC
filed 2005-05-18
CIK 1005504

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A

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

                               EXPLANATORY NOTE:
This Form 10-KSB/A is amended to reflect changes in the two officers (Stephen Rade and Ronald Badke) certifications pursuant to Rule 13A-14 and 15D-14 of the Securities and Exchange ACt of 1934, which are reflected in Exhibits 31.1 and
31.2 respectively. These changes were agreed to in response to a comment letter received from the Securities and Exchange Commission dated April 1, 2005. There are no other changes to the 10-KSB for fiscal year ended December 31, 2004, required by the letter or response to it.


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


            NAME                          TITLE                      DATE
            ----                          -----                      ----

/s/ Stephen Rade                Chairman of the Board, Chief      May 18, 2005
----------------------------    Executive Officer, President
Stephen Rade                    and Director (principal
                                executive officer)


/s/ Ronald E. Badke             Chief Financial Officer           May 18, 2005
----------------------------    and Secretary (principal
Ronald E. Badke                 financial officer)


/s/ Christopher F. McConnell    Director                          May 18, 2005
----------------------------
Christopher F. McConnell


/s/ Allan Kalish                Director                          May 18, 2005
----------------------------
Allan Kalish


/s/ Christopher C. Cole         Director                          May 18, 2005
----------------------------
Christopher C. Cole


/s/ Bradley T. MacDonald        Director                          May 18, 2005
----------------------------
Bradley T. MacDonald