Form 10QSB
period 2005-06-30
WIRELESS XCESSORIES GROUP INC
filed 2005-07-27
CIK 1005504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACTS OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of June 30, 2005, there were 4,458,195 shares of the registrant's Common Stock net of Treasury Stock, par value $.001 per share, outstanding.

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

WIRELESS XCESSORIES GROUP, INC.
FORM 10-QSB FOR THE PERIOD ENDED JUNE 30, 2005

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets June 30, 2005
	(unaudited) and December 31, 2004 (Audited)	3

	Condensed Consolidated Statements of Income for the three and six months ended
	June 30, 2005 and 2004 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2005 and 2004. (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6-7

ITEM 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	8-11

ITEM 3.	Financial graphs	12

ITEM 4.	Controls and Procedures	12

PART II. COMPANY HISTORY, OVERVIEW, AND DESCRIPTION OF RECENT EVENTS

ITEM 1.	Company history, overview, and description of recent events	13-16

ITEM 2.	Risk Factors	16

PART III. OTHER INFORMATION

ITEM 1.	Submission of Matters to a Vote of Security Holders	18

	Signatures	19

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WIRELESS XCESSORIES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30 2005	December 31, 2004
	(unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,968	$1,907
Accounts receivable (net of allowance of	1,787	1,131
$151 and $157, respectively)
Inventories	1,962	1,559
Prepaid expenses and other current assets	310	204
Current portion- notes receivable	—	13

Total Current Assets	6,027	4,814

PROPERTY AND EQUIPMENT - Net	425	449

OTHER ASSETS	36	36

TOTAL ASSETS	$6,488	$5,299

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$—	$2
Accounts payable	844	972
Net liabilities on disposal of discontinued operations	23	36
Accrued payroll and related benefits	172	192
Other accrued expense	111	45
Total Current Liabilities	1,150	1,247

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001, 1,000,000 shares authorized, no shares issued or outstanding
Common Stock, par value $.001, 10,000,000 shares authorized, 5,327,080
and 5,327,080 issued in 2005 and 2004, respectively	5	5
Additional paid - in capital	11,364	11,364
Accumulated deficit	(5,578)	(6,864)
Treasury Stock at cost, 868,885 in 2005 and 2004	(453)	(453)
Total Stockholders’ Equity	5,338	4,052

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,488	$5,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIRELESS XCESSORIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004
NET SALES	$5,835	$3,905	$10,790	$7,056

COST OF SALES	3,678	2,140	6,567	3,830
Gross profit	2,157	1,765	4,223	3,226

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,491	1,432	3,003	2,829

INCOME FROM OPERATIONS	666	333	1,220	397

OTHER INCOME (EXPENSE):
BAD DEBT RECOVERIES	31	—	31	—
DIVIDEND INCOME AND CAPITAL GAINS DISTRIBUTIONS	8	—	26	—
INTEREST INCOME	5	5	8	9
Income before income taxes	710	338	1,285	406
INCOME TAX	—	—	—	—

Net Income	$710	$338	$1,285	$406

Net Income per common share- Basic	$.16	$.07	$.29	$.08
Net Income per common share- Diluted	$.15	$.07	$.28	$.08

Basic weighted average common shares outstanding	4,458,195	4,803,388	4,458,195	4,742,186
Diluted weighted average common shares outstanding	4,604,195	4,826,288	4,591,195	4,779,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIRELESS XCESSORIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
(IN THOUSANDS)

	Six Months Ended June 30
	2005	2004

OPERATING ACTIVITIES:
Net Income	$1,285	$406
Adjustments to reconcile net income to cash
provided by operating activities-
Depreciation and amortization	142	154
Provision for doubtful accounts	(6)	120

Changes in assets and liabilities:

Accounts receivable	(650)	(277)
Inventories	(403)	212
Prepaid expenses and other assets	(128)	(69)
Accounts payable and accrued expenses	(80)	190

Net cash provided by operating activities	160	736

INVESTING ACTIVITIES:
Purchase of property and equipment	(110)	(148)
Principal payments on notes receivables	13	67
Net cash (used in) investing activities	(97)	(81)

FINANCING ACTIVITIES:
Net payments on borrowings	(2)	1
Repurchase of company stock	(—)	(77)
Net cash provided (used in) financing activities	(2)	(76)

NET INCREASE IN CASH AND CASH EQUIVALENTS	61	579

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,907	1,316

CASH AND CASH EQUIVALENTS, END OF PERIOD	1,968	1,895

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for-
Interest	$—	$7

The accompanying notes are an integral part of these condensed consolidated financial statements

 WIRELESS XCESSORIES GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the management of Wireless Xcessories Group, Inc. ("Wireless Xcessories" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. All such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results for the full year. Certain prior year amounts have been reclassified to conform to current period presentations.

2. STOCK REPURCHASE PROGRAM

As of June 30, 2005, the Company under a Stock buyback program authorized by its Board of Directors had repurchased 868,885 shares at an average approximate price of $.53 per share, recorded at cost as Treasury Stock in the accompanying condensed consolidated balance sheet net, of re-issuances as at June 30, 2005. During the September 2004 quarter, the Board approved an increase in the Company Stock buyback plan to a total of up to 1,250,000 shares at a cost not to exceed $1,000,000 through July 20, 2005.

3. SEGMENT DISCLOSURE

The Company operates in one business segment, which distributes cellular telephone accessory products principally in North America. The Wireless Products Segment is headquartered in Huntingdon Valley, Pennsylvania and all revenue and essentially all long-lived assets were related to operations in the United States as of June 30, 2005 and during the periods presented.

4. EARNINGS PER SHARE

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." The calculation of basic and diluted earnings per share ("EPS") is reflected on the accompanying Condensed Consolidated Statement of Operations.

Options to purchase 183,500 and 216,500 shares were outstanding at June 30, 2005 and June 30, 2004, respectively, with exercise prices ranging $.28 to $4.44.

As provided for in SFAS No. 123, “According for Stock-Based Compensation,” The Company utilizes the intrinsic value method of expense recognition under APB No. 25. Accordingly, no compensation cost has been recognized for the stock option plans as all options have been issued with exercise prices equal to fair market value. Had compensation expense for the stock option plans been determined consistent with the provisions of SFAS No. 123 and SFAS No. 148, the Company’s net income and net income per share for the six months ended June 30, 2005 and 2004 would have been the pro forma amounts indicated below:

	2005	2004
As reported net income
from continuing operations:	$1,285	$406
Add: Stock-based compensation
expense included in reported
income from continuing operations
net of related tax effects	—	—
Deduct: Total stock-based
employee compensation expense
determined under fair value based
method for all awards, net of related
tax effects	—	(1)
Pro forma income from
continuing operations	$1,285	$405
Basic income
from continuing operations per
common share:
As reported	$0.29	$0.08
Pro forma	$0.29	$0.08
Diluted income
from continuing operations per
common share:
As reported	$0.28	$0.08
Pro forma	$0.28	$0.08

5. SIGNIFICANT ACCOUNTING POLICIES

Financial Reporting Release No. 60, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our significant accounting policies are described in Note 1 of the Notes to the Condensed Consolidated Financial Statements. The significant accounting policies that we believe are most critical to aid in fully understanding our reported financial results are the following:

Notes to Condensed Consolidated Income Statements Continued

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

Revenue Recognition -- Revenue is recognized at the point of shipment in accordance with our standard shipping terms which is FOB shipping point, which includes all groups of products and services we provide to our Customers. Any shipment not in accordance with our standard shipping terms, would recognize revenue at the point of destination.

We uniformly warrant most of our products from defectives and provide limited stock rotation rights on selected product within 60 days of purchase from our Customers. The Company total percentage of Customer returns is less than 2.8% of its net sales and the Company provides reserves and allowances to provide for this exposure, which are applied against net sales.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The following table represents the Company's statement of income data expressed as a percentage of net sales for the respective periods:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	63.0	54.8	60.9	54.3
Gross Profit	37.0	45.2	39.1	45.7
Selling, General and administrative Expenses	25.6	36.7	27.8	40.1
Bad Debt Recoveries	.6	0.0	0.3	0.0
Income from sale of Investments	0.1	0.0	0.2	0.0
Interest Income	0.1	0.1	0.1	0.1
Interest Expense	(0.0)	(0.0)	(0.0)	0.0
Net Income (Loss) before Income Tax	12.2	8.6	11.9	5.6
Income Tax	0.0	0.0	0.0	0.0
Net Income	12.2%	8.6%	11.9%	5.6%

Management discussion

Three Months Ended June 30, 2005 ("2005") Compared to Three Months ended June, 30 2004 ("2004").

Net sales increased by $1.9 million or 49% from $3.9 million in 2004 to $5.8 million in 2005. The increase in sales is mainly attributable to the major expansion of our products and product lines such as our IPOD MP3, PDA, Bluetooth, and OEM accessories along with the distribution of phones, which provides a vehicle to not only open new markets, but supplement sales from our regular Customer base. Additionally, the Company has significantly improved its competitive position due to the introduction of these product lines, expanded value added services offered to customers bolstered by a 30 person well-trained and motivated sales representative and Customer service department employees, expanded product selection, expanded marketing and overall pricing/value relationship offered to Customers. We have made significant progress in fostering the growth of new customers and highly compensate our sales force for their success in booking new business.

Gross profit increased by $.4 million from $1.8 million in 2004 to $2.2 million in 2005 and as a percentage of sales decreased from 45.2% to 37.0%. The fall off in percentage resulted from the major expansion of lower priced brand name product sales and favorable pricing given to new and selected existing Customers to expand business. Offsetting this in part is the following factors:

•
Reductions in charges in earnings and as a percentage of sales to provide for obsolete and slower moving inventory due primarily to enhanced controls over new purchases, and faster identification and promotion of overstocked and slow moving product.

•
Increase in our core product lines including industrial strength, platinum and standard lines carry significantly higher margins and are subject to less competitive pressures than our branded product lines.

Selling, general and administrative (SG&A) expenses increased by only $59,000 or 4% as compared to a sales increase of 49%. As a result, total SG& A expenses as a percentage of sales decreased from 36.7% in 2004 to 25.6% in 2005. This is a result of the Company's continuous cost cutting program and emphasis on improved employee productivity particularly, in warehouse labor, which resulted in a significant improvement in our sales per employee ratio, and in several other general and administrative line items such as, telephone costs, significant bad debts expense reductions due to stringent collection procedures, rent expense and various other administrative expenses. The Company made an investment in expanding its selling force as total selling costs was up by approximately 30%, which helped to generate the 49% sales increase for the quarter.

Interest (income) is $5,000 in both 2004 and 2005.

The Company has a net operating loss carry forward in the amount of $1,290,869, which will be utilized in the current tax year to offset the tax provision. The effective income tax rate in calculating the tax provision is 38%. The Company will begin accruing income taxes at its normal statutory rates commencing in the September, 2005 quarter.

Six Months Ended June 30, 2005 ("2005") Compared to Six Months ended June, 30 2004 ("2004").

Net sales increased by $3.8 million or 53% from $7.0 million in 2004 to $10.8 million in 2005. The increase in sales is mainly attributable to the major expansion of our products and product lines such as our IPOD MP3, PDA, Bluetooth, and OEM accessories along with the distribution of phones, which provides a vehicle to not only open new markets, but supplement sales from our regular Customer base. Additionally, the Company has significantly improved its competitive position due to the introduction of these product lines, expanded value added services offered to customers bolstered by a 30 person well-trained and motivated sales representative and Customer service department employees, expanded product selection, expanded marketing and overall pricing/value relationship offered to Customers. We have made significant progress in fostering the growth of new customers and highly compensate our sales force for their success in booking new business.

Gross profit increased by $1.0 million from $3.2 million in 2004 to $4.2 million in 2005 and as a percentage of sales decreased from 45.7% to 39.1%. The fall off in percentage resulted from the major expansion of lower priced brand name product sales and favorable pricing given to new and selected existing Customers to expand business. Offsetting this in part is the following factors:

•
Reductions in charges in earnings and as a percentage of sales to provide for obsolete and slower moving inventory due primarily to enhanced controls over new purchases, and faster identification and promotion of overstocked and slow moving product.

•
Increase in our core product lines including industrial strength, platinum and standard lines carry significantly higher margins and are subject to less competitive pressures than our branded product lines.

Selling, general and administrative (SG&A) expenses increased by only $174,000 or 6% as compared to a sales increase of 49%. As a result, total SG& A expenses as a percentage of sales decreased from 40.1% in 2004 to 27.8% in 2005. This is a result of the Company's continuous cost cutting program and emphasis on improved employee productivity particularly, in warehouse labor, which resulted in a significant improvement in our sales per employee ratio, and in several other general and administrative line items such as, telephone costs, major reduction to bad debt expenses due to a tightened credit policy and stringent collection procedures, rent expense and various other administrative expenses.

Interest (income) decreased from $9,000 in 2004 to $8,000 in 2005. This is primarily due to a major part of the Company’s excess cash in 2005 in non- interest bearing money market instruments.

The Company has a net operating loss carry forward in the amount of $1,290,869, which will be utilized in the current tax year to offset the tax provision. The effective income tax rate in calculating the tax provision is 38%. The Company will begin accruing income taxes at its normal statutory rates commencing in the September, 2005 quarter.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's requirements for capital are to fund (i) sales growth, (ii) financing for possible acquisitions, (iii) repurchase of stock, and (iv) capital expenditures mainly related to business system and warehouse upgrades. The Company's primary sources of financing during the six months ended June 30, 2005 were cash flow from operations.

The Company's working capital as of June 30, 2005 and 2004 was $4,876,000 and $3,134,000, respectively. Net cash provided by operating activities for the six months ended June 30, 2005 and 2004 were $160,000 and $736,000, respectively. In 2005, the Company provided $1,421,000 from operations from its net income of $1,285,000 as adjusted for non-cash items of depreciation and amortization of $142,000 and a bad debt provision of $(6,000). Cash used in changes in assets and liabilities of $1,261,000 resulted from increases in accounts receivable, inventory, and in prepaid expense and other assets of $650,000, $403,000, and $128,000, respectively, and an increase in accounts payable, and accrued expenses of $80,000. The increase in accounts receivable was directly attributable to substantially higher customer billings in June 2005, compared to December 2004, offset in part by continued in improvement in customer collections. The increase in Inventory of $403,000 is attributable to increased purchases to meet forecasted increased consumer demand as a result of substantial increase in the Company’s product lines and Customer sales base (Sales are up for the six months ended June 30, 2005 by 49%).

In the six months ended June 30, 2004, the Company provided cash from operations of $680,000 from its net income of $406,000 as adjusted for non-cash items of depreciation and amortization of $154,000 and a bad debt provision of $120,000. Cash provided from changes in assets and liabilities totaled $56,000 resulting from net decreases in inventory of $212,000 and an increase in accounts payable and accrued expenses of $190,000 offset in part by an increase in Accounts Receivable of $277,000 and an increase in prepaid expense and other assets of $69,000.

Net cash used in investing activities for the six months ended June 30, 2005 was $97,000 resulting from the purchase of property and equipment of $110,000 (Principally software related to enhancements in our business system and computer equipment and peripherals), offset in part by $13,000 of principal note receivable payments.

Cash used in financing activities for the six months ended June 30, 2005 was $2,000 resulting from net reductions in capital leases of $2,000.

The Company estimates that it will incur capital expenditures of approximately $125,000 during the twelve months ended June 30, 2006, principally for business, warehouse, and upgrades.

Based upon its present plans, management believes that operating cash flow, available cash and available credit resources will be adequate to meet the working capital cash and capital expenditure needs of the Company during the twelve months ending June 30, 2006.

CRITICAL ACCOUNTING POLICY AND ESTIMATES

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America as promulgated by the Public Company Accounting Oversight Board. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the condensed consolidated financial statements included in this quarterly report.

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

ITEM 3.    FINANCIAL GRAPHS

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The term “ disclosure controls and procedures “ is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. They have concluded that, as of June 30, 2005 that our disclosures were effective to ensure that:

(1)
That information required to be disclosed by the Company in reports that it files or submits under the act is recorded, processed, summarized and reported, within the time periods specified in the Commissions’ rules and forms, and

(2)
Controls and procedures are designed by the Company to ensure that information required to be disclosed by Wireless Xcessories Group, Inc. in the reports it files or submits under the Act is accumulated and communicated to the issuer’s management including the principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding financial disclosure.

This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of June 30, 2005 our disclosure and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the exchange act.

PART II. COMPANY HISTORY

ITEM 1 - NARRATIVE

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

Our corporation was formed in 1988, as Advanced Fox Antenna, and our product line increased steadily as handheld cell phones grew in popularity. As part of an IPO in April 1996, Advanced Fox Antenna, along with two battery related companies were acquired by the parent company Batteries Batteries, Inc. Between 1997 and 2001 we sold off or otherwise divested ourselves of the battery companies’ businesses, merged a similar cell phone accessory company into our main operation and changed our name to Wireless Xcessories Group. We have, since then, focused on our core strengths. We consider ourselves to be the largest distributor of accessories to independent wireless dealers in the Unites States. Our website address is Wirexgroup.com

Products & Services

We source, design, create, market and sell a series of accessory product lines that appeal to all categories of wireless resellers. The bulk of our lines are aftermarket accessories that our customers offer in lieu of OEM accessories sold by the cell phone manufacturers.

Our current product lines are called “Standard,”“Platinum,” and “Industrial Strength®.”

In 2004 we created a product design and development division and produced a series of cases, vehicle power adapters, hands free headsets, and a line of accessories for popular PDA’S such as Treo and Blackberry. Our current projects involve a series of Blue Tooth hands free accessories. The mission of our product development department is to design and create accessories with exclusive styling and functionality. We offer these items to phone manufacturers and major distributors under our name or as a private labeled product.

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

These Services Are Offered Free of Charge:

✓	Airtime carrier phone and accessories compatible charts
✓	E-Mail blast management programs
✓	Customized retail packaging
✓	Sales training materials
✓	In store displays and posters
✓	Private Label E-commerce websites that allow customers to offer our full product line to their end users

Also in 2004, we introduced an on-line ordering option to our customers which permits them to view our current inventory along with our next receive date if an item is out of stock.

Customers

Our customer base consists of more than 2,500 independent dealers from a one-location mall kiosk to multi-store retail franchisers covering 250 locations and more. In addition, we sell to some of the largest distributors of cell phones, computers, and infrastructure products. These distributors in turn resell to airtime carriers, mass retailers, and prepaid phone distributors. We have one customer who accounted for 15 % and a second close to 5% of our 2005 sales and no other customer accounted for 5% or more of our sales.

About 25% of our customers either repackage our products for resale through their resale channels or ask us to provide custom packaging as part of our value added services.

Business Model

With our recent introduction of entertainment accessories, Blackberry and smartphone accessories plus a new line of phones, we have the widest product line in America and are truly a “One stop shopping source” for all types of wireless resellers.

We believe we are virtually the only organization that offers resellers three full product lines to provide a “good, better, best” choice for end users to purchase.

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

We encourage customers to try selected new products by offering a no risk, 60-day opportunity to stock balance and return products that do not sell up to their expectations. This “guaranteed sale” option has proven very popular with our customers.
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

We maintain a number of registered trade names and registered trademarks, including Industrial Strength®, IndustrialStrength.com®, Platinumaccessories.com and WireXGroup.com.

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

Industry Risk Factors that could affect our performance

(A)	General economic conditions deteriorate, thereby reducing the demand for handsets and accessories.

(A)	Manufacturers reduce the number of new handset introductions, thereby reducing our competitive advantage of speed to market new accessories.

Company Specific Risks

A)	Our sales and marketing plans are ineffective or poorly executed.

B)	One or more major customers decide to buy elsewhere or suffer financial difficulties resulting in reduced purchasing of our products.

C)	One or more competitors successfully take customers from us.

D)	Lawsuits resulting from alleged infringement of another of another company’s designs or products.

E)	Key employee resignation or sickness.

F)	Failure of our products to be accepted in the market place based on poor quality, design, or features.

G)	Disruption in our Far East supply chain due to accidents, shipping delays or intensive customs inspections.

H)	Problems experienced by our factories in China. These could be based on component scarcity, labor problems, production delays, all of which are beyond our control.

PART III
OTHER INFORMATION

Submission of Matters to a vote of Security Holders

At the Annual Meeting of shareholders held on May 11 2005, pursuant to the Notice of Annual Meeting of Stockholders dated March 27, 2005 the following actions were taken:

Proposal No 1: Election of Directors.

The following individuals were elected as Directors:

Name	For	Against
Stephen Rade	3,973,633	297,993
Christopher McConnell	4,078,956	192,670
Bradley T. Mc Donald	4,091,456	180,170
Allan Kalish	4,091,656	179,970
Christopher C. Cole	4,091,656	179,970

No other matters were submitted to a vote of the Company’s stockholders during the third quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

Proposal No 2: Proposal to ratify the appointment by our Board of Directors of Bagell, Josephs & Company, L.L.C the Company’s independent auditors for the fiscal year ending December 31, 2005.

For: 4,091,056 against: 180,570

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
31-1	Statement under oath of principal executive officer.
31-2	Statement under oath of principal financial officer.

(b) Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS XCESSORIES GROUP, INC.

Date: July 27, 2005	By:	/s/ Stephen Rade
Name:Stephen Rade
Title: Chief Executive Officer

Date: July 27, 2005	By:	/s/ Ronald E. Badke
Name: Ronald E. Badke
Title: Chief Financial Officer