Form 10QSB
period 2005-09-30
WIRELESS XCESSORIES GROUP INC
filed 2005-11-04
CIK 1005504

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACTS OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of September 30, 2005, there were 4,474,195 shares of the registrant's Common Stock, net of Treasury Stock, par value $ .01 per share, outstanding.

FORWARD LOOKING STATEMENTS

Some of the information presented in this quarterly report constitutes forward-looking statements within the meaning of the private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about management's expectations for fiscal year 2005 and beyond, are forward looking statements and involve various risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge, there can be no assurance that actual results will not differ materially from the Company's expectations. Factors that could cause the actual results to differ materially from expectations are discussed in the Company's Annual Report on Form 10-KSB and in other filings with the Securities and Exchange Commission.

WIRELESS XCESSORIES GROUP, INC.
FORM 10-QSB FOR THE PERIOD ENDED SEPTEMBER 30, 2005

INDEX

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets September 30, 2005
	(unaudited) and December 31, 2004(audited)	3

	Condensed Consolidated Statements of Income for the nine months
	And three months ended September 30, 2005 and 2004
	(unaudited)	4

	Condensed Consolidated Statements of Cash Flow for the nine months
	ended September 30, 2005 and 2004 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6-8

ITEM 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	8-10

ITEM 3.	Financial graphs	11

ITEM 4.	Controls and Procedures	11

PART II.	COMPANY HISTORY, OVERVIEW, AND DESCRIPTION OF RECENT EVENTS

ITEM 1.	Company history, overview, and description of recent events	12

ITEM 2.	Properties	15

PART III.	OTHER INFORMATION

ITEM 1.	Submission of Matters to a Vote of Security Holders	16

	Signatures	17

FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

WIRELESS XCESSORIES GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30, 2005	December 31, 2004

ASSETS
	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$2,187	$1,907
Accounts receivable (net of allowance of	1,545	1,131
$147 and $157, respectively)
Inventories	2,145	1,559
Prepaid expenses and other current assets	401	204
Current portion- notes receivable	—	13
Deferred tax asset	31	—

Total Current Assets	6,309	4,814

PROPERTY AND EQUIPMENT - Net	378	449

OTHER ASSETS	88	36

TOTAL ASSETS	$6,775	$5,299

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$—	$2
Accounts payable	888	972
Net liabilities on disposal of discontinued operations	—	36
Accrued payroll and related benefits	87	192
Other accrued expenses	95	45
Total Current Liabilities	1,070	1,247

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001, 1,000,000 shares authorized, no shares issued or outstanding
Common Stock, par value $.001, 10,000,000 shares authorized, 5,343,080 and
5,327,080 issued and outstanding at September 30, 2005 and December 31, 2004,
Respectively	5	5
Additional paid - in capital	11,411	11,364
Accumulated deficit	(5,258)	(6,864)
Treasury Stock (at cost) 868,885 in 2005 and 2004	(453)	(453)
Total Stockholders’ Equity	5,705	4,052

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,775	$5,299

The accompanying notes on page 6-8 are an integral part of these condensed consolidated financial statements.

WIRELESS XCESSORIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

NET SALES	$5,293	$4,075	$16,083	$11,131

COST OF SALES	3,271	2,329	9,838	6,159

Gross profit	2,022	1,746	6,245	4,972

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,596	1,495	4,599	4,324

INCOME FROM OPERATIONS	426	251	1,646	648

OTHER INCOME(EXPENSE)
BAD DEBT RECOVERIES	—	—	31	—
DIVIDEND INCOME AND CAPITAL GAIN DISTRIBUTION	9	—	34	—
INTEREST INCOME	4	8	12	17

Income before income taxes	$439	259	$1,723	665

INCOME TAX EXPENSE	118	—	118	—

Net Income	$321	$259	$1,605	$665

Net Income per common share- Basic	$.07	$.06	$.36	$.14

Net Income per common share- Diluted	.07	.06	.35	.14

Basic weighted average common shares outstanding	4,474,121	4,531,810	4,463,628	4,788,599

Diluted weighted average common shares outstanding	4,626,063	4,601,690	4,615,570	4,840,741

The accompanying notes on pages 6-8 are an integral part of these condensed consolidated financial statements

WIRELESS XCESSORIES GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
(IN THOUSANDS)

	Nine Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES:
Net Income	$1,605	$665
Adjustments to reconcile net Income (loss) to cash
provided by operating activities-
Depreciation and amortization	206	245
Provision for doubtful accounts	(15)	129
Issuance of Common Stock to third parties for services	47	—
Issuance of Common Stock to Directors for compensation	—	26

Changes in assets and liabilities, net of effects from dispositions:

Accounts receivable	(399)	(339)
Inventories	(586)	(89)
Prepaid expenses and other assets	(279)	(90)
Accounts payable and accrued expenses	(175)	808

Net cash provided by operating activities	404	1,355

INVESTING ACTIVITIES:
Purchase of property and equipment	(135)	(256)
Principal payments on notes receivables	13	107

Net cash (used in) investing activities	(122)	(149)

FINANCING ACTIVITIES:
Net payments on borrowings	(2)	(3)
Repurchase of company stock	—	(375)

Net cash (used in) financing activities	(2)	(378)

NET INCREASE IN CASH AND CASH EQUIVALENTS	280	828

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,907	1,316

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,187	2,144

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for-
Interest	$—	$7

SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION

Non-Cash Issuance of Common Stock as services	$47	$—

Non-Cash Issuance of Common Stock as compensation	$—	$26

The accompanying notes on pages 6-8 are an integral part of these condensed consolidated financial statements

WIRELESS XCESSORIES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the management of Wireless Xcessories Group, Inc. (“Wireless Xcessories” or the “Company”) without certified audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. All such adjustments are of a normal recurring nature. These condensed financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results for the full year. Certain prior year amounts have been reclassified to conform to current period presentations.

2. STOCK REPURCHASE PROGRAM

As of September 30, 2005, the Company under a Stock buyback program authorized by its Board of Directors had repurchased 868,885 shares at an average approximate price of $.53 per share, recorded at cost as Treasury Stock in the accompanying condensed consolidated balance sheet net of re-issuances as at September 30, 2005. During the September 2004 quarter, the Board approved an increase in the Company stock buyback plan to a total of up to 1,250,000 shares at a cost not to exceed $1,000,000 through July 20, 2005 and the program has expired.

3. SEGMENT DISCLOSURE

The Company operates in one business segment, which distributes cellular telephone accessory products principally in North America. The Wireless Products Segment is headquartered in Huntingdon Valley, Pennsylvania and all revenue and essentially all long-lived assets were related to operations in the United States as of September 30, 2005 and during the periods presented.

4. EARNINGS PER SHARE

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share.” The calculation of basic and diluted earnings per share (“EPS”) is reflected on the accompanying Condensed Consolidated Statement of Income.

Options to purchase 183,500 and 216,500 shares were outstanding at September 30, 2005 and September 30, 2004, respectively, with exercise prices ranging $.28 to $4.44.

As provided for in SFAS No. 123, “Accounting for Stock-Based Compensation,” The Company utilizes the intrinsic value method of expense recognition under APB No. 25. Accordingly, no compensation cost has been recognized for the stock option plans as all options have been issued with exercise prices equal to fair market value. Had compensation expense for the stock option plans been determined consistent with the provisions of SFAS No. 123 and SFAS No. 148, the Company’s net income and net income per share for the nine months ended September 30, 2005 and 2004 would have been the pro forma amounts indicated below:

	2005	2004
As reported net income
from continuing operations:	$1,605	$665
Add: Stock-based compensation
expense included in reported
income from continuing operations
net of related tax effects	0	0
Deduct: Total stock-based
employee compensation expense
determined under fair value based
method for all awards, net of related
tax effects	0	0
Pro forma income from
continuing operations	$1,605	$665
Basic income
from continuing operations per
common share:
As reported	$0.36	$0.14
Pro forma	$0.35	$0.14
Diluted income
from continuing operations per
common share:
As reported	$0.36	$0.14
Pro forma	$0.35	$0.14

5. SIGNIFICANT ACCOUNTING POLICIES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our significant accounting policies are described in Note 1 of the Notes to the Condensed Consolidated Financial Statements. The significant accounting policies that we believe are most critical to aid in fully understanding our reported financial results are the following:

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

In assessing the reliability of deferred income tax assets, we consider whether it is more likely than not that the deferred income assets will be realized through the future generation of taxable income.

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

We uniformly warrant most of our products from defectives and provide limited stock rotation rights on selected product within 60 days of purchase from our Customers. The Company total percentage of Customer returns is less than 3.5% of its net sales and the Company provides reserves and allowances to provide for this exposure, which are applied against net sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The following table represents the Company's statement of income data expressed as a percentage of net sales for the respective periods:

	Three Months Ended September 30		Nine Months Ended September 30

	2005	2004	2005	2004

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	61.8	57.1	61.2	55.3

Gross Profit	38.2	42.9	38.8	44.7
Selling, General and administrative Expenses	30.1	36.8	28.6	38.9
Bad Debt Recoveries	—	—	0.2	—
Income from sale of investments	0.1	—	0.2	—
Interest Income	0.1	0.2	0.1	0.2
Interest Expense	—	—	—	—

Net Income before Income Tax	8.3	6.3	10.7	6.0
Income Tax	2.2	—	0.7	—

Net Income	6.1%	6.3%	10.0%	6.0%

Management discussion

Three Months Ended September 30, 2005 ("2005") Compared to Three Months ended September 30, 2004 ("2004").

Net sales increased by $1.2 million or 30% from $4.1 million in 2004 to $5.3 million in 2005. The increase in sales is mainly attributable to the major expansion of our products and product lines such as our IPOD MP3, PDA, Bluetooth and OEM accessories along with the distribution of phones, which provided additional sales of approx $1,238,000 and a vehicle to not only open new markets, but supplement sales from our regular customer base. Additionally, the Company has significantly improved its competitive position due to the introduction of these product lines, expanded value added services offered to customers bolstered by a 30 person well-trained and motivated sales representative and Customer Service department employees, expanded product selection, expanded marketing and overall pricing/value relationship offered to customers. We have made significant progress in fostering the growth of new customers, but were hurt during the quarter by the drop off in excess of $450,000 of sales from our largest customer who began to import directly from China, compared to the third quarter of 2004.

Gross profit increased by $.3 million from $1.7 million in 2004 to $2.0 million in 2005 and as a percentage of sales decreased from 42.9% to 38.2%. The fall off in percentage resulted from the major expansion of our IPOD, MP3, PDA, Bluetooth and OEM Accessories and selected other high priced third party product sales and favorable pricing given to new and selected existing Customers to expand business. Offsetting this in part is the following factors:

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

Selling, general and administrative (SG&A) expenses increased by only $101,000 or 6.8% as compared to a sales increase of 30.0%. As a result, total SG& A expenses as a percentage of sales decreased from 36.8% in 2004 to 30.1% in 2005. This is a result of the Company's continuous cost cutting program and emphasis on improved employee productivity particularly, a reduction in warehouse labor, which resulted in a significant improvement in our sales per employee ratio, and in several other general and administrative line items such as, telephone costs, significant bad debts expense reductions due to stringent collection procedures, and various other administrative expenses. On the other hand our public relations costs were up 67% resulting primarily from use of outside consultants and costs of listing on the American Stock exchange. The Company made an investment in expanding its selling force as total selling costs were up by approximately 14%, which helped to generate the 30% sales increase for the quarter.

Interest (income) decreased from $8,000 in 2004 to $4,000 in 2005. This is primarily due to a major part of the Company’s excess cash in 2005 in non-interest bearing money market instruments.

The Company has a net operating loss carry forward in the amount of $1,290,869, which was fully utilized in the first six months of this year. The effective income tax rate in calculating the tax provision is 34%. The Company began accruing income taxes at its normal statutory rates commencing in the September, 2005 quarter.

Nine Months Ended September 30, 2005 ("2005") Compared to Nine Months ended September, 30 2004 ("2004").

Net sales increased by $5.0 million or 44.5% from $11.1 million in 2004 to $16.1 million in 2005. The increase in sales is mainly attributable to the major expansion of our products and product lines such as our IPOD MP3, PDA, Bluetooth, and OEM accessories along with the distribution of phones, which contributed $3.6 million of extra volume and provided a vehicle to not only open new markets, but supplement sales from our regular customer base. Additionally, the Company has significantly improved its competitive position due to the introduction of these product lines, expanded value added services offered to customers bolstered by a 30 person Sales and Customer Service department, expanded product selection, expanded marketing and overall pricing/value relationship offered to Customers. We have made significant progress in fostering the growth of new customers and highly compensate our sales force for their success in booking new business.

Gross profit increased by $1.3 million from $5.0 million in 2004 to $6.3 million in 2005 and as a percentage of sales decreased from 44.7% to 38.8%. The fall off in gross profit percentage resulted from the major expansion of lower priced third party product sales and favorable pricing given to new and selected existing Customers to expand business. Offsetting this in part is the following factors:

•
Reductions in charges in earnings and as a percentage of sales to provide for obsolete and slower moving inventory due primarily to enhanced controls over new purchases, and faster identification and promotion of overstocked and slow moving product.

•
Increase in our core product lines including Industrial Strength, Platinum and Standard lines carry significantly higher margins and are subject to less competitive pressures than our third party product lines.

•	Overall reduction of total freight costs as a percentage of sales due to a greater proportion of our purchases being domestic offset in part by higher freight costs.

Selling, general and administrative (SG&A) expenses increased by only $275,000 or 6.3% as compared to a sales increase of 44.5%. As a result, total SG&A expenses as a percentage of sales decreased from 38.9% in 2004 to 28.6% in 2005. This is a result of the Company's continuous cost cutting program and emphasis on improved employee productivity particularly, a reduction in warehouse labor, which resulted in a significant improvement in our sales per employee ratio, and in several other general and administrative line items such as, telephone costs, major reduction to bad debt expenses due to a tightened credit policy and stringent collection procedures, depreciation expense and various other administrative expenses.

Interest (income) decreased from $17,000 in 2004 to $12,000 in 2005. This is primarily due to a major part of the Company’s excess cash in 2005 in non- interest bearing money market instruments offset in part by higher rates.

The Company has a net operating loss carry forward in the amount of $1,290,869, which was fully utilized in the current tax year to offset the tax provision. The effective income tax rate in calculating the current period tax provision is 34%. The Company began accruing income taxes at its normal statutory rates commencing in the September, 2005 quarter.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's requirements for capital are to fund (i) sales growth, (ii) financing for possible acquisitions, and (iii) capital expenditures mainly related to business system and warehouse upgrades. The Company's primary sources of financing during the nine months ended September 30, 2005 were cash flow from operations.

The Company's working capital as of September 30, 2005 and 2004 was $5,239,000 and $3,101,000, respectively. Net cash provided by operating activities for the nine months ended September 30, 2005 and 2004 were $404,000 and $1,355,000, respectively. In 2005, the Company provided $1,843,000 from operations from its net income of $1,605,000 as adjusted for non-cash items of depreciation and amortization of $206,000 a bad debt provision of $(15,000) and issuance of stock to a third party consultant of $47,000. Cash used in changes in assets and liabilities of $1,439,000 resulted from increases in accounts receivable, inventory, and in prepaid expense and other assets of and a decrease in accounts payable and accrued expense of $399,000, $586,000, $279,000 and $175,000, respectively. The increase in accounts receivable was directly attributable to substantially higher customer billings in September 2005, compared to December 2004, and collection of a large receivable from a major customer in early October, 2005. The increase in Inventory of $586,000 is attributable to increased purchases to meet forecasted increased consumer demand as a result of substantial increase in the Company’s product lines and Customer sales base and normal seasonal build up for the fourth quarter. (Sales are up for the nine months ended September 30, 2005 by 44.5%).

In the nine months ended September 30, 2005, the Company provided cash from operations of $1,065,000 from its net income of $665,000, as adjusted for non-cash items of depreciation and amortization of $245,000, a bad debt provision of $129,000 and the issuance of $26,000 of common stock to its directors. Cash provided from changes in assets and liabilities totaled $290,000 resulting from an increase in accounts payable and accrued expenses of $808,000 offset in part by an increases in accounts receivable, inventory and prepaid expense and other assets of $339,000, $89,000 and $90,000, respectively.

Net cash used in investing activities for the nine months ended September 30, 2005 was $122,000 resulting from the purchase of property and equipment of $135,000 (principally software related to enhancements in our business system and computer equipment and peripherals), offset in part by $13,000 of principal note receivable payments.

Cash used in financing activities for the nine months ended September 30, 2005 was $2,000 resulting from net reductions in capital leases of $2,000.

The Company estimates that it will incur capital expenditures of approximately $125,000 during the twelve months ended September 30, 2006, principally for business, warehouse, and upgrades.

Based upon its present plans, management believes that operating cash flow, available cash and available credit resources will be adequate to meet the working capital cash and capital expenditure needs of the Company during the twelve months ending September 30, 2006.

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

SEASONALITY AND INFLATION

In fiscal years 2005 and 2004, the Company sold approximately 54% and 55% of its sales in the second half of the year. This reflected the more traditional pick up of additional business in the months preceding the December holiday season.

The impact of inflation on our operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operating results.

ITEM THREE- CONTROLS AND PROCEDURES

PROCEDURES
Evaluation of disclosure controls and procedures

The term “ disclosure controls and procedures “ is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. They have concluded that, as of September 30, 2005 our disclosures were effective to ensure that:

(1)
That information required to be disclosed by the Company in reports that it files or submits under the act is recorded, processed, summarized and reported, within the time periods specified in the Commissions’ rules and forms, and

(2)
Controls and procedures are designed by the Company to ensure that information required to be disclosed by Wirex in the reports it files or submits under the Act is accumulated and communicated to the issuer’s management including the principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding financial disclosure.

This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of September 30, 2005 our disclosure and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the exchange act.

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

In 2004 we created a product design and development division and produced a series of cases, vehicle power adapters, hands free headsets, and a line of accessories for popular PDA’S such as Treo and Blackberry. Our current projects involve a series of Bluetooth hands free accessories. The mission of our product development department is to design and create accessories with exclusive styling and functionality. We offer these items to phone manufacturers and major distributors under our name or as a private labeled product.

The close working relationship with our Chinese factories also allows us to replicate the most popular accessories appearing on the world market at costs 30-40% below their current wholesale pricing.

In the fourth quarter of 2004 and in early 2005 we added new product lines such as Apple-IPOD accessories, entertainment accessories such as headsets and chargers for players, and became a national distributor for a new line of phones manufactured by Hop-on MP3. The majority of our products are manufactured in China and Taiwan. In addition, we also act as a master distributor for well-known third party products such as Plantronics, Body Glove, and Nextel.

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

Customers

Our customer base consists of more than 2,500 independent dealers from a one-location mall kiosk to multi-store retail franchisers covering 250 locations and more. In addition, we sell to some of the largest distributors of cell phones, computers, and infrastructure products. These distributors in turn resell to airtime carriers, mass retailers, and prepaid phone distributors. We have one customer who accounted for 11.6% of sales for the year to date, (but only 5% of the September quarter sales) and one other customer accounted for more than 5% (approx 5.2%) or more of our sales on a year to date basis..

About 25% of our customers either repackage our products for resale through their resale channels or ask us to provide custom packaging as part of our value added services.

Business Model

With our recent introduction of entertainment accessories, Blackberry and smart phone accessories plus a new line of phones, we have the widest product line in America and are truly a “One stop shopping source” for all types of wireless resellers.

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

C)	In the third quarter of 2004, we introduced The Platinum Collection of accessories which have features and benefits equal or superior to higher priced OEM accessories.

D)	In 2004 we realigned our sales force and our sales compensation plan to provide incentive to and reward the sales people who grow their business.

E)
In early, 2005 we have introduced handsets to supplement our numerous product offerings. Also, in 2005, we introduced an extensive line of accessories for Apple IPOD, Mp3 players, as well as a 300 item line of OEM Accessories.

F)	We continue to introduce new products and product lines so that there is always something new to offer customers and prospects.

During this quarter we introduced 360 items into our product line.

G)
In mid 2005, we formed a strategic alliance with In Phonic, one of America’s leading on line marketers of cell phones. We began to offer InPhonic nationwide cell phone activations to our 1,000 private label website partner/affiliates. This will allow these dealers with their approx. 8,000 locations, to provide their shoppers the opportunity to activate cell phone services on any of the nation’s national airtime carriers.

H) In September 2005, we introduced to our retailers an E-Commerce Direct to Consumer Accessory Fulfillment Program.

Employees

Wireless Xcessories Group employs approximately 85 full time workers divided into accounting, sales, customer services, marketing, purchasing/product development, MIS, quality control, and warehouse picking and packing. Our 8-person management team has been with the company from 2-15 years, with most managers having 5-10 years experience.

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

PART III
OTHER INFORMATION

Submission of Matters to a vote of Security Holders

At the Annual Meeting of shareholders held on May 11 2005, pursuant to the Notice of Annual Meeting of Stockholders dated March 27, 2005 the following actions were taken:

Proposal No 1: Election of Directors.

The following individuals were elected as Directors:

Name	For	Against
Stephen Rade	3,973,633	297,993
Christopher McConnell	4,078,956	192,670
Bradley T. MacDonald	4,091,456	180,170
Allan Kalish	4,091,656	179,970
Christopher C. Cole	4,091,656	179,970

No other matters were submitted to a vote of the Company’s stockholders during the third quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

Proposal No 2: Proposal to ratify the appointment by our Board of Directors of Bagell, Josephs, Levine & Company, L.L.C. the Company’s independent auditors for the fiscal year ending December 31, 2005.

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

WIRELESS XCESSORIES GROUP, INC.

Date: November 4, 2005	By:	/s/ Stephen Rade
Stephen Rade
Chief Executive Officer

Date: November 4, 2005	By:	/s/ Ronald E. Badke
Ronald E. Badke
Chief Financial Officer