Form 10KSB
period 2005-12-31
WIRELESS XCESSORIES GROUP INC
filed 2006-02-28
CIK 1005504

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

  (Mark One)

     [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
             For the fiscal year ended December 31, 2005.

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
     State or other jurisdiction of                    I.R.S. Employer
     incorporation or organization                  Identification Number


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

                                 Title of Class
                             American Stock Exchange

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

The number of issued and outstanding shares of the Registrant's Common Stock net of Treasury Stock, par value $.001 per share, on February 1, 2006 was 4,481,795. The aggregate market value of the voting stock held by non-affiliates of the Registrant (computed by reference to the closing price of such stock on the American Stock Exchange January 31, 2006 of $ 6.30 was approximately $28,235,309.
================================================================================

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

Our corporation was formed in 1988, as Advanced Fox Antenna, and our product line increased steadily as handheld cell phones grew in popularity. As part of an IPO in April 1996, Advanced Fox Antenna, along with two battery related companies were acquired by the parent company Batteries Batteries, Inc. Between 1997 and 2001 we sold off or otherwise divested ourselves of the battery companies' businesses, merged a similar cell phone accessory company into our main operation and changed our name to Wireless Xcessories Group. We have, since then, focused on our core strengths. We consider ourselves to be the largest distributor of accessories to independent wireless dealers in the United States. Our website address is Wirexgroup.com

PRODUCTS & SERVICES
-------------------

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

CUSTOMERS
---------

Our customer base consists of more than 2,500 independent dealers from a one-location mall kiosk to multi-store retail franchisers covering 250 locations and more. In addition, we sell to some of the largest distributors of cell phones, computers, and infrastructure products. These distributors in turn resell to airtime carriers, mass retailers, and prepaid phone distributors. One customer accounted for 8.6% and 18.4% of sales in 2005 and 2004 respectively, and a second customer 5.2% of sales in 2005 and no other Customer accounted for greater than 5% of consolidated net sales during any of the years presented.

BUSINESS MODEL
--------------

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

MANAGEMENT DISCUSSION OF FACTORS THAT HAVE AFFECTED OUR SALES GROWTH:
---------------------------------------------------------------------

(A) During the fourth quarter of 2003 we introduced a new line of rugged accessories, which we named Industrial Strength. This line has received an enthusiastic reception and is an important factor in our sales growth.

(B) Early in 2004 we introduced a value-added catalog that shows our customers and prospects all of the free services that are available to grow their business. To our knowledge, we are the only organization that offers this variety and depth of market and sales assistance.

(C) In the third quarter of 2004, we introduced The Platinum Collection of accessories, which have features and benefits equal or superior to higher priced OEM accessories.

(D) In 2005 we realigned our sales force and our sales compensation plan to provide incentive to and reward the sales people who grow their business.

(E) In early, 2005 we have introduced handsets to supplement our numerous product offerings. Also, in 2005, we introduced an extensive line of accessories for Apple IPods, Mp3 players, as well as a 300-item line of OEM Accessories.

(F) We continue to introduce new products and product lines so that there is always something new to offer customers and prospects. During this quarter we introduced 360 items into our product line.

(G) In September 2005, we introduced to our retailers an E-Commerce Direct to Consumer Accessory Fulfillment Program.

EMPLOYEES
---------

Wireless Xcessories Group employs approximately 83 full time workers divided into accounting, sales, customer services, marketing, purchasing/product development, MIS, quality control, and warehouse picking and packing. Our 8-person management team has been with the company from 2-15 years, with most managers having 5-10 years experience.

No employee is covered by collective bargaining and we consider our employee relations to be excellent.

COMPETITION
-----------

The aftermarket wireless accessory industry is both competitive and fragmented. There are a number of local and regional distributors who import their products from the Far East, and there are 10 or more national distributors.

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

WE FACE CERTAIN RISKS RELATED TO CASH ACCOUNTS, SHORT-TERM INVESTMENTS AND
--------------------------------------------------------------------------
CREDIT LOSSES.
--------------

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on May 11, 2005. The following are results of the voting on the proposals submitted to the stockholders at the annual meeting:

Proposal No. 1: Election of Directors.
The following individuals were elected as directors:

         NAME                          FOR         AGAINST
         ----                          ---         -------
Stephen Rade                        3,973,633      297,993
Christopher McConnell               4,078,956      192,670
Bradley T. MacDonald                4,091,456      180,170
Allan Kalish                        4,091,656      179,970
Christopher C. Cole                 4,091,656      179,970

There were no broker non-votes or abstentions or votes withheld with respect to this proposal.

Proposal No.2: Proposal to ratify the appointment by our Board of Directors of Bagell, Josephs, Levine & Company LLC as the Company's independent auditors for the fiscal year ending December 31, 2005.


                FOR:            4,091,056
                AGAINST:          180,570


The proposal passed by a majority of the vote's casts as dictated by our by-laws. There were no broker non-votes or votes withheld with respect to this proposal.



                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company trades its Common Stock under the symbol "XWG" on the American Stock Exchange.

The following tables set forth the range of high and low closing prices for the quarters indicated for Common Stock from NMS for the period January 1, 2004 through April 2005 on the OTC and from April 2005 through December 31, 2005 on the American Stock Exchange.

                                         COMMON STOCK
                                       ----------------
                                       High         Low
                                       ----         ---
            2004

            FIRST QUARTER              0.53         0.37
            SECOND QUARTER             0.65         0.35
            THIRD QUARTER              1.75         0.54
            FOURTH QUARTER             2.40         1.40


            2005

            FIRST QUARTER              3.15         1.90
            SECOND QUARTER             8.70         2.61
            THIRD QUARTER             15.05         6.30
            FOURTH QUARTER            10.90         4.36


The OTC prices reflect inter-dealer quotations, without retail mark-ups, markdowns or other fees or commissions, and may not necessarily represent actual transactions.

There were 61 record holders of the Company's Common Stock as of February 1, 2006. A substantially larger number of beneficial owners hold such shares of Common Stock in depository or nominee form. No dividends have been paid on the outstanding shares of Common Stock.


ITEM 6. SELECTED FINANCIAL DATA

INTRODUCTION

The following table sets forth the selected financial data for Wireless Xcessories Group, Inc. This information should be read in conjunction with the Consolidated Financial Statements and Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" that appear elsewhere in this document.

The Selected Financial Data have been derived from the consolidated financial results for the year ended December 31, 2005 and 2004 audited by Bagell, Josephs, Levine & Company, L.L.C, respectively, appear only in this section.

                             SELECTED FINANCIAL DATA
                         FISCAL YEAR ENDED DECEMBER 31,


                                                  2005         2004
                                                --------     --------

                ($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     INCOME STATEMENT DATA:

     NET SALES                                  $ 22,059     $ 15,307
     COST OF SALES                                13,663        8,479
                                                --------     --------

     GROSS PROFIT                                  8,396        6,828
                                                --------     --------

     SELLING, GENERAL &
     ADMINISTRATIVE EXPENSES                       6,254        5,920
     (OTHER INCOME) EXPENSE
     LOSS (GAIN) FROM DISPOSITION OF PROPERTY          9          (32)
     (GAIN) ON SALE OF INVESTMENTS                  (153)         (50)
     (INTEREST INCOME)                               (18)         (23)
     INTEREST EXPENSE                                --             5
                                                --------     --------
     NET INCOME BEFORE INCOME TAXES                2,304        1,008
     INCOME TAX EXPENSE                              271            0
                                                --------     --------
     NET INCOME                                    2,033        1,008
                                                ========     ========

     NET EARNINGS PER SHARE OF
     COMMON STOCK- BASIC                        $   0.45     $   0.21
                                                ========     ========

     NET EARNINGS PER SHARE OF
     COMMON STOCK- DILUTED                      $   0.44     $   0.21
                                                ========     ========


BALANCE SHEET DATA:

                               AS OF DECEMBER 31,
                               ------------------

                                              2005          2004
                                            --------      --------
     WORKING CAPITAL                        $  5,806      $  3,568
     TOTAL ASSETS                              7,326         5,299
     LONG TERM DEBT                              --            --
     STOCKHOLDERS' EQUITY                      6,173         4,052




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year Ended December 31, 2005 ("2005") Compared to Year Ended December 31, 2004 ("2004")

Net sales increased by 44.1% or $6.8 million from $15.3 million in 2004 to $
22.1 million in 2005. The increase in sales is mainly attributable to the major expansion of our products and product lines such as our IPOD MP3, PDA, Bluetooth, and OEM accessories along with the distribution of phones, which contributed approximately $ 5.5 million of extra volume and provided a vehicle to not only open new markets, but supplement sales from our regular customer base. Additionally, the Company has significantly improved its competitive position due to the introduction of these product lines, expanded value added services offered to customers bolstered by a 30 person Sales and Customer Service department, expanded product selection, expanded marketing and overall pricing/value relationship offered to Customers. We have made significant progress in fostering the growth of new customers and in developing the potential of some of our larger Customers, and highly compensate our sales force for their success in booking new business, but were effected in the third and fourth quarter of 2005 by the diminution and eventual loss of sales from our largest customer who began to import directly from China.

Gross profit increased by $1,568,142 or 23.0% from $6,828,176 in 2004 to $8,396,318 in 2005, but as a percentage of sales decreased from 44.6% to 38.1% The fall off in gross profit percentage resulted from the major expansion of lower priced third party product sales and favorable pricing given to new and selected existing Customers to expand business. Offsetting this in part was reductions in charges to earnings and as a percentage of sales to provide for obsolete and slower moving inventory due primarily to enhanced controls over new purchases, and faster identification and promotion of overstocked and slow moving product and overall reduction of total freight costs as a percentage of sales due to a greater proportion of our purchases being domestic offset in part by higher freight costs.

Selling, general and administrative ("SG&A") expenses increased by 5.7% or $ 334,666 from $ 5,919,663 in 2004 to $ 6,254,329 in 2005 and as a percentage of sales decreased from 38.7% in 2004 to 28.4% in 2005. This is a result of the Company's continuous cost cutting program and emphasis on improved employee productivity particularly, a reduction in warehouse labor, which resulted in a significant improvement in our sales per employee ratio, and in several other general and administrative line items such as, telephone costs, major reduction to bad debt expenses due to a tightened credit policy and stringent collection procedures, depreciation expense and various other administrative expenses.

Interest income decreased from $22,803 in 2004 to a net interest income of $18,320 in 2005 due primarily to less funds being invested in interest bearing accounts and a larger amount and percentage of its cash in non-interest bearing money market instruments.

The Company's effective income tax rate in calculating an expense on the net income on 2005 would have been 39% or a total expense of $895,209. As of December 31, 2005, the Company has applied a total of $619,990 consisting of unapplied Federal and State tax loss carry forwards and tax timing differences from its tax allowances against its 2005 income tax expense resulting in an expense of $271,113 or 12% of taxable income. Our effective income tax rate in 2005 and 2004 was 39% and 38%, respectively.

NEW ACCOUNTING STANDARDS

In March 2005, the FASB issued Statement of Financial Accounting Standards Interpretation Number 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations." FIN 47 provides clarification regarding the meaning of the term "conditional asset retirement obligation" as used in SFAS 143, "Accounting for Asset Retirement Obligations." FIN 47 is effective for the year ended December 31, 2005. The effect of FIN 47 on the Company's financial position, results of operations and cash flows is immaterial.

In May 2005, the FASB issued SFAS 154, "Accounting for Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 changes the requirements with regard to the accounting for and reporting a change in an accounting principle. The provisions of SFAS 154 require, unless impracticable, retrospective application to prior periods presented in financial statements for all voluntary changes in an accounting principle and changes required by the adoption of a new accounting pronouncement in the unusual instance that the new pronouncement does not indicate a specific transition method. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in an accounting estimate, which requires prospective application of the new method. SFAS 154 is effective for all changes in an accounting principle made in fiscal years beginning after December 15, 2005. The Company plans to adopt SFAS 154 beginning January 1, 2006. Because SAS 154 is directly dependent upon future events, the Company cannot determine what effect, if any, the expected adoption of SFAS 154 will have on its financial condition, results of operations or cash flows.

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

In determining the adequacy of the reserve for inventory obsolescence, we consider a number of factors including the aging of the inventory, individual product weeks on hand and reaction to promotions and markdowns, recent sales trends, availability of the product in the market, industry market conditions and overall economic conditions. Actual amounts could differ significantly from our estimates. In assessing the realizability of deferred income tax assets, we consider whether it is more likely than not that the deferred income assets will be realized through the future generation of taxable income

LIQUIDITY AND CAPITAL RESOURCES

Our requirement for capital is to fund (i) sales growth and (ii) financing for possible acquisitions (iii) Re purchase of the Company's Common Stock, and (iv) Capital Expenditures mainly related to business system upgrades. Our primary source of financing during 2005 and 2004 were cash flow from operations, and principal payments of Notes Receivable in 2004.

Our working capital as of December 31, 2005 and 2004 was $ 5,805,890 and $ 3,567,918, respectively. Net cash provided by operating activities for the years ended December 31, 2005 and 2004 was $906,113 and $ 1,065,732, respectively. In 2005, we showed cash from operations of $ 2,281,149 from our net income of $ 2,033,244 as adjusted for non-cash items of depreciation and amortization of $ 258,313 bad debt provision of $ 2,920 and Common Stock issued to consultants of $ 87,550 offset in part by increases in deferred income taxes of $100,878.

Changes in assets and liabilities in 2005 resulted in a net use of $ 1,375,036 from increases in Accounts Receivable, Inventory and Prepaid expenses and other Assets of $605,169, $539,304 and $ 138,798, respectively, and by a decrease in Accounts payable and accrued expenses of $91,765.

In 2004 we showed cash from operations of $ 1,516,328 from our net income of $1,008,416 as adjusted for non-cash items of depreciation and amortization of $336,914, bad debt provision of $110,368 and $60,631 of Common Stock issued to directors, Changes in assets and liabilities in 2004 resulted in a net use of $450,596 from increases in Accounts Receivable, Inventory and Prepaid expenses and other Assets of $511,094, $121,459 and $85,082, respectively, offset in part by a increase in Accounts Payable and Accrued expenses of $267,039.

Our Inventory turns have improved over both 2005 and 2004 reflected in the fact that our overall sales has increased by approximately 92% over the two-year period while our inventory level has increased by approximately 35% in comparing December 31, 2005 to December 31, 2004. This is a result of tighter controls instituted over new purchases, and faster identification and promotion of overstocked and slower moving product.

Net cash used in investing activities in 2005 of $127,704 resulted from capital expenditures of $141,137 offset in part by the collection of $13,433 of principal payments related to the sale of discontinued operations. The bulk of Capital Expenditures in 2005 were for upgrades to our business system including continued improvements to our website and on-line ordering capabilities and warehouse efficiency improvements and upgrades to selected user hardware (Computers and printers).

Net cash used in investing activities in 2004 of $95,639 resulted from capital expenditures net of disposals of $256,829 offset in part by principal payments of $161,190 relating to the sale of discontinued operations. The bulk of Capital Expenditures in 2005 were for the purchase and installation of a new business system, upgrades to the Company website and on-line ordering capabilities, introduction of Radio frequency technology in our warehousing operation, and upgrades to selected user hardware (Computers and printers).

Cash used in financing activities in 2005 net payments of capital lease obligations of $ 1,999.

Cash used in financing activities in 2004 of $379,327 was due to the cost of re-acquiring Company stock of $375,053 and net payments of capital lease obligations of $4,274.

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

COMMITMENT:

We lease warehouse and administrative office space and copy machines with non-cancelable operating lease agreements, which expire at various dates. Certain leases for warehouse and other space contain rental escalation clauses based on the Consumer Price Index. Future minimum lease payments including base rent, common area charges, and lease required real estate tax charges non-cancelable operating leases for the year ending December 31, 2005 are as follows:

                       2006              $   436,411
                       2007                  444,062
                       2008                  480,618
                       2009                  161,494
                       thereafter                 --
                                         -----------
                       Total             $ 1,522,585
                                         ===========

SEASONALITY AND INFLATION:

In fiscal years 2005 and 2004 the Company did approximately 51% and 54%, respectively, of its sales in the second half of the year. This reflected the more traditional pick up of additional business in the months preceding the December Holiday season.

The impact of inflation on our operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operating results.

GRAPHS

Total Revenue - Quarterly
Dollars in Millions


          3.151   3.905   4.075   4.176   4.955   5.835   5.293   5.976
         --------------------------------------------------------------
QTR         1       2       3       4       1       2       3       4
 FY        04      04      04      04      05      05      05      05



Gross Profit - Quarterly
Dollars in Millions


          1.461   1.765   1.746   1.846   2.066   2.157   2.022   2.151
         --------------------------------------------------------------
QTR         1       2       3       4       1       2       3       4
 FY        04      04      04      04      05      05      05      05


Operating Cash Flow - Quarterly
Dollars in Thousands


          263     473    619      -290     583     -423     244   502
         --------------------------------------------------------------
QTR         1       2       3       4       1       2       3       4
 FY        04      04      04      04      05      05      05      05


Earnings per Share - Quarterly
Dollars


         .01      .07     .06     .07     .13     .16     .07     .09
         --------------------------------------------------------------
QTR         1       2       3       4       1       2       3       4
 FY        04      04      04      04      05      05      05      05



QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - The Company did not have any interest rate risk at December 31, 2005, as there was no outstanding debt owed by the Company other fixed interest capital lease obligations.

Foreign Currency Risk - We do not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements with international customers and suppliers are denominated in U.S. dollars. We purchase approximately 48% of our products from manufacturers located overseas, principally in the Far East. The depreciation of the U.S.

dollar against the major Asian currencies could, therefore, cause an increase in the cost of our products and adversely affect our results of operations or financial condition.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As of December 31, 2005 and 2004 there were no changes in or disagreements with Bagell, Josephs, Levine & Company LLC on accounting or financial disclosures.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth as of February 1, 2006, the name of each of our directors and executive officers, his principal occupation and the nature of all positions and offices with us held by him. Our directors will hold office until the next Annual Meeting of Stockholders.

                                                                         FIRST
                                                                         BECAME
NAME                       AGE  OFFICE                                  DIRECTOR
-----                      ---  -------                                 --------
Stephen Rade               68   President, Chief Executive                1996
                                Officer and Chairman of the Board
Christopher F. McConnell   52   Director                                  1998
Ronald E. Badke            60   Chief Financial Officer and Secretary     1995
Allan Kalish               80   Director                                  1998
Christopher C. Cole        50   Director                                  2000
Bradley T. MacDonald       58   Director                                  1999
Dawn Kenderdine            36   Vice President and business development
                                Manager


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

Mr. MacDonald was elected a director in March 1999. He is also Chairman of the Board and Chief Executive Officer of Medifast, Inc (AMEX:MED), a position he has held since January 1998. Prior thereto, he was appointed as Program Director of the U.S. Olympic Coin Program of the Atlanta Centennial Olympic Games. From 1991 through 1994, Mr. MacDonald returned to active duty to be Deputy Director and Chief Financial Officer of the Retail, Food and Hospitality and Recreation Business for the United States Marine Corps. Prior thereto, Mr. MacDonald served as Chief Operating Officer of the Bonnie Sunglass Company, President of Pennsylvania Optical Co., Chairman and CEO of Mac Donald and Associates' which had major financial interests in retail drug, consumer candy, and pilot sunglass companies. Mr. Mac Donald was national president of the Marine Corps Reserve Officer Association and retired from the United States Marine Corps as a Colonel in 1997, after 27 years of service. Mr. MacDonald is a member of the Board of Directors of Toys for Tots Foundation.

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

Ms. Kenderdine has been with the Company since 1993, and holds the title of Vice President a position she was promoted to in August, 2005. Prior thereto, she has held the title of Business Development and Purchasing manager from 2001 and Purchasing Manager from 1994 to 2001.


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

To the best of our knowledge, based solely on a review of the copies of such reports furnished to us and written representations with respect to the year ended December 31, 2005, our officers, directors and greater than ten percent shareholders were in compliance with all applicable Section 16(a) filing requirements.


ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth for the years ended December 31, 2005, 2004, and 2003; the compensation for services rendered in all capacities to the Company and subsidiaries by the Chief Executive Officer, the Company's other executive officer and key management personnel for the year ended December 31, 2005.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

        NAME AND PRINCIPAL POSITION                YEAR         SALARY
        ---------------------------                ----         ------
        Stephen Rade                               2005        $298,000
        Chief Executive Officer                    2004         240,692
        President and Chairman of the Board        2003         192,808

        Ronald E. Badke                            2005        $126,000
        Chief Financial Officer and                2004         128,308
        Secretary                                  2003         133,212

        Susan Rade                                 2005        $183,942
        Vice President                             2004         185,869
        Sales Account manager                      2003         192,657

        Dawn Kenderdine                            2005        $119,756
        New Business Development Manager           2004         123,023
        Purchasing Director                        2003         103,897


EMPLOYMENT AGREEMENTS

In August 2005, the Company entered into an employment agreement with its Chairman of the Board and Chief Executive Officer, Stephen Rade commencing on September 1, 2005 and expiring on August 31, 2008. The agreement calls for an annual salary of $ 248,000 and an annual bonus of $ 50,000 predicated on Mr. Rade achieving certain financial targets. The agreement also provides that Mr. Rade can receive 5% of the value of any acquisitions under conditions stipulated in the contract. Prior employment agreements with each of Messrs. Rade, and Badke terminated on April 1998 and March 1999, respectively.

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

No option shares were granted to any Director under this plan in 2004.

In June 2002, the Board approved the issuance of 40,000 shares of the Company's Common Stock to its non-employee directors for service on the Board and its various committees. The stock was issued in late April 2003 and includes a total of 10,000 shares each to Christopher McConnell, Christopher Cole, Bradley MacDonald and Allan Kalish, respectively.

In June 2004, the Board approved the issuance of 40,000 shares of the Company's Common Stock to its non-employee directors for service on the Board and its various committees. The stock was issued in the third quarter of 2004 with a total of 10,000 shares each going to Christopher McConnell, Christopher Cole, Bradley MacDonald and Allan Kalish, respectively.

In December 2004, the Board approved an annual fee of $5,000 to each of its non-employee directors for service on the Board and its various committees and the issuance of stock options valued at $5,000 each based on the closing stock price on the day of issuance, which was February 1, 2005.

STOCK OPTIONS

Under the Company's 1995 Stock Option Plan (the "Plan"), the Company's board of directors or a stock option committee appointed by the board may grant stock options to officers, key employees, directors, and independent consultants of the Company. Currently, 672,624 shares of the Company's common stock are reserved for issuance under the Plan.

The following table sets forth the details of the options held at the end of the year December 31, 2005 by the executive officers set forth in the Summary Compensation Table. Mr. Rade, Mr. Badke and Ms. Kenderdine were not granted options under the Plan during the year 2005, but 10,000 option shares were granted to Dan Kenderdine our facilities manager and husband of executive officer Dawn Kenderdine and accordingly is listed below as part of Ms. Kenderdine holdings.

                                FISCAL YEAR END OPTION VALUES

                                 NUMBER OF SHARES UNDERLYING
                                UNEXERCISED OPTIONS AT FISCAL
                                          YEAR END
                                -----------------------------
      NAME               Exercisable   Weighted   Option      Option
                            Shares     Exercise   Market    Underlying
                                        Price     Value       Value

      Ronald E. Badke       20,000      $1.44    $100,800     $72,000
      Dawn Kenderdine       40,000      $2.23    $201,600    $112,400



(1) The market value used in the above chart was $5.04, which represents the closing price of the Company's Common Stock as of the close of business on December 31, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of February 1, 2006, as supplied to the Company, regarding the beneficial ownership of the Common Stock by all persons known to the Company who own more than 5% of the outstanding shares of the Company's Common Stock, each director of the Company, each executive officer of the Company named in the Summary Compensation Table included elsewhere in this report and all executive officers and directors as a group. Unless otherwise indicated, based on information provided to the Company by the directors, executive officers and principal shareholders, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

NAME*                                   NUMBER OF SHARES
                                      BENEFICIALLY OWNED(1)       PERCENTAGE(2)
                                      ---------------------       -------------
Christopher F. McConnell (3)                  47,427                  1.1%
Stephen Rade                                 732,000                  16.3%
Ronald E. Badke (4)                           23,200                   -- **
Christopher C. Cole (5)                       67,427                  1.5%
Allan Kalish (6)                              51,427                  1.1%
Bradley T. MacDonald (7)                      35,427                  -- **
Dawn Kenderdine (8)                           49,500                  1.1%
Directors and Officers as a group          1,006,408                  22.5%
(7) persons)(8)


* The business address of each shareholder named in this table is Wireless Xcessories Group, Inc, 1840 County Line Road, Huntingdon Valley, PA 19006.
**Less than 1%.

(1) For purposes of this table, a person or group is deemed to have "beneficial ownership" of any shares, which such person has the right to acquire within 60 days.

(2) Percentage ownership is based on 4,481,795 shares of Common Stock outstanding net of Treasury Stock on February 1, 2006. For purposes of computing the percentage of outstanding shares held by each such person or group of persons named above, any security which such person or group of persons has the right to acquire within 60 days is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3) Includes exercisable options to purchase 47,427 shares.

(4) Includes exercisable options to purchase 20,000 shares and 3,200 vested common stock shares under the Company's restricted stock program.

(5) Includes exercisable options to purchase 44,427 shares.

(6) Includes exercisable options to purchase 41,427 shares.

(7) Includes exercisable options to purchase 2,427 shares

(8) Includes exercisable options to purchase 40,000 shares and 4,000 vested common stock shares under the Company's restricted stock program.

(9) Includes exercisable options to purchase 195,708 shares.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We employ Susan Rade, wife of Stephen Rade, current CEO, as a high volume and senior sales person with certain administrative functions. In this role, Mrs. Rade earns the bulk of her compensation as part of our sales incentive commission programs earning $183,942 and $185,869 in the twelve months December 31, 2005 and 2004, respectively, including draws, commission and a $36,000 salary for administrative duties. We employ Dan Kenderdine, husband of Dawn Kenderdine, as our Facilities Manager since mid 2004. Mr. Kenderdine earns the bulk of his compensation from salary and bonuses earning $ 44,270 for the year ended December 31, 2005 and $ 13,117 for the partial year ending December 31, 2004. Additionally, Mr. Kenderdine was awarded 10,000 stock options under the Company's stock option plan in December 2005 at a price of $4.68 per share.

ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The term " disclosure controls and procedures " is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. They have concluded that, as of December 31, 2005 our disclosures were effective to ensure that:

     (1) That information required to be disclosed by the Company in reports that it files or submits under the act is recorded, processed, summarized and reported, within the time periods specified in the Commissions' rules and forms, and
     (2) Controls and procedures are designed by the Company to ensure that information required to be disclosed by Wireless Xcessories Group, Inc in the reports it files or submits under the Act is accumulated and communicated to the issuer's management including the principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding financial disclosure.

This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of December 31, 2005 our disclosure and procedures were effective in ensuring that required information would be disclosed on a timely basis in our reports filed under the exchange act.

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


ITEM 16. PRINCIPAL ACCOUNTANT FEES AND SERVICES

                            AUDIT AND NON-AUDIT FEES:

For the years ended December 31, 2004 and 2005, fees billed for services performed by Bagell, Josephs, Levine & Company, L.L.C., the Company's independent auditor, charged to the Company for the annual certified audits, for 10Q filings for the quarters ended March 31, June 30 and September 30, 2004 and 2005 and miscellaneous services, were as follows:

                                      FISCAL          FISCAL
                                     YEAR 2004       YEAR 2005
                                     ---------       ---------
          Annual certified audit        31,500          33,500
          10QSB reviews                 15,000          15,000
          Other charges                  2,000             --
                                     ---------       ---------
              TOTAL                     48,500          48,500
                                     =========       =========

All above charges were included as an expense to the Company in the respective years listed above.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS










                                                                            PAGE
                                                                            ----



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ..................   F-2


CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2005 AND 2004 .............   F-3


CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED
DECEMBER 31, 2005 AND 2004 ...............................................   F-5


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS
ENDED DECEMBER 31, 2005 AND 2004 .........................................   F-6


CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2005 AND 2004 ...............................................   F-7


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...............................   F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders
Wireless Xcessories Group, Inc. Inc.
Huntingdon Valley, PA


We have audited the accompanying consolidated balance sheets of Wireless Xcessories Group, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Xcessories Group, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the consolidated results of its operations and changes in stockholders' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

Gibbsboro, New Jersey
February 17, 2006

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2005 AND 2004


                                     ASSETS



                                                          2005          2004
                                                      ------------  ------------
CURRENT ASSETS
   Cash and cash equivalents                          $  2,683,692     1,907,282
   Accounts receivable (net of allowance for doubtful
      accounts of $100,696 and $157,142, respectively)   1,732,817     1,130,568
   Inventories                                           2,098,367     1,559,063
   Prepaid expenses and other assets                       343,188       204,390
   Current portion of deferred income taxes                100,878
   Current maturities of notes receivable                       --        13,433
                                                      ------------  ------------

          Total current assets                           6,958,942     4,814,736

PROPERTY AND EQUIPMENT - Net                               331,378       448,555

OTHER ASSETS                                                35,751        35,751
                                                      ------------  ------------

Total assets                                          $  7,326,071  $  5,299,042
                                                      ============  ============






                   The accompanying notes are an integral part of these consolidated financial statements.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                         2005          2004
                                                     ------------  ------------
CURRENT LIABILITIES
   Current portion of long-term debt                 $         --  $      1,999
   Accounts payable                                       862,974       972,581
   Income taxes payable                                   100,878            --
   Net liabilities of discontinued operations                  --        35,757
   Accrued payroll and related benefits                   140,997       191,607
   Other accrued expenses                                  48,203        44,874
                                                     ------------  ------------

          Total current liabilities                     1,153,052     1,246,818
                                                     ------------  ------------

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.001, 1,000,000 shares
      authorized, no shares issued or outstanding              --            --
   Common stock, par value $.001, 10,000,000 shares
      authorized, 5,343,080 and 5,327,080 issued in
      2005 and 2004, respectively                           5,343         5,327
   Additional paid-in capital                          11,411,124    11,363,939
   Accumulated deficit                                 (4,830,376)   (6,863,620)
   Treasury stock, at cost, 861,385 and 868,885
      shares, respectively                               (413,072)     (453,422)
                                                     ------------  ------------

          Total stockholders' equity                    6,173,019     4,052,224
                                                     ------------  ------------

Total liabilities and stockholders' equity           $  7,326,071  $  5,299,042
                                                     ============  ============



                   The accompanying notes are an integral part of these consolidated financial statements.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004



                                                         2005          2004
                                                     ------------  ------------
Net sales                                            $ 22,059,179  $ 15,307,452
Cost of sales                                          13,662,861     8,479,276
                                                     ------------  ------------

Gross profit                                            8,396,318     6,828,176

Selling, general and administrative expenses           (6,254,329)   (5,919,663)
                                                     ------------  ------------

Income from operations                                  2,141,989       908,513

Other Income (Expense):
   (Loss) Gain from disposition of Property                (8,824)       31,500
   Gains on sale of Investments                           152,872        50,276
   Interest income                                         18,320        22,803
   (Interest expense)                                          --        (4,676)
                                                     ------------  ------------
Income before Income taxes                              2,304,357     1,008,416

Income tax expense                                        271,113            --
                                                     ------------  ------------

Net Income                                           $  2,033,244  $  1,008,416
                                                     ============  ============

Earnings per common share -
   Basic:
   Net Income                                        $       0.45  $       0.21
                                                     ============  ============
   Diluted:                                          $       0.44  $       0.21
   Net Income                                        ============  ============

Weighted average number of common
shares outstanding - Basic                              4,467,570     4,692,093
                                                     ============  ============

Weighted average number of common
shares outstanding - Diluted                            4,672,779     4,759,335
                                                     ============  ============




                   The accompanying notes are an integral part of these consolidated financial statements.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004





                                   COMMON STOCK                                             TREASURY STOCK
                             -------------------------     PAID-IN     ACCUMULATED    --------------------------
                                SHARES        AMOUNT       CAPITAL       DEFICIT         SHARES         AMOUNT          TOTAL
                             -----------   -----------   -----------   -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 2003     5,262,080   $     5,262   $11,341,106   $(7,872,036)      (448,110)   $  (116,461)   $ 3,358,231
Stock Issued                      65,000            65        22,473                       73,000         38,092         60,630
Stock repurchased                     --            --            --            --       (493,775)      (375,053)      (375,053)
Net income                            --            --            --     1,008,416             --             --
                             -----------   -----------   -----------   -----------    -----------    -----------    -----------

BALANCE, DECEMBER 31, 2004     5,327,080         5,327    11,363,939    (6,863,620)      (868,885)      (453,422)     4,052,224
Stock Issued                      16,000            16        47,185                        7,500         40,350         87,551
Net Income                            --            --            --     2,033,244             --             --      2,033,244
                             -----------   -----------   -----------   -----------    -----------    -----------    -----------

BALANCE, DECEMBER 31, 2005     5,343,080   $     5,343   $11,411,124   $(4,830,376)      (861,385)   $  (413,072)   $ 6,173,019
                             ===========   ===========   ===========   ===========    ===========    ===========    ===========



                   The accompanying notes are an integral part of these consolidated financial statements.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004




                                                                    2005            2004
                                                                ------------    ------------
OPERATING ACTIVITIES:
   Net Income                                                   $  2,033,244    $  1,008,416

Adjustments to reconcile net income to net cash provided
by operating activities:
   Depreciation and amortization                                     258,313         336,914
   Provision for doubtful accounts                                     2,920         110,368
   Common Stock issued to Directors, Officer and employees                --          60,630
   Common Stock issued to Consultants                                 87,550              --
   Deferred Income taxes                                            (100,878)             --
Changes in assets and liabilities, net of effects from
dispositions:
   Accounts receivable                                              (605,169)       (511,094)
   Inventories                                                      (539,304)       (121,459)
   Prepaid expenses and other assets                                (138,798)        (85,082)
   Accounts payable and accrued expenses                             (91,765)        267,039
                                                                ------------    ------------

          Net cash provided by operating activities                  906,113       1,065,732
                                                                ------------    ------------

INVESTING ACTIVITIES:
   Purchases of property and equipment, net                         (141,137)       (256,829)
   Principal payment received on note receivables from
      sale of subsidiaries                                            13,433         161,190
                                                                ------------    ------------

          Net cash (used in) investing activities                   (127,704)        (95,639)
                                                                ------------    ------------



                   The accompanying notes are an integral part of these consolidated financial statements.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004



                                                                    2005            2004
                                                                ------------    ------------
FINANCING ACTIVITIES:
   Payments on capital lease obligation                         $     (1,999)   $     (4,274)
   Repurchase of common stock                                             --        (375,053)
                                                                ------------    ------------

          Net cash (used) in financing activities                     (1,999)       (379,327)
                                                                ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            776,410         590,767

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                      1,907,282       1,316,515
                                                                ------------    ------------

CASH AND CASH EQUIVALENTS - END OF YEAR                         $  2,683,692    $  1,907,282
                                                                ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during year for:

       Interest                                                 $         --    $      4,676
                                                                ============    ============

       Income taxes                                                  270,000              --
                                                                ============    ============


Supplemental Disclosure of Non-Cash Activity:
       Common Stock issued to Directors, Officer and Employee   $         --    $     60,630
                                                                ============    ============
       Common Stock issued to Consultants                       $     87,550    $         --
                                                                ============    ============



                   The accompanying notes are an integral part of these consolidated financial statements.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation- The consolidated financial statements include the accounts of the Wireless Xcessories Group, Inc. and its wholly owned subsidiaries. All material intercompany transactions have been eliminated.

Significant Estimates--we have made a number of estimates and assumptions related to the reporting of assets and liabilities in preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The most significant estimates relate to the allowance for doubtful accounts, the reserve for inventory obsolescence and the deferred tax value allowance.

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

Cash equivalents- The Company considers all highly liquid investments with a maturity date of three months or less from the date of purchase or high-grade money market funds to be cash equivalents.

Concentration of Risk- the Company has not experienced any losses on its cash accounts or short-term investments. The Company sells its products to commercial businesses. Through its continuing relationships with these customers, the Company performs credit evaluations and generally does not require collateral. The Company maintains a reserve for potential credit losses. One customer accounted for 18.4% and 8.6% of sales in 2004 and 2005 respectively, and a second customer 5.2% of sales in 2005 and no other Customer accounted for greater than 5% of consolidated net sales during any of the years presented.

In 2005, the Company purchased approximately 23.5% of its products from two Far East suppliers accounting for approximately 12.7% and 10.8% respectively, of total purchases. No other vendor accounted for 10% or more of our purchases. In 2004, the Company purchased approximately 61% of its products from two Far East and one Domestic supplier accounting for approximately 32%, 19% and 10% respectively, of total purchases. No other vendor accounted for 10% or more of our purchases No other vendor accounted for 10% or more of our purchases.

Inventories- Inventories, which consist solely of finished goods, are carried at the lower of cost, determined on a first-in, first-out basis (FIFO), or market value.

Property and Equipment- Property and equipment are stated at cost. Additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation and amortization of property and equipment is calculated under the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives are five to seven years for furniture and fixtures and three to ten years for machinery and equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of their leases. Depreciation and amortization expense was $258,313 and $336,914 in 2005 and 2004, respectively, and is included in selling, general and administrative expense in the consolidated statements of operations.

Revenue Recognition -- Revenue is recognized at the point of shipment in accordance with our standard shipping terms which is FOB shipping point, which includes all groups of products and services we provide to our Customers. Any shipment not in accordance with our standard shipping terms would recognize revenue at the point of destination.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
                                                    2005           2004
                                                 ----------     ----------
           Basic EPS Shares                       4,467,570      4,692,093
           Dilutive effect of stock options
             and warrants                           205,209         67,242
                                                 ----------     ----------
           Diluted EPS shares                     4,672,779      4,759,335
                                                 ==========     ==========

Options to purchase 205,209 and 183,500 and shares with exercise prices ranging from $.28 to $4.68 and $.28 to $4.438 respectively, were outstanding at December 31, 2005 and 2004 respectively, which shares were included in the computation of diluted EPS.

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

                        RECENT ACCOUNTING PRONOUNCEMENTS-

In March 2005, the FASB issued Statement of Financial Accounting Standards Interpretation Number 47 ("FIN 47"), "Accounting for

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Conditional Asset Retirement Obligations." FIN 47 provides clarification regarding the meaning of the term "conditional asset retirement obligation" as used in SFAS 143, "Accounting for Asset Retirement Obligations." FIN 47 is effective for the year ended December 31, 2005. The effect of FIN 47 on the Company's financial position, results of operations and cash flows is immaterial.

In May 2005, the FASB issued SFAS 154, "Accounting for Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 changes the requirements with regard to the accounting for and reporting a change in an accounting principle. The provisions of SFAS 154 require, unless impracticable, retrospective application to prior periods presented in financial statements for all voluntary changes in an accounting principle and changes required by the adoption of a new accounting pronouncement in the unusual instance that the new pronouncement does not indicate a specific transition method. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in an accounting estimate, which requires prospective application of the new method. SFAS 154 is effective for all changes in an accounting principle made in fiscal years beginning after December 15, 2005. The Company plans to adopt SFAS 154 beginning January 1, 2006. Because SAS 154 is directly dependent upon future events, the Company cannot determine what effect, if any, the expected adoption of SFAS 154 will have on its financial condition, results of operations or cash flows.


NOTE 2 - PROPERTY AND EQUIPMENT - NET

Property and equipment consists of the following:

                                  DECEMBER 31,
                                                    2005           2004
                                                 ----------     ----------
           Machinery and equipment               $2,034,293     $2,919,515
           Furniture and fixtures                   419,979        416,153
           Vehicles                                   4,000         38,463
           Leasehold improvements                   253,482        253,482
                                                 ----------     ----------
                                                  2,711,754      3,627,613

           Less accumulated depreciation
             and amortization                    (2,380,376)    (3,179,058)
                                                 ----------     ----------
           Property and equipment, net           $  331,378     $  448,555
                                                 ==========     ==========



NOTE 3 - LONG-TERM DEBT

Long-term debt consists of the following:

                                  DECEMBER 31,
                                                    2005           2004
                                                 ----------     ----------
           Revolving Credit Facility             $       --     $       --
           Capital Leases                                --         (1,999)
                                                 ----------     ----------
                                                         --          1,999
           Less current portion                          --         (1,999)
                                                 ----------     ----------
           Long-term debt, net of
             current portion                     $       --     $       --
                                                 ==========     ==========

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004


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

The Board of Directors have approved a stock buyback program and have authorized management to repurchase a total of up to 1,250,000 shares of Common Stock at a total cost not to exceed $1,000,000 through July 5, 2005. As of December 31, 2005 and 2004, the Company has repurchased cumulatively 981,775 (and subsequently reissued approximately 120,390 shares at an average price of $0.51 per share.

In August 2004, the Company issued 10,000 shares of the Company's Common Stock to each of the four non-employee directors of the Company for a total of 40,000 shares. Compensation expense of $24,000 has been charged to the financial statements as of December 31, 2004 to recognize the fair value of the shares as of the date of grant.

On December 7, 2005, the Board authorized a Company Stock buy back program for a one year period expiring on December 7, 2005 whereby management may make purchases from time to time on the open market at prevailing prices or in privately negotiated transactions of a total of up to 250,000 shares of its Common Stock at a cost not to exceed $1,000,000.

In August of 2003, the Board approved the adoption by the Company of a restricted employee stock plan authorizing the Company to issue up to 250,000 shares of its Common Stock to two current officers and key managers and employees of the Company.

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

In 2000, the stockholders of the Company approved an amendment to the Plan increasing the number of shares reserved for issuance by

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004


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

In 2005, the Company granted, under the plan, 10-year options totaling 2,427 shares to each of its four non-employee directors at $2.06 per share and 10,000 shares at $4.68 to Dan Kenderdine, the Company's Facility Director and warehouse manager and husband of Company Officer Dawn Kenderdine and 2,000 shares to another non officer employee.

At December 31, 2005 and 2004, there were a total of 672,624 and 694,152 shares available for grant.

The following information pertains to the stock options outstanding for the years ending December 31, 2005:

                                  Options outstanding     Options exercisable
                                 --------------------    --------------------
                                             Weighted              Exercisable
                                  Number     Average                 Wtd. Avg.
                                    of         Share      Options    Exercise
                                  Shares       Price      Shares      Price
                                 --------    --------    --------    --------
Options outstanding at
  December 31, 2003               216,500    $   1.05     207,000    $   1.04

     Granted ..................        --          --
     Vesting from prior year
       grants..................                             9,500    $   1.44

     Exercised ................   (33,000)       (.67)    (33,000)       (.67)
                                 --------    --------    --------    --------
Options outstanding at
  December 31, 2004               183,500    $   1.12     183,500    $   1.12


     Granted ..................    21,528        3.51      21,528        3.51
                                 --------    --------    --------    --------
Options outstanding at
  December 31, 2005               205,028    $   1.37     205,028    $   1.37
                                 ========    ========    ========    ========

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004


NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

The following table summarizes information as of December 31, 2005 concerning currently outstanding and exercisable options:

Options outstanding and exercisable


                 Options outstanding and exercisable
                              Weighted
                              Average
                             Remaining
                          Contractual Life

                                         Weighted
                                         Average                     Weighted
   Range of        Number       Life     Exercise     Number         Average
Exercise Price   Outstanding  (Years)     Price     Exercisable   Exercise Price
--------------------------------------------------------------------------------
 $0.28-$0.375      80,000       6.7      $ 0.33       80,000         $ 0.33
 $1.01-$2.00       92,500       4.3      $ 1.42       92,500         $ 1.42
 $2.06-$2.06        9,708       9.1      $ 2.06        9,708         $ 2.06
 $4.01-$5.00       23,000       7.1      $ 4.57       23,000         $ 4.57



The outstanding stock options as of December 31, 2005 vest as follows:
(a) All of the option shares are vested on the date of the grant (21,708 options outstanding at December 31, 2005)
(a) Half of the options shares are vested on the date of the grant with an additional one-half vesting in the first anniversary there from (136,000 options outstanding at December 31, 2005) or (b) one-fifth of the options shares are vested on the date of grant with an additional one-fifth vesting on the first, second, third, and forth anniversaries there from, respectively (47,500 shares outstanding at December 31, 2005).

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

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004


NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

                                                        2005          2004
                                                     ----------    ----------
       As reported net income:                       $2,033,244    $1,008,416
       Add: Stock-based compensation expense
            included in reported net income
            net of related tax effects                       --            --
       Deduct: Total stock-based
            employee compensation expense
            determined under fair value
            based method for all awards,
            net of related tax effects                  (69,143)       (1,164)
                                                     ----------    ----------
       Pro forma net income                          $1,964,101    $1,007,252
                                                     ==========    ==========
       Basic net income per common share:
       As reported                                   $     0.45    $     0.21
       Pro forma                                     $     0.44    $     0.21

       Diluted income net income per
       common share:
       As reported                                   $     0.44    $     0.21
       Pro forma                                     $     0.42    $     0.21



There were 21,708 and 0 options granted during the years ended December 31 2005 and 2004, respectively. The fair value of each outstanding option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.7%, for both 2005 and 2004; expected dividend yield of 0%; expected life of 10.0 years; and expected volatility of 100% for 2005 and 2004, respectively.

NOTE 5 - INCOME TAXES

The provision for income taxes on continuing operations consists of:

                                                        2005          2004
                                                     ----------    ----------
       Current:
       Federal                                       $  345,368    $  252,420
       State                                             25,510        28,364
                                                     ----------    ----------
                                                        370,878       280,784
                                                     ----------    ----------
       Deferred:
       Federal                                       $  (84,970)   $  252,420
       State                                            (14,795)       28,364
                                                     ----------    ----------
                                                        (99,765)      280,784
                                                     ----------    ----------
       Total provision
       For income taxes                              $  271,113            --
                                                     ==========    ==========

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004


NOTE 5 - INCOME TAXES (CONTINUED)

In conformity with SFAS No. 109, deferred tax assets and liabilities are classified based on the financial reporting classification of the related assets and liabilities, which give rise to temporary book/tax differences. Deferred taxes related to the following temporary differences:

                                  DECEMBER 31,
                                                        2005          2004
                                                     ----------    ----------
       Deferred income tax assets:
       Benefit of net operating loss carry forward   $       --    $  644,006
       Accrued compensation                                  --        19,000
       Inventory reserve                                 83,834       118,268
       Bad debts reserve                                 42,065        59,714
       Sales returns and allowances                      45,015        45,957
       Goodwill                                         224,520       251,610
       Other                                              9,500        28,500
                                                     ----------    ----------
                                                        404,934     1,167,055
       Deduct:  Deferred income tax liabilities:
       State taxes                                       14,862        18,997
                                                     ----------    ----------
                                                        390,072     1,148,058

       Deduct: Valuation allowance                      289,194     1,148,058
                                                     ----------    ----------
       Net deferred tax asset                        $  100,878    $       --
                                                     ==========    ==========


The effective income tax rate varied from the U.S. Federal statutory tax rate as follows:
                                                        2005          2004
                                                     ----------    ----------
       Statutory income tax rate                           34.0%         34.0%
       State income taxes, net of
       federal tax benefit                                  5.2           2.7
       Meals and entertainment                              0.1           0.4
       Other                                               (0.0)         (0.1)
       Valuation allowance                                (27.3)        (37.0)
                                                     ----------    ----------
       Effective tax rate                                  12.0%          0.0%
                                                     ==========    ==========


As of December 31, 2005 the Company has fully utilized all its federal and state net operating loss carry forwards. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary difference, which has included operating loss carry forwards. The Company in has provided a valuation allowance for all of its deferred tax asset balance of $1,148,058 at December 31, 2004. In 2005, The Company provided a valuation allowance of $289,194, which it applied against its deferred tax asset balance of $390,072, leaving a balance of $100,878, which is classified as a current asset for financial presentation purposes.

The Company based on the past two years profitable operation reduced the valuation allowance by $100,808 which represents the reduction in the Deferred tax assets from December 31, 2004 to December 31, 2005, net of the tax value of tax operating losses carry forwards of approximately $644,000 at December 31, 2004.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004


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

            2006                                     $  436,411
            2007                                        444,062
            2008                                        480,618
            2009                                        161,494
            thereafter                                       --
                                                     ----------
            Total:                                   $1,522,585
                                                     ==========

Rent expense exclusive of common area maintenance and real estate taxes, where applicable for all operating leases for both the years ended December 31, 2005 and 2004 was $353,919.


NOTE 7 - RELATED PARTY TRANSACTIONS

We employ Susan Rade, wife of Stephen Rade, current CEO, as a high volume and senior sales person with certain administrative functions. In this role, Mrs. Rade earns the bulk of her compensation as part of our sales incentive commission programs earning $183,942 and $185,869 in the twelve months December 31, 2005 and 2004, respectively, including draws, commission and a $36,000 salary for administrative duties.

We employ Dan Kenderdine, husband of Dawn Kenderdine our Vice President, as our Facilities Manager since mid 2004. Mr. Kenderdine earns the bulk of his compensation from salary and bonuses earning $ 44,270 for the year ended December 31, 2005 and $ 13,117 for the partial year ending December 31, 2004. Additionally, Mr. Kenderdine was awarded 10,000 stock options under the Company's stock option plan in December 2005 at a price of $4.68 per share.


NOTE 8 - SEGMENT DISCLOSURE

The Company effectively operates in one business segment, the Wireless Products Segment, which distributes cellular telephone accessory products including batteries, chargers, and antennas throughout North America. The Wireless Products Segment is headquartered in Huntingdon Valley, Pennsylvania. All revenue and essentially all long-lived assets were related to operations in the United States as of and for the years ended December 31, 2005, and 2004.

Export sales which are limited to the Americas excluding the United States were $205,721and $103,128, respectively, for the years ended December 31, 2005 and 2004. Receivables from export sales at December 31, 2005 and 2004 were $15,166 and $19,162, respectively.

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

(b) On Sept. 1, 2004 we filed a Form 8-K relating to the Board of Director approval of an increase in the amount of shares authorized to be repurchased under the Company's stock Buy Back program to 1,250,000 shares at a cost not to exceed $500,000.

(C) On December 7, 2005, the Board of Directors of the Registrant has authorized the repurchase of up to 250,000 shares of the Registrant's common stock at a total cost not to exceed $1,000,000. The stock repurchase program will expire on December 7, 2006.

NUMBER
------
3.1    Certificate of Incorporation of Company and amendments thereto*

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

21     List of Subsidiaries

99.1   Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
       Section 906 of Sarbanes-Oxley Act of 2002

99.2   Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
       Section 906 of Sarabanes-Oxley Act of 2002





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


            NAME                          TITLE                      DATE
----------------------------    ----------------------------   -----------------


/s/ Stephen Rade                Chairman of the Board, Chief   February 28, 2006
----------------------------    Executive Officer, President
Stephen Rade                    and Director (principal
                                Executive officer)


/s/ Ronald E. Badke             Chief Financial Officer        February 28, 2006
----------------------------    and Secretary (principal
Ronald E. Badke                 financial officer)


/s/ Christopher F. McConnell    Director                       February 28, 2006
----------------------------
Christopher F. McConnell


/s/ Allan Kalish                Director                       February 28, 2006
----------------------------
Allan Kalish


/s/ Christopher C. Cole         Director                       February 28, 2006
----------------------------
Christopher C. Cole


/s/ Bradley T. MacDonald        Director                       February 28, 2006
----------------------------
Bradley T. MacDonald