Form 10QSB
period 2006-03-31
WIRELESS XCESSORIES GROUP INC
filed 2006-05-11
CIK 1005504

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

                  For the quarterly period ended March 31, 2006

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


                              1840 COUNTY LINE ROAD
                          HUNTINGDON VALLEY, PA 19006
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (215) 322-4600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                          If changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of March 31, 2006, there were 4,514,122 shares of the registrant's Common Stock net of Treasury Stock, par value $.001 per share outstanding.

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

                         WIRELESS XCESSORIES GROUP, INC.
                 FORM 10-QSB FOR THE PERIOD ENDED MARCH 31, 2006



                                      INDEX

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets March 31, 2006
            (unaudited) and December 31, 2005............................ 3

           Condensed Consolidated Statements of Income for the
            three months ended March 31, 2006 and 2005
            (unaudited).................................................. 4

           Condensed Consolidated Statements of Cash Flows
            for the three months ended March 31, 2006 and
            2005 (unaudited)............................................. 5

            Notes to Condensed Consolidated Financial Statements ........ 6-8

ITEM 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................... 8-9

ITEM 3.    Financial graphs.............................................. 10

ITEM 4.    Controls and Procedures ...................................... 10-11


PART II.   COMPANY HISTORY, OVERVIEW, AND DESCRIPTION OF RECENT EVENTS

ITEM 1.    Company history, overview, and description of recent events .. 11-15

ITEM 2.    Risk Factors.................................................. 15

PART III.  OTHER INFORMATION

ITEM 1.    Submission of matters to a vote of Security holders........... 15-16
ITEM 2.    Signatures.................................................... 16

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         WIRELESS XCESSORIES GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS
                                                       March 31,   December 31,
                                                         2006          2005
                                                       --------      --------
                                                      (unaudited)

CURRENT ASSETS:
Cash and cash equivalents                                $2,649       $ 2,684
Accounts receivable (net of allowance of
$88 and $101, respectively)                               1,694         1,733
Inventories                                               2,265         2,098
Prepaid expenses and other current assets                   450           343
Deferred  income taxes-Current                              153           101
                                                       --------      --------
    Total Current Assets                                  7,211         6,959

PROPERTY AND EQUIPMENT - Net                                295           331

Deferred Income taxes                                        21           --

OTHER ASSETS                                                 36            36
                                                       --------      --------
  TOTAL ASSETS                                         $  7,563      $  7,326
                                                       ========      ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:


Accounts payable                                       $    731      $    863
Income taxes payable                                          8           101
Accrued payroll and related benefits                         69           141
Other accrued expenses                                       68            48
                                                       --------      --------
       Total Current Liabilities                            876         1,153
                                                       --------      --------
STOCKHOLDERS' EQUITY
  Preferred stock, par value $.001, 1,000,000
  shares authorized, no shares issued or
  outstanding Common stock, par value $.001,
  10,000,000 shares authorized, 5,343,080
  issued in both 2006 and 2005                                5             5
  Additional paid-in-capital                             11,411        11,411
  Accumulated deficit                                    (4,363)       (4,830)
  Treasury Stock at cost,828,958 and 861,385
    in 2006 and 2005                                       (366)         (413)
                                                       --------      --------
  Total Stockholders' Equity                              6,687         6,173
                                                       --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY              $  7,563      $  7,326
                                                       ========      ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         WIRELESS XCESSORIES GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                         Three Months Ended
                                                              March 31,
                                                        2006            2005
                                                     ----------      ----------

NET SALES                                            $    5,485      $    4,955

COST OF SALES                                             3,389           2,889
                                                     ----------      ----------
  Gross profit                                            2,096           2,066

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              1,648           1,512
                                                     ----------      ----------

INCOME FROM OPERATIONS                                      448             554

OTHER INCOME:
DIVIDEND INCOME AND CAPITAL GAINS DISTRIBUTIONS              11              18
INTEREST INCOME                                               4               3
                                                     ----------      ----------

  Income before income taxes (benefit)                      463             575

INCOME TAXES (BENEFIT)                                       (5)           --
                                                     ----------      ----------

  Net Income                                         $      468      $      575
                                                     ==========      ==========

Net Income per common share - Basic and Diluted      $     0.10      $     0.13
                                                     ==========      ==========
Basic weighted average common shares outstanding      4,483,425       4,458,195
                                                     ==========      ==========

Diluted weighted average common shares outstanding    4,687,003       4,569,147
                                                     ==========      ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements

                         WIRELESS XCESSORIES GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                     Three Months Ended March 31
                                                         2006          2005
                                                       --------      --------
OPERATING ACTIVITIES:
Net income                                             $    468      $    575
Adjustments to reconcile net income to cash
  provided by (used in) operating activities-
    Depreciation and amortization                            46            75
    Allowance for doubtful accounts                         (13)           29
    Stock issuance to a director and an officer              48           --
    Deferred Income taxes                                   (74)          --
Changes in assets and liabilities:
    Accounts receivable                                      52          (329)
    Inventories                                            (168)          170
    Prepaid expenses and other assets                      (106)          (15)
    Accounts payable and accrued expenses                  (278)           78
                                                       ----------    --------
Net cash provided by
  (used in)operating activities                             (25)          583
                                                       ----------    --------

INVESTING ACTIVITIES:
Purchase of property and equipment                          (10)          (68)
Principal payments on notes receivables                     --             13
                                                       --------      --------
Net cash (used in) investing activities                     (10)          (55)
                                                       --------      --------

FINANCING ACTIVITIES:
Net payments on borrowings                                  --             (2)
                                                       --------      --------

Net cash (used in) financing activities                     --             (2)
                                                       --------      --------

NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS         (35)          526
  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          2,684         1,907
                                                       --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $  2,649      $  2,433
                                                       ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:

   Common Stock issued to a Director and Officer       $     48           --
                                                       ========      ========

   Income tax paid                                     $    162
                                                       ========      ========

         The accompanying notes are an integral part of these condensed consolidated financial statements

                         WIRELESS XCESSORIES GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the management of Wireless Xcessories Group, Inc. ("Wireless Xcessories" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. All such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the Year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for the full year. Certain prior year amounts have been reclassified to conform to current period presentations.

2. STOCK REPURCHASE PROGRAM

The Board of Directors had approved a stock buyback program and had authorized management to repurchase a total of up to 1,250,000 shares of Common Stock at a total cost not to exceed $1,000,000 through July 5, 2005. As of March 31, 2006 and 2005, the Company has repurchased cumulatively 981,775 (and subsequently reissued approximately 152,817 shares) at an average price of $.51 per share.

On December 7, 2005, the Board authorized a Company Stock buyback program for a one year period expiring on December 7, 2006 whereby management may make purchases from time to time on the open market at prevailing prices or in privately negotiated transactions of a total of up to 250,000 shares of its Common Stock at a cost not to exceed $1,000,000. Through March 31, 2006 no purchases have been made under December 7, 2005 program.

3. SEGMENT DISCLOSURE

The Company operates in one business segment, which distributes cellular telephone accessory products principally in North America. The Wireless Products Segment is headquartered in Huntingdon Valley, Pennsylvania and all revenue and essentially all long-lived assets were related to operations in the United States as of March 31, 2006 and during the periods presented.

4. EARNINGS PER SHARE

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." The calculation of basic and diluted earnings per share ("EPS") is reflected on the accompanying Condensed Consolidated Statement of Operations.

Options to purchase 172,781 and 193,208 shares were outstanding at March 31, 2006 and March 31, 2005, respectively, with exercise prices ranging $.28 to $4.57.

As provided for in SFAS No. 123, "According for Stock-Based Compensation," The Company utilizes the intrinsic value method of expense recognition under APB No.25. Accordingly, no compensation cost has been recognized for the stock option plans as all options have been issued with exercise prices equal to fair market value. Had compensation expense for the stock option plans been determined consistent with the provisions of SFAS No. 123 and SFAS No. 148, the Company's net income and net income per share would have been the pro forma amounts indicated below:

                                                         2006            2005
                                                      ---------       ---------
As reported net income:
Add: Stock-based compensation                         $     468      $      575
  expense included in reported
  net income net of related tax effects                    --              --
Deduct: Total stock-based
  employee compensation expense
  determined under fair value based
  method for all awards, net of related
  tax effects                                              --               (16)
                                                      ---------       ---------
Pro forma net income from
  continuing operations                               $     468      $      559
                                                      =========       =========
Basic and Diluted net income per common share:
As reported                                           $    0.10       $    0.13
                                                      =========       =========
Pro forma                                             $    0.10       $    0.12
                                                      =========       =========

Diluted net income per diluted share:
As reported                                           $    0.10       $    0.13
                                                      =========       =========
Pro forma                                             $    0.10       $    0.12
                                                      =========       =========


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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

We uniformly warrant most of our products from defectives and provide limited stock rotation rights on selected product within 60 days of purchase from our customers. The total percentage of customer returns is less than 3% of net sales and the Company provides reserves and allowances to provide for these exposures, which are applied against net sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The following table represents the Company's statement of income data expressed as a percentage of net sales for the respective periods:

                                                    Three Months Ended March 31,
                                                       2006             2005
                                                     -------          -------
Net Sales                                              100.0%           100.0%
Cost of Sales                                           61.8             58.3
                                                     -------          -------
Gross Profit                                            38.2             41.7
Selling, General and administrative Expenses            30.0             30.5
Income from sale of Investments                          0.2              0.4
Interest Income                                          0.1              0.1
                                                     -------          -------
Income before Income Tax                                 8.4             11.7
Income Tax Benefit                                      (0.1)             0.0
                                                     -------          -------

Net Income                                               8.5%            11.7%
                                                     =======          =======

MANAGEMENT DISCUSSION

THREE MONTHS ENDED MARCH 31 2006 ("2006") COMPARED TO THREE MONTHS ENDED MARCH 31, 2005 ("2005").

Net sales increased by $ .5 million or 10.7% from $5.0 million in 2005 to $5.5 in 2006. The increase in sales is mainly attributable to the major expansion of our third party distributed products and product lines such as Bluetooth, (including the Anycom Bluetooth line introduced in late 2005) the newly introduced GE Sanyo line along with the distribution of phones, which provided additional sales of approx $1,000,000. These product lines are a vehicle to not only open new markets, but also supplement sales from our regular customer base. Additionally, the Company has significantly improved its competitive position due to the introduction of these product lines, expanded value added services offered to customers bolstered by a 30 person well-trained and motivated sales staff and Customer Service department, expanded product selection, expanded marketing and overall pricing/value relationship offered to customers. We have made significant progress in fostering the growth of new business, but by comparison with the first quarter of March 2005, we were effected by the loss of sales from a major customer, who chose to import directly from China.

Gross profit increased by $30,000 from $2,066,000 in 2005 to $2,096,000 in 2006 and as a percentage of sales decreased from 41.7% to 38.2%. The fall off in gross margin percentage resulted in the most part from the growth of lower margin distributed product sales such as Bluetooth, OEM accessories, GE Sanyo line sales and telephones. Additionally, the Company was affected by lower pricing given to new and selected existing customers to expand business.

Selling, general and administrative (SG&A) expenses increased by $136,000 or 9.1 % as compared to a sales increase of 10.7%. As a result, total SG&A expenses as a percentage of sales decreased from 30.5% in 2005 to 30.0% in 2006. This is a result of the Company's continuous attention to cost cutting and emphasis on continued productivity particularly, in warehouse labor, which resulted in continued improvement in our sales per employee ratio. Company expenditures were up in the quarter to bolster the sales support effort including an expansion of supporting staff, catalogs, mailings and marketing support materials along with public related costs.

Interest income increased from $2,581 in 2005 to $3,587 in 2006. This is primarily due to increased rates earned on interest bearing certificates. in 2006.

The Company's effective income tax rate in calculating a possible expense based on the net income for the first quarter in 2006 would have been 39% or a total approximate expense of $170,118. For the quarter ending of March 31, 2006 the Company has applied a total of $ 175,396 consisting of unapplied State tax loss carry forwards and Federal and State tax timing differences from its tax allowances against its 2006 income tax expense resulting in a benefit of ($5,278) or (1%) of taxable income. The effective income tax rate for 2006 was 39% as compared to 38% in 2005.

                        LIQUIDITY AND CAPITAL RESOURCES:

The Company's requirements for capital are to fund (I) sales growth, (ii) financing for possible acquisitions, (iii) repurchase of stock, and (iv) Capital Expenditures mainly related to business system and warehouse upgrades. The Company's primary source of financing during the three months ended March 31, 2006 was cash flow from operations.

The Company's working capital as of March 31, 2006 and 2005 was $ 6,335,000 and $4,140,000 respectively. Net cash (utilized) provided by operating activities for the three months ended March 31, 2006 and 2005 were $(25,000) and $583,000, respectively. In 2006, the Company provided $475,181 from operations from its net income of $467,855 as adjusted for non-cash items of depreciation and amortization of $46,471 and issuance of stock to an officer and director of $47,510 less allowance for doubtful accounts of $13,068 and an increase in deferred income taxes of $73,587. Cash used in changes in assets and liabilities of $499,111 resulted from increases in inventory and in prepaid expense and other assets of $167,574, and $106,298 respectively, and an increase in accounts payable and accrued expenses of $ 277,239 less a decrease in accounts receivable of $52,000.

In the three months ended March 31, 2005 the Company provided cash from operations of $679,000 from its net income of $575,000 as adjusted for non-cash items of depreciation and amortization of $75,000 and allowance for doubtful accounts of $29,000. Cash provided from changes in assets and liabilities totaled $96,000 resulting from increases in accounts receivable and in prepaid expense and other assets of $329,000 and $15,000 respectively, offset by decreases in inventory of $170,000 and an increase in accounts payable and accrued expenses of $78,000.

Net cash used in investing activities for the three months ended March 31, 2006 was $10,383 resulting from the purchase of property and equipment of $10,383 related primarily to computer equipment.

The Company estimates that it will incur capital expenditures of approximately $ 250,000 during the twelve months ended March 31, 2007 principally for an upgraded business system, computer servers and related peripherals and warehouse upgrades.

Based upon its present plans, management believes that operating cash flow, available cash and available credit resources will be adequate to meet the working capital cash and capital expenditure needs of the Company during the twelve months ending March 31, 2007.

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

SEASONALITY AND INFLATION

In fiscal years 2005 and 2004 the Company did approximately 51% and 54 %, respectively, of its sales in the second half of the year. This reflected the more traditional pick up of additional business in the months preceding the December Holiday season.

The impact of inflation on our operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operating results.

GRAPHS

Total Revenue - Quarterly
Dollars in Millions


        3,905  4,075   4,176   4,955   5,835   5,293   5,976   5,485
       ---------------------------------------------------------------
QTR       2      3       4       1       2       3       4       1
 FY      04      04      04      05      05      05      05      06


Gross Profit - Quarterly
Dollars in Millions


        1,765   1,746   1,846   2,066   2,157   2,022   2,151   2,096
       ---------------------------------------------------------------
QTR       2       3       4       1       2       3       4       1
 FY      04      04      04      05      05      05      05      06


Operating cash flow - Quarterly
Dollars in Thousands


         473     619    -290     583    -423     244     502     -25
       ---------------------------------------------------------------
QTR       2       3       4       1       2       3       4       1
 FY      04      04      04      05      05      05      05      06


Earnings per share - Quarterly
Dollars


         .07     .06     .07     .13     .16     .07     .09     .10
        --------------------------------------------------------------
QTR       2       3       4       1       2       3       4       1
 FY      04      04      04      05      05      05      05      06


ITEM THREE- CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The term " disclosure controls and procedures " is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. They have concluded that, as of March 31, 2006 our disclosures were effective to ensure that:

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

This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of March 31, 2006 our disclosure and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the exchange act.


                          CHANGES IN INTERNAL CONTROLS

There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM THREE- CONTROLS AND PROCEDURES

                EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The term " disclosure controls and procedures " is defined in Rules 13a-15d-15e and 15d and 15e of the Securities Exchange Act of 1934, as amended (the Exchange
Act). This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of March 31, 2006 our disclosure and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the exchange act.


                          CHANGES IN INTERNAL CONTROLS

There have not been any significant changes in the Company's internal controls data provided in our form 10-QSB for March 31, 2006. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected or is reasonably likely to materially affect our internal control as required by item 308(c) of Regulation S-B.

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

Our current product lines are called "Standard," "Platinum," Industrial Strength(R). And our newest line which is our "Extreme Fashion Line".

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

CUSTOMERS

Our customer base consists of more than 2,500 independent dealers from a one-location mall kiosk to multi-store retail franchisers covering 250 locations and more. In addition, we sell to some of the largest distributors of cell phones, computers, and infrastructure products. These distributors in turn resell to airtime carriers, mass retailers, and prepaid phone distributors. We had one customer who accounted for 5.8% and 18.4% of our 2006 March quarter sales and another Customer account for 16.7% sales for the quarter ended March 31, 2005. No other customer accounted for 5% or more of our sales in either period.

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

D) In 2004 we realigned our sales force and our sales compensation plan to give incentive to and reward the sales people who grow their business.

E) In early, 2005 we have introduced handsets to supplement our numerous product offerings. Also, in 2005, we introduced an extensive line of accessories for Apple Bipods, Mp3 players, as well as a 300-item line of OEM Accessories.

F) We continue to introduce new products and product lines so that there is always something new to offer customers and prospects.

G) During the first quarter of 2006 we introduced a new line of Fashion phone cases "Extreme Fashion" and a new line of Bluetooth accessories by Anycom of Germany.

EMPLOYEES

Wireless Xcessories Group employs approximately 79 full time workers divided into accounting, sales, customer services, marketing, purchasing/product development, MIS, quality control, and warehouse picking and packing. Our 8-person management team has been with the company from 2-15 years, with most managers having 5-10 years experience.

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

We wish to take advantage of the "safe harbor" provisions of the Act and are including this section in our Annual Report on Form 10-KSB in order to do so. Forward-looking statements also appear in other sections of this report. Statements that are not historical facts, including statements about management's expectations for fiscal year 2006 and beyond, are forward-looking statements and involve various risks and uncertainties. Factors that could cause the actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

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

WE FACE CERTAIN RISKS RELATED TO CASH ACCOUNTS, SHORT-TERM INVESTMENTS AND CREDIT LOSSES.

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


                                    PART III
                                OTHER INFORMATION

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of shareholders held on April 12, 2006, pursuant to the Notice of Annual Meeting of Stockholders dated March 10, 2006 the following actions were taken:

Proposal No 1: Election of Directors.

The following individuals were elected as Directors:


               Name                       For                 Against
               ----                       ---                 -------
        Stephen Rade                   3,911,338              50,611
        Christopher McConnell          3,910,639              50,865
        Bradley T. MacDonald           3,910,389              51,115
        Allan Kalish                   3,910,389              51,115
        Christopher C. Cole            3,897,939              63,565


No other matters were submitted to a vote of the Company's stockholders during the third quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

Proposal No 2: Proposal to ratify the appointment by our Board of Directors of Bagell, Josephs, Levine & Company, L.L.C the Company's independent auditors for the fiscal year ending December 31, 2006.

For: 3,907,379 against: 50,275 Abstained 3,849

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



           Date: May 11, 2006                     By: /s/ Stephen Rade
                                                  ---------------------------
                                                  Stephen Rade
                                                  Chief Executive Officer

           Date: May 11, 2006                     By: /s/ Ronald E. Badke
                                                  ---------------------------
                                                  Ronald E. Badke
                                                  Chief Financial Officer