Form 10QSB
period 2006-06-30
WIRELESS XCESSORIES GROUP INC
filed 2006-08-09
CIK 1005504

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

                  For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of June 30, 2006, there were 4,514,222 shares of the registrant's Common Stock net of Treasury Stock, par value $.001 per share outstanding.

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

                         WIRELESS XCESSORIES GROUP, INC.
                 FORM 10-QSB FOR THE PERIOD ENDED JUNE 30, 2006


                                      INDEX

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets June 30, 2006
            (unaudited) and December 31, 2005................................. 3

           Condensed Consolidated Statements of Income for the
            Three and Six months ended June 30, 2006 and 2005
            (unaudited)....................................................... 4

           Condensed Consolidated Statements of Cash Flow
            for the six months ended June 30, 2006 and
            2005 (unaudited).................................................. 5

           Notes to Condensed Consolidated Financial Statements............. 6-8

ITEM 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................ 8-10

ITEM 3.    Financial graphs.................................................. 11

ITEM 4.    Controls and Procedures ....................................... 11-12


PART II.   COMPANY HISTORY, OVERVIEW, AND DESCRIPTION OF RECENT EVENTS

ITEM 1.    Company history, overview, and description of recent events.... 12-15

ITEM 2.    Risk Factors................................................... 15-16

PART III.  OTHER INFORMATION

ITEM 1.    Submission of matters to a vote of Security holders............ 16-17

ITEM 2.    Signatures........................................................ 18

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         WIRELESS XCESSORIES GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                     June 30,       December 31,
                                                       2006             2005
                                                     --------         --------
                                                   (unaudited)

CURRENT ASSETS:
Cash and cash equivalents                            $  2,555         $  2,684
Accounts receivable (net of allowance of
$120,461 and $101,000, respectively)                    2,450            1,733
Inventories                                             2,004            2,098
Prepaid expenses and other current assets                 480              343
Current portion of deferred income taxes                  225              101
                                                     --------         --------
    Total Current Assets                                7,714            6,959

PROPERTY AND EQUIPMENT - Net                              415              331

Deferred Income taxes                                      21             --

OTHER ASSETS                                               37               36
                                                     --------         --------
  TOTAL ASSETS                                       $  8,187         $  7,326
                                                     ========         ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                              CURRENT LIABILITIES:


Accounts payable                                     $    856         $    863
Income taxes payable                                        8              101
Accrued payroll and related benefits                       92              141
Other accrued expenses                                    157               48
                                                     --------         --------
       Total Current Liabilities                        1,113            1,153
                                                     --------         --------
STOCKHOLDERS' EQUITY
  Preferred stock, par value $.001, 1,000,000
  shares authorized, no shares issued or
  outstanding Common stock, par value $.001,
  10,000,000 shares authorized, 5,343,080
  issued in both 2006 and 2005                              5                5
  Additional paid-in-capital                           11,411           11,411
  Accumulated deficit                                  (3,976)          (4,830)
  Treasury Stock at cost,828,958 and 861,385
    in 2006 and 2005                                     (366)            (413)
                                                     --------         --------
  Total Stockholders' Equity                            7,074            6,173
                                                     --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  8,187         $  7,326
                                                     ========         ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         WIRELESS XCESSORIES GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                               Three Months Ended                   Six Months Ended
                                                                    June 30                             June 30
                                                             2006              2005              2006              2005
                                                          ----------        ----------        ----------        ----------
NET SALES                                                 $    5,857        $    5,835        $   11,342        $   10,790

COST OF SALES                                                  3,885             3,678             7,274             6,567
                                                          ----------        ----------        ----------        ----------

        Gross profit                                           1,972             2,157             4,068             4,223

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                   1,521             1,491             3,169             3,003
                                                          ----------        ----------        ----------        ----------


INCOME FROM OPERATIONS                                           451               666               899             1,220

OTHER INCOME (EXPENSE):
BAD DEBT RECOVERIES                                             --                  31              --                  31
DIVIDEND INCOME AND CAPITAL GAINS DISTRIBUTIONS                   10                 8                21                26
INTEREST INCOME                                                    3                 5                 7                 8
                                                          ----------        ----------        ----------        ----------
  Income before income taxes                                     464               710               927             1,285

PROVISION FOR INCOME TAX                                          78              --                  73              --
                                                          ----------        ----------        ----------        ----------

Net Income                                                $      386        $      710        $      854        $    1,285
                                                          ==========        ==========        ==========        ==========


Net Income per common share - Basic                       $      .09        $      .16        $      .19        $      .29
                                                          ==========        ==========        ==========        ==========

Net Income per common share - Diluted                     $      .08        $      .15        $      .18        $      .28
                                                          ==========        ==========        ==========        ==========

Basic weighted average common shares outstanding           4,514,222         4,458,195         4,498,909         4,458,195
                                                          ==========        ==========        ==========        ==========


Diluted weighted average common shares outstanding         4,687,003         4,604,195         4,687,003         4,604,195
                                                          ==========        ==========        ==========        ==========

The accompanying notes are an integral part of these condensed consolidated financial statements

                         WIRELESS XCESSORIES GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                        Six Months Ended June 30
                                                          2006          2005
                                                        --------       --------

OPERATING ACTIVITIES:
Net income                                              $    854       $  1,285
Adjustments to reconcile net income to cash
  provided by operating activities-
    Depreciation and amortization                             97            142
    Provision for doubtful accounts                           46             (6)
    Options exercised by a director and an officer            48           --
    Deferred Income taxes                                   (146)          --
Changes in assets and liabilities, net of
  effects from dispositions:
    Accounts receivable                                     (763)          (650)
    Inventories                                               94           (403)
    Prepaid expenses and other assets                       (138)          (128)
    Accounts payable and accrued expenses                    (40)           (80)
                                                        --------       --------
Net cash provided by operating activities                     52            160
                                                        --------       --------

INVESTING ACTIVITIES:
Purchase of property and equipment                          (181)          (110)
Principal payments on notes receivables                     --               13
                                                        --------       --------
Net cash (used in) investing activities                     (181)           (97)
                                                        --------       --------

FINANCING ACTIVITIES:
Net payments on borrowings                                  --             --
Repurchase of company stock                                 --               (2)
                                                        --------       --------
                                                            --               (2)
                                                        --------       --------

NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS         (129)            61
  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           2,684          1,907
                                                        --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $  2,555       $  1,968
                                                        ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:

   Income tax paid                                      $    312           --
                                                        ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements

                         WIRELESS XCESSORIES GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the management of Wireless Xcessories Group, Inc. ("Wireless Xcessories" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. All such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the Year ended December 31, 2005. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results for the full year. Certain prior year amounts have been reclassified to conform to current period presentations.

2. STOCK REPURCHASE PROGRAM

The Board of Directors had approved a stock buyback program and had authorized management to repurchase a total of up to 1,250,000 shares of Common Stock at a total cost not to exceed $1,000,000 through July 5, 2005. As of June 30, 2006 and 2005, the Company has repurchased cumulatively 981,775 (and subsequently reissued approximately 152,817 shares) at an average price of $.51 per share. On December 7, 2005, the Board authorized a Company Stock buyback program for a one year period expiring on December 7, 2006 whereby management may make purchases from time to time on the open market at prevailing prices or in privately negotiated transactions of a total of up to 250,000 shares of its Common Stock at a cost not to exceed $1,000.000. Through June 30, 2006 no purchases have been made under this program.

3. SEGMENT DISCLOSURE

The Company operates in one business segment, which distributes cellular telephone accessory products principally in North America. The Wireless Products Segment is headquartered in Huntingdon Valley, Pennsylvania and all revenue and essentially all long-lived assets were related to operations in the United States as of June 30, 2006 and during the periods presented.

4. EARNINGS PER SHARE

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." The calculation of basic and diluted earnings per share ("EPS") is reflected on the accompanying Condensed Consolidated Statement of Operations.

Options to purchase 172,781 and 193,208 shares were outstanding at June 30, 2006 and June 30, 2005, respectively, with exercise prices ranging $.28 to $4.57.

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

                                                          2006           2005
                                                        --------       --------
As reported net income:
Add: Stock-based compensation                           $    854       $  1,285
  expense included in reported
  net income net of related tax effects                     --             --
Deduct: Total stock-based
  employee compensation expense
  determined under fair value based
  method for all awards, net of related
  tax effects                                               --              (16)
                                                        --------       --------
Pro forma net income from
  continuing operations                                 $    854       $  1,269
                                                        ========       ========

Basic net income per common share:

As reported                                             $   0.16       $   0.29
                                                        ========       ========
Pro forma                                               $   0.16       $   0.28
                                                        ========       ========

Diluted income from operations per common share:

As reported                                             $   0.15       $   0.28
                                                        ========       ========
Pro forma                                               $   0.15       $   0.28
                                                        ========       ========


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


NOTES TO CONDENSED CONSOLIDATED INCOME STATEMENTS (CONTINUED):

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The following table represents the Company's statement of income data expressed as a percentage of net sales for the respective periods:

                                                Three Months Ended June 30    Six Months Ended June 30
                                                --------------------------    ------------------------
                                                   2006           2005           2006           2005
                                                  ------         ------         ------         ------
Net Sales                                          100.0%         100.0%         100.0%         100.0%
Cost of Sales                                       66.3%          63.0           64.1           60.9
                                                  ------         ------         ------         ------
Gross Profit                                        33.7           37.0           35.9           39.1
Selling, General and administrative Expenses        26.0           25.6           27.9           27.8
Bad Debt Recoveries                                  --             0.6            --             0.3
Income from sale of Investments                      0.1            0.1            0.2            0.2
Interest Income                                      0.1            0.1            0.1            0.1
                                                  ------         ------         ------         ------

Income before Income Tax                             7.9           12.2            8.3           11.9
Income Tax Expense                                   1.3            0.0            0.7            0.0
                                                  ------         ------         ------         ------
Net Income                                           6.6%          12.2%           7.6%          11.9%
                                                  ======         ======         ======         ======

MANAGEMENT DISCUSSION
---------------------

THREE MONTHS ENDED JUNE 30, 2006 ("2006") COMPARED TO THREE MONTHS ENDED JUNE 30, 2005 ("2005").
Net sales increased by $ .02 million or 0.4% which rounds off to the same $5.8 for both periods. The small increase in sales is mainly attributable to the continued expansion of our mainly distributed products and product lines such as Bluetooth, (including the Anycom Bluetooth line introduced in late 2005), sales to a major customer relating to the newly introduced GE Sanyo line and sales from our newly introduced Extreme Fashion line. Offsetting these factors, was a drop in our core product line particularly industrial strength and the effect of the loss of sales in the 2006 quarter from our largest customer effective in the fourth quarter of 2005, who chose to import directly from China. The distributed product lines are a vehicle to not only open new markets, but supplement sales from our regular customer base. Additionally, the Company has significantly improved its competitive position due to the introduction of these product lines, expanded value added services offered to customers bolstered by a 30 person well-trained and motivated sales representative and Customer Service department, expanded product selection, expanded marketing and overall pricing/value relationship offered to customers.

Gross profit declined by $185,000 from $2,157,000 in 2005 to $1,972,000 in 2006 and as a percentage of sales decreased from 37.0% to 33.7%. The fall off in gross margin percentage resulted in the most part from the growth of lower margin third party product sales such as, but not limited to, Bluetooth, GE Sanyo line sales, and lower margin direct import sales as a percentage of total sales as compared to 2005. Additionally, the Company gave favorable pricing to new and selected existing customers to expand business.

Selling, general and administrative (SG&A) expenses increased by $30,000 or 2.0 % as compared to a sales increase of 0.4%. As a result, total SG&A expenses as a percentage of sales increased slightly from 25.6% in 2005 to 26.0% in 2006. The Company's continuous attention to cost cutting and emphasis on continued productivity particularly, in warehouse labor, which resulted in continued improvement in our sales per employee ratio absorbing raises and incentive increase and reducing its corporate and professional fee expense. Company expenditures were up in the three months to bolster the sales support effort including, catalogs, mailings and marketing support materials along with charges to bad debt expected as more Customers were affected by slower sales, heavy competition and continued stretching of payments from their air time carriers.

Interest income decreased from $5,000 in 2005 to $3,000 in 2006. This is primarily due to less funds being invested in interest bearing certificates.

The Company's effective income tax rate for the second quarter in 2006 would have been 38% or a total approximate expense of $178,000, however, as of June 30, 2006 the Company has applied a total of $100,000 consisting of unapplied State tax loss carry forwards and Federal and State tax timing differences from its tax allowances against its 2006 income tax expense resulting in an expense of $78,000 or 16.8 % of taxable income. The statutory income tax rate for both 2006 and 2005 was 38% for both.


SIX MONTHS ENDED JUNE 30, 2006 ("2006") COMPARED TO SIX MONTHS ENDED JUNE 30, 2005 ("2005").

Net sales increased by $ .6 million or 5.1% from $10.8 million in 2005 to $11.4 in 2006. The increase in sales is mainly attributable to the major expansion of our mainly distributed products and product lines such as, but not limited to, Bluetooth, (including the Anycom Bluetooth line introduced in late 2005), sales to a major customer relating to the newly introduced GE Sanyo line, expanded OEM accessories line along with the distribution of phones primarily in the first quarter. These product lines are a vehicle to not only open new markets, but supplement sales from our regular customer base. Additionally, the Company has significantly improved its competitive position due to the introduction of these product lines, expanded value added services offered to customers bolstered by a 30 person well-trained and motivated sales representative and Customer Service department, expanded product selection, expanded marketing and overall pricing/value relationship offered to customers. We have made significant progress in fostering the growth of new business, but were affected by the loss of sales in the six months of 2006 from our largest customer effective in the fourth quarter of 2005.

Gross profit decreased by $155,000 from $4,223,000 in 2005 to $4,068,000 in 2006 and as a percentage of sales decreased from 39.1% to 35.9%. The fall off in gross margin percentage resulted in the most part from the growth of lower margin third party product sales such as, but not limited to, Bluetooth, OEM accessories, GE Sanyo line sales and telephones, and lower margin direct import sales as a percentage of total sales as compared to 2005. Additionally, the Company gave favorable pricing to new and selected existing customers to expand business.

Selling, general and administrative (SG&A) expenses increased by $166,000 or 5.5 % as compared to a sales increase of 5.1%. As a result, total SG&A expenses as a percentage of sales increased from 27.8% in 2005 to 27.9% in 2006. The Company's continues to give full attention to cost cutting particularly of General and Administrative expenses and emphasis on continued productivity particularly, in warehouse labor, which resulted in continued improvement in our sales per employee ratio, which helped to hold our warehouse expenses down as a percentage of sales and absorb increases given to our employee base. Company expenditures were up in the six-months period to bolster the sales support effort including an expansion of supporting staff, catalogs, mailings and marketing support materials along with charges to bad debt expected as more Customers were effected by slower sales, heavy competition and continued stretching of payments from their air time carriers and salary increases given to our employee base in 2005.

Interest income decreased from $8,000 in 2005 to $7,000 in 2006. This is primarily due to less funds being invested in interest bearing certificates offset in part by increased rates earned on interest bearing certificates in 2006.

The Company's effective income tax rate for the six months in 2006 would have been 38% or a total approximate expense of $348,000. As of June 30, 2006 the Company has applied a total of approximately $275,000 consisting of unapplied State tax loss carry forwards and Federal and State tax timing differences from its tax allowances against its 2005 income tax expense resulting in an expense of $ 73,000 or approximately 7.9 % of taxable income. The statutory income tax rate for both 2006 and 2005 was 38% for both periods.

The Company increase in Accounts Receivable of approximately $663,000 in comparing June 30, 2006 to June 30, 2005 as compared to the prior year is principally the result of the timing of large orders in the May-June 2006 period from three of our largest Customers.


                        LIQUIDITY AND CAPITAL RESOURCES:

The Company's requirements for capital are to fund (i) sales growth, (ii) financing for possible acquisitions, (iii) repurchase of stock, and (iv) capital expenditures mainly related to business system and warehouse upgrades. The Company's primary sources of financing during the six months ended June 30, 2006 was cash flow from operations.

The Company's working capital as of June 30, 2006 and 2005 was $ 6,600,773 and $4,877,000, respectively. Net cash provided by operating activities for the six months ended June 30, 2006 and 2005 were $52,184 and $160,000, respectively. In 2006, the Company provided $899,457 from operations from its net income of $854,199 as adjusted for non-cash items of depreciation and amortization of $97,142, a bad debt provision of $46,193, and issuance of stock to an officer and director of $47,510 less increase in deferred income taxes of $145,587.

Cash used in changes in assets and liabilities of $847,273 resulted from increases in accounts receivable , prepaid expense and other assets of $762,971,and $138,141 and a increase in accounts payable and accrued expenses of $ 40,103 offset in part by a reduction in inventory of $93,942.

In the six months ended June 30, 2005 the Company provided cash from operations of $160,000 from its net income of $1,285,000 adjusted for non-cash items of depreciation and amortization of $142,000 and a bad debt provision of $(6,000). Cash provided from changes in assets and liabilities totaled $1,261,000 resulting from increases in accounts receivable, inventory and in prepaid expense and other assets of $650,000, 403,000 and $128,000 respectively, and an increase in accounts payable and accrued expenses of $80,000.

Net cash used in investing activities for the six months ended June 30, 2006 was $181,000 for the purchase of property and equipment including approximately $165,000 for the implementation and installation of an upgraded business system including software and hardware cost during the June, 2006 quarter and assorted computer equipment and peripherals.

The Company estimates that it will incur capital expenditures of approximately $100,000 during the twelve months ended June 30, 2007 principally for an upgraded business system, computer servers and related peripherals and warehouse upgrades.

Based upon its present plans, management believes that operating cash flow, available cash and available credit resources will be adequate to meet the working capital cash and capital expenditure needs of the Company during the twelve months ending June 30, 2007.

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

GRAPHS

Total Revenue - Quarterly
Dollars in Millions

       4,075   4,176   4,955   5,835   5,293   5,976   5,485   5,857
       -------------------------------------------------------------
QTR       3       4       1       2       3       4       1       2
FY       04      04      05     05       05      05      06      06


Gross Profit - Quarterly
Dollars in Millions

       1,746   1,846   2,066   2,157   2,022   2,151   2,096   1,972
       -------------------------------------------------------------
QTR       3       4       1       2       3       4       1       2
FY       04      04      05      05      05      05      06      06


Operating cash flow - Quarterly
Dollars in Thousands

         619    -290     583    -423     244     502     -25      77
       -------------------------------------------------------------
QTR       2       3       1       2       3       4       1       2
 FY      04      04      05      05      05      05      06      06


Earnings per share - Quarterly
Dollars

         .06     .07     .13     .16     .07     .09     .10     .09
       -------------------------------------------------------------
QTR       3       4       1       2       3       4       1       2
 FY      04      04      05      05      05      05      06      06



ITEM THREE- CONTROLS AND PROCEDURES

                EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The term " disclosure controls and procedures " is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. They have concluded that, as of June 30 2006 our disclosures were effective to ensure that:

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

This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of June 30, 2006 our disclosure and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the exchange act.

                          CHANGES IN INTERNAL CONTROLS

There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM THREE- CONTROLS AND PROCEDURES

                EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The term " disclosure controls and procedures " is defined in Rules 13a-15d-15e and 15d and 15e of the Securities Exchange Act of 1934, as amended (the Exchange
Act). This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of June 30, 2006 our disclosure and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the exchange act.


                          CHANGES IN INTERNAL CONTROLS

There have not been any significant changes in the Company's internal controls data provided in our form 10-QSB for June 30, 2006. There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2006 that has materially affected or is reasonably likely to materially affect our internal control as required by item 308(c) of Regulation S-B.

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

Our current product lines are called "Standard," "Platinum," Industrial Strength(R). and our newest line which is the "Extreme Fashion Line".

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

Our product lines are sold along with comprehensive sales and marketing programs, and a series of value added products designed to separate and distinguish us in the minds of wireless resellers including:

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

CUSTOMERS
---------

Our customer base consists of more than 2,500 independent dealers from a one-location mall kiosk to multi-store retail franchisers covering 250 locations and more. In addition, we sell to some of the largest distributors of cell phones, computers, and infrastructure products. These distributors in turn resell to airtime carriers, mass retailers, and prepaid phone distributors. We have one customer who accounted for 7.5% of our 6 month 2006 sales and another customer who accounted for 15.5% of our 6 month 2005 sales, respectively. No other customer accounted for 5% or more of our sales in either period.

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

Because of the rapid pace of new handset introductions, retail sales people find it hard to keep current on which accessories are compatible among various brands and models. We help solve this problem by publishing a monthly chart of phone and accessory compatibilities for our customers who are agents of Verizon, Cingular, T-Mobile and Sprint/Nextel.

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

E) In early, 2005 we have introduced handsets to supplement our numerous product offerings. Also, in 2005, we introduced an extensive line of accessories for Apple- IPods, Mp3 players, as well as a 300 item line of OEM Accessories.

F) We continue to introduce new products and product lines so that there is always something new to offer customers and prospects.

G) During the first quarter of 2006 we introduced a new line of Fashion phone cases and a new line of Bluetooth accessories by Anycom of Germany.

EMPLOYEES
---------

Wireless Xcessories Group employs approximately 72 full time workers divided into accounting, sales, customer services, marketing, purchasing/product development, MIS, quality control, and warehouse picking and packing. Our 8-person management team has been with the company from 2-15 years, with most managers having 5-10 years experience.

Most members of our management team receive restricted stock grants tied to an agreement not to compete and have incentive to remain with the company for at least 5 years as a result of the vesting provisions of the stock grants.

No employee is covered by collective bargaining and we consider our employee relations to be excellent.

COMPETITION
-----------

The aftermarket wireless accessory industry is both competitive and fragmented. There are a number of local and regional distributors who import their products from the placeFar East, and there are 15 or more national distributors.

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

ITEM 2. PROPERTIES

All of our real properties are held under leases. The following table provides certain information concerning our leased properties:


                                                        APPROXIMATE     LEASE
                                                           AREA       EXPIRATION
  OPERATION        NATURE              LOCATION           (SQ.FT.)      DATE
  ---------        -------             --------           --------     -------
Main Facility   Warehouse and    Huntingdon Valley, PA    52,000       3/31/09
                   Office                                 13,100       3/31/09


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



No other matters were submitted to a vote of the Company's stockholders during the fiscal year covered by this report through the solicitation of proxies or otherwise.

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



DATE: AUGUST 9, 2006                   BY: /S/ STEPHEN RADE
                                       ---------------------------
                                       STEPHEN RADE
                                       CHIEF EXECUTIVE OFFICER


DATE: AUGUST 9, 2006                   BY: /S/ RONALD E. BADKE
                                       ---------------------------
                                       RONALD E. BADKE
                                       CHIEF FINANCIAL OFFICER