Form 10QSB
period 2006-09-30
WIRELESS XCESSORIES GROUP INC
filed 2006-11-14
CIK 1005504

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ___________________

                                   FORM 10-QSB
                               ___________________


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACTS OF 1934

                  For the quarterly period ended Sept 30, 2006

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

As of September 30, 2006, there were 4,414,122 shares of the registrant's Common Stock net of Treasury Stock, par value $.001 per share outstanding.


FORWARD LOOKING STATEMENTS

Some of the information presented in this quarterly report constitutes forward-looking statements within the meaning of the private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about management's expectations for fiscal year 2006 and beyond, are forward looking statements and involve various risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge, there can be no assurance that actual results will not differ materially from the Company's expectations. Factors that could cause the actual results to differ materially from expectations are discussed in the Company's Annual Report on Form 10-KSB and in other filings with the Securities and Exchange Commission
================================================================================

                         WIRELESS XCESSORIES GROUP, INC.
               FORM 10-QSB FOR THE PERIOD ENDED SEPTEMBER 30, 2006


                                      INDEX

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets September 30, 2006
            (unaudited) and December 31, 2005............................      3

           Condensed Consolidated Statements of Income for the Three
            and Nine months ended September 30, 2006 and 2005
            (unaudited)..................................................      4

           Condensed Consolidated Statements of Cash Flow for the
            nine months ended September 30, 2006 and 2005 (unaudited)....      5

           Notes to Condensed Consolidated Financial Statements .........    6-8

ITEM 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................   8-11

ITEM 3.    Financial graphs..............................................  11-12

ITEM 4.    Controls and Procedures ......................................  12-13


PART II.   COMPANY HISTORY, OVERVIEW, AND DESCRIPTION OF RECENT EVENTS

ITEM 1.    Company history, overview, and description of recent events...  13-15

ITEM 2.    Risk Factors..................................................  15-16


PART III.  OTHER INFORMATION

ITEM 1.    Submission of matters to a vote of Security holders...........  16-17

ITEM 2.    Signatures....................................................  18-21

FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         WIRELESS XCESSORIES GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                     ASSETS

                                                   September 30,    December 31,
                                                       2006             2005
                                                    ----------       ----------
                                                    (unaudited)



CURRENT ASSETS:
Cash and cash equivalents                           $      210       $      774
Marketable Securities                                    1,982            1,910
Accounts receivable (net of allowance of
  $82,448 and $101,000, respectively)                    2,361            1,733
Inventories                                              2,550            2,098
Prepaid expenses and other current assets                  507              343
Prepaid Federal and State income taxes                     130               --
Current portion of deferred income taxes                   275              101
                                                    ----------       ----------
    Total Current Assets                                 8,015            6,959

PROPERTY AND EQUIPMENT - Net                               377              331

Investment in Affiliated Company                           260               --

Deferred Income taxes                                       21               --

OTHER ASSETS                                                37               36
                                                    ----------       ----------
  TOTAL ASSETS                                      $    8,710       $    7,326
                                                    ==========       ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                    $    1,658       $      863
Income taxes payable                                        --              101
Accrued payroll and related benefits                       102              141
Other accrued expenses                                      86               48
                                                    ----------       ----------
       Total Current Liabilities                         1,846            1,153
                                                    ----------       ----------
STOCKHOLDERS' EQUITY
  Preferred stock, par value $.001, 1,000,000
    shares authorized, no shares issued or
    outstanding Common stock, par value $.001,
    10,000,000 shares authorized, 5,373,080
    issued in both 2006 and 2005                             5                5
  Additional paid-in-capital                            11,454           11,411
  Accumulated deficit                                   (3,852)          (4,830)
  Treasury Stock at cost, 958,958 and 861,385
    Shares in 2006 and 2005, respectively                 (743)            (413)
                                                    ----------       ----------
  Total Stockholders' Equity                             6,864            6,173
                                                    ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $    8,710       $    7,326
                                                    ==========       ==========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                         WIRELESS XCESSORIES GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                          Three Months Ended             Nine Months Ended
                                                             September 30                   September 30
                                                     ----------------------------   ----------------------------
                                                         2006            2005           2006            2005
                                                     ------------    ------------   ------------    ------------
NET SALES                                            $      5,670    $      5,293   $     17,012    $     16,083

COST OF SALES                                               4,088           3,271         11,361           9,838
                                                     ------------    ------------   ------------    ------------

  Gross profit                                              1,582           2,022          5,651           6,245

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                1,539           1,596          4,709           4,599
                                                     ------------    ------------   ------------    ------------

INCOME FROM OPERATIONS                                         43             426            942           1,646

OTHER INCOME (EXPENSE):
BAD DEBT RECOVERIES                                            --              --             --              31
DIVIDEND INCOME AND CAPITAL GAINS DISTRIBUTIONS                55               9             76              34
INTEREST INCOME                                                 2               4              9              12
                                                     ------------    ------------   ------------    ------------
  Income before income taxes                                  100             439          1,027           1,723

(BENEFIT)PROVISION FOR INCOME TAX                             (25)            118             49             118
                                                     ------------    ------------   ------------    ------------

Net Income                                           $        125    $        321   $        978    $      1,605
                                                     ============    ============   ============    ============


Net Income per common share - Basic                  $        .03    $        .07   $        .22    $        .36
                                                     ============    ============   ============    ============


Net Income per common share - Diluted                $        .03    $        .07   $        .21    $        .35
                                                     ============    ============   ============    ============


Basic weighted average common shares outstanding        4,447,918       4,474,121      4,481,725       4,463,628
                                                     ============    ============   ============    ============


Diluted weighted average common shares outstanding      4,620,699       4,626,063      4,664,659       4,615,570
                                                     ============    ============   ============    ============

                 The accompanying notes are an integral part of
                these condensed consolidated financial statements

                         WIRELESS XCESSORIES GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)




                                                    Nine Months Ended Sept 30
                                                   ----------------------------
                                                       2006            2005
                                                   ------------    ------------
OPERATING ACTIVITIES:
Net income                                         $        978    $      1,605
Adjustments to reconcile net income to cash
provided by operating activities-
    Unrealized gains on Marketable Securities               (44)             --
    Depreciation and amortization                           156             206
    Provision for doubtful accounts                          74             (15)
    Options exercised by a director and officer              48              47
    Deferred Income taxes                                  (196)             --
Changes in assets and liabilities, net of
effects from dispositions:
    Marketable Securities                                   (28)             --
    Accounts receivable                                    (702)           (399)
    Inventories                                            (452)           (586)
    Prepaid expenses and other assets                      (295)           (279)
    Accounts payable and accrued expenses                   693            (175)
                                                   ------------    ------------
Net cash provided by operating activities                   232             404
                                                   ------------    ------------

INVESTING ACTIVITIES:
Purchase of property and equipment                         (201)           (135)
Purchase of Common Stock of affiliate                      (260)             --
Principal payments on notes receivable                                       13
                                                   ------------    ------------
Net cash (used in) investing activities                    (461)           (122)
                                                   ------------    ------------

FINANCING ACTIVITIES:
Net payments on borrowings                                   --              (2)
Repurchase of company stock                                (335)             --
                                                   ------------    ------------
                                                           (335)             (2)
                                                   ------------    ------------

NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS        (564)            280
    CASH AND CASH EQUIVALENTS, BEGINNING OF                 774           1,907
                                                   ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD           $        210    $      2,187
                                                   ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Income tax paid                                    $        477              --
                                                   ============    ============


                 The accompanying notes are an integral part of
                these condensed consolidated financial statements

                         WIRELESS XCESSORIES GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.  BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the management of Wireless Xcessories Group, Inc. ("Wireless Xcessories" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. All such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the Year ended December
 31, 2005. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results for the full year. Certain prior year amounts have been reclassified to conform to current period presentations.

2.  STOCK REPURCHASE PROGRAM

The Board of Directors had approved a stock buyback program and had authorized management to repurchase a total of up to 1,250,000 shares of Common Stock at a total cost not to exceed $1,000,000 through July 5, 2005. As of June 30, 2006 and 2005, the Company has repurchased cumulatively 981,775 (and subsequently reissued approximately 120,390 shares) at an average price of $.51 per share. On December 7, 2005, the Board authorized a Company Stock buyback program for a one year period expiring on December 7, 2006 whereby management may make purchases from time to time on the open market at prevailing prices or in privately negotiated transactions of a total of up to 250,000 shares of its Common Stock at a cost not to exceed $1,000,000. Through September 30, 2006 the Company purchased 100,000 shares at an average of $ 3.35 per share or a total cost of approximately $335,000 under this program.

3.  SEGMENT DISCLOSURE

The Company operates in one business segment, which distributes cellular telephone accessory products principally in North America. The Wireless Products Segment is headquartered in Huntingdon Valley, Pennsylvania and all revenue and essentially all long-lived assets were related to operations in the United States as of September 30, 2006 and during the periods presented.

4.  EARNINGS PER SHARE

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." The calculation of basic and diluted earnings per share ("EPS") is reflected on the accompanying Condensed Consolidated Statement of Operations.

Options to purchase 172,781 and 183,500 shares were outstanding at September 30, 2006 and September 30, 2005, respectively, with exercise prices ranging $.28 to $4.57.

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

                                                       2006           2005
                                                   ------------   ------------
As reported net income:
Add: Stock-based compensation                      $        978   $      1,605
   expense included in reported
   net income net of related tax effects                     --             --
Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all
   awards, net of related tax effects                        --            (24)
                                                   ------------   ------------
Pro forma net income from continuing operations    $        978   $      1,581
                                                   ============   ============

Basic net income per common share:
As reported                                        $       0.22   $       0.36
                                                   ============   ============
Pro forma                                          $       0.22   $       0.35
                                                   ============   ============

Diluted income from operations per common share:
As reported                                        $       0.21   $       0.35
                                                   ============   ============
Pro forma                                          $       0.21   $       0.34
                                                   ============   ============

5.  INVESTMENTS

In August 2006, the Company purchased 28,500 shares of stock in ANYCOM Technologies AG " Anycom" Monchengladbach , Germany at $7.00 Euro dollars per share for a total investment of approximately $260,000 in US Dollars. It is the intention of Anycom to move ahead with an initial public offering within the next six months on the Frankfurt exchange, and as a stipulation to this transaction, the Company has agreed to a 90 day post offering restriction period in which the Company cannot trade its shares without the specific knowledge and approval of Anycom and its underwriters. The Company, earlier in this year, entered into a Distribution agreement with Anycom in which the Company provides distributing, warehousing, financing , logistical, and billing support for certain specified fees for shipments and sales to Anycom designated and approved customers.

6.  SIGNIFICANT ACCOUNTING POLICIES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The significant accounting policies that we believe are most critical to aid in fully understanding our reported financial results are the following:

Business Description-- Wireless Xcessories Group, Inc. is engaged in the distribution of cellular accessories and components principally in the United States.

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

We uniformly warrant most of our products from defectives and provide limited stock rotation rights on selected product within 60 days of purchase from our customers. The total percentage of customer returns is approximately 3% of net sales and the Company provides reserves and allowances to provide for these exposures, which are applied against net sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The following table represents the Company's statement of income data expressed as a percentage of net sales for the respective periods:

                                                Three Months Ended Sept 30     Nine Months Ended Sept 30
                                                 -------------------------     -------------------------
                                                    2006           2005           2006           2005
                                                 ----------     ----------     ----------     ----------
Net Sales                                             100.0%         100.0%         100.0%         100.0%
Cost of Sales                                          72.1%          61.8           66.8           61.2
                                                 ----------     ----------     ----------     ----------
Gross Profit                                           27.9           38.2           33.2           38.8
Selling, General and administrative Expenses           27.2           30.1           27.7           28.6
Bad Debt Recoveries                                      --             --             --            0.2
Income from sale of Investments                         1.0            0.1            0.4            0.2
Interest Income                                         0.1            0.1            0.1            0.1
                                                 ----------     ----------     ----------     ----------

Income before Income Tax                                1.8            8.3            6.0           10.7
Income Tax Expense                                     (0.4)           2.2            0.3            0.7
                                                 ----------     ----------     ----------     ----------
Net Income                                              2.2%           6.1%           5.7%          10.0%
                                                 ==========     ==========     ==========     ==========


MANAGEMENT DISCUSSION
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 2006 ("2006") COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005 ("2005"). Net sales increased by $ .04 million or 7.1% from $5.3 million in 2005 to $5.7 million in 2006. The increase in sales is mainly attributable to the continued expansion of our third party products and product lines such as Bluetooth, (including the Anycom Bluetooth line introduced in late
2005), sales to a major customer relating to the newly introduced GE Sanyo line and sales from our newly introduced Extreme Fashion line. Offsetting these factors, was a drop in our core product line particularly Industrial Strength.

Gross profit declined by $440,000 from $2,022,000 in 2005 to $1,582,000 in 2006 and as a percentage of sales decreased from 38.2% to 27.9%. The fall off in gross margin percentage resulted from the following:
(1) The growth of lower margin third party product sales such as, but not limited to, Bluetooth, GE Sanyo line sales, as compared to higher margin direct import sales as a percentage of total sales as compared to 2005.
(2) The Company gave favorable pricing to new prospects and selected existing customers to expand business and offset increasing competitive factors.
(3) The Company incurred additional freight cost in the 2006 quarter as compared to last year relating to Far East shipments in reaction to a tightening of product supply availability coupled with the bankruptcy of one of our sources. Additionally, with the proliferation of new cell phone offerings the Company wanted to insure a competitive advantage by having the product available for sale early in the Holiday selling season.
(4) The Company wrote off additional amounts of blue tooth defective product that could not be returned to vendors (in one case vendor out of business) for credit.

Selling, general and administrative (SG&A) expenses decreased by $57,000 or a
3.6 % decrease as compared to a sales increase of 7.1%. As a result, total SG&A expenses as a percentage of sales decreased slightly from 30.1% in 2005 to 27.2% in 2006. The Company's continuous attention to cost cutting and emphasis on continued productivity particularly, in warehouse labor, which resulted in continued improvement in our sales per employee ratio absorbing raises and incentive increase and reducing its corporate and professional fee expense. Company expenditures were up in the three months to bolster the sales support effort including, catalogs, mailings and marketing support materials along with charges to bad debt expected as more Customers were affected by slower sales, heavy competition and continued stretching of payments from their air time carriers.

Interest income decreased from $4,000 in 2005 to $2,000 in 2006. This is primarily due to less funds being invested in interest bearing certificates offset in part by increased rates earned on interest bearing certificates in 2006.

The Company's effective income tax rate for the third quarter in 2006 would have been 38% or a total approximate expense of $38,000, however, as of September 30, 2006 the Company has applied a total of $63,000 of Federal and State tax timing differences from its tax allowances against its 2006 income tax resulting in an credit of $25,000 or (25 %) of taxable income. The statutory income tax rate for both 2006 and 2005 was 38%.

NINE MONTHS ENDED SEPTEMBER 30, 2006 ("2006") COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005 ("2005"). Net sales increased by $ .9 million or 5.8% from $16.1 million in 2005 to $17.0 million in 2006. The increase in sales is mainly attributable to the major expansion of our mainly distributed products and product lines such as, but not limited to, Bluetooth, (including the Anycom Bluetooth line introduced in late 2005), sales to a major customer relating to the newly introduced GE Sanyo line, expanded OEM accessories line along with the distribution of phones primarily in the first quarter. Additionally, the Company has significantly improved its competitive position due to the introduction of these product lines, expanded value added services offered to customers bolstered by a 30 person well-trained and motivated sales representative and Customer Service department , expanded product selection, expanded marketing and overall pricing/value relationship offered to customers. We have made significant progress in fostering the growth of new business, but are still affected by the comparative loss of sales in the six months of 2005 quarter from our largest customer.

Gross profit declined by $594,000 from $6,245,000 in 2005 to $5,651,000 in 2006 and as a percentage of sales decreased from 38.8% to 33.2%. The fall off in gross margin percentage resulted from the following:
(1) The growth of lower margin third party product sales such as, but not limited to, Bluetooth, GE Sanyo line sales, as compared to higher margin direct import sales as a percentage of total sales as compared to 2005.
(2) The Company gave favorable pricing to new prospects and selected existing customers to expand business and offset increasing competitive factors.
(3) The Company wrote off additional amounts of blue tooth defective product that could not be returned to vendors (in one case vendor out of business) for credit.

Selling, general and administrative (SG&A) expenses increased by $110,000 or 2.4 % as compared to a sales increase of 5.8%. As a result, total SG&A expenses as a percentage of sales increased from 28.6% in 2005 to 27.7% in 2006. The Company's continues to give full attention to cost cutting particularly of General and Administrative expenses and emphasis on continued productivity particularly, in warehouse labor, which resulted in continued improvement in our sales per employee ratio and salesperson productivity, which helped to hold our warehouse expenses down as a percentage of sales and absorb increases given to our employee base. Company expenditures were up in the nine months period to bolster the sales support effort including an expansion of supporting staff, catalogs, mailings and marketing support materials along with charges to bad debt expected as more Customers were effected by slower sales, heavy competition and continued stretching of payments from their air time carriers and salary increases given to our employee base in 2006.

Interest income decreased from $12,000 in 2005 to $9,000 in 2006. This is primarily due to less funds being invested in interest bearing certificates offset in part by increased rates earned on interest bearing certificates in 2006.

The Company's effective income tax rate for the nine months in 2006 would have been 38% or a total approximate expense of approximately $385,000. As of September 30, 2006 the Company has applied a total of approximately $335,000 consisting of Federal and State tax timing differences from its tax allowances against its 2005 income tax expense resulting in an expense of $ 49,000 or approximately 4.9 % of taxable income. The statutory income tax rate for both 2006 and 2005 was 38%.

The increase in Accounts Receivable of approximately $816,000 in comparing September 30, 2006 to September 30, 2005 as compared to the prior year consists of the timing of the net effect of large orders in the September 2006 quarter from two of our largest Customers totaling approximately $534,359 (20% of gross accounts receivable at September 30, 2006) and $109,692 respectively, (of which we have subsequently collected approximately $552,000 through November 6, 2006). These accounts have more extended payment terms than our Customer base taken as a whole and to a lesser degree by some smaller accounts due to slow business and delays in carrier payments to them.

                        LIQUIDITY AND CAPITAL RESOURCES:

The Company's requirements for capital are to fund (i) sales growth, (ii) financing for possible acquisitions, (iii) repurchase of stock, and (iv) capital expenditures mainly related to business system and warehouse upgrades. The Company's primary sources of financing during the nine months ended September 30, 2006 was cash flow from operations.

The Company's working capital as of September 30, 2006 and 2005 was $ 6,169,000 and $5,239,000, respectively. Net cash provided by operating activities for the nine months ended September 30, 2006 and 2005 were $232,000 and $404,000 respectively. In 2006, the Company provided $1,015,682 from operations from its net income of $978,464 as adjusted for non-cash items of depreciation and amortization of $ 155,522, a bad debt provision of $74,452, and issuance of stock to an officer and director of $47,510 less, unrealized gains from Marketable securities, of $44,679 and an increase in deferred income taxes of $195,587.

Cash used in changes in assets and liabilities of $782,503 resulted from increases in marketable securities, accounts receivable , inventory, prepaid taxes, expenses and other assets of $27,394, $702,467, $451,520,and $294,941 offset in part by an increase in accounts payable and accrued expenses of $ 693,819.

Net cash used in investing activities for the nine months ended September 30, 2006 was $460,401 including approximately $165,000 for the implementation and installation of an upgraded business system including software and hardware cost during the last week of June, 2006 and $35,672 of assorted computer equipment and peripherals. Additionally, the Company purchased 28,500 shares at a value of $7.00 per share in Euro Dollars of common stock of Anycom Technologies AG, Monchengladbach (Germany) Inc, A German based manufacturer of blue tooth with a sales operations in the United States for a total Investment of approximately $260,000 in US dollars.

Net cash utilized in financing activities of $335,000 resulted from the repurchase of 100,000 shares of its common stock at an average price of approximately $3.35 per share.

The Company estimates that it will incur capital expenditures of approximately $100,000 during the twelve months ended September 30, 2007 principally for an upgraded business system, computer servers and related peripherals and warehouse upgrades.

Based upon its present plans, management believes that operating cash flow, available cash and available credit resources will be adequate to meet the working capital cash and capital expenditure needs of the Company during the twelve months ending September 30, 2007.

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

SEASONALITY AND INFLATION

In fiscal years 2005 and 2004 the Company booked approximately 51% and 54 %, respectively, of its sales in the second half of the year. This reflected the more traditional pick up of additional business in the months preceding the December Holiday season.

The impact of inflation on our operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operating results.

GRAPHS

Total Revenue - Quarterly
Dollars in Millions

     4,176    4,955    5,835    5,293    5,976    5,485    5,857    5,670
     --------------------------------------------------------------------
QTR      4        1        2        3        4        1        2        3
FY      04       05       05       05       05       06       06       06


Gross Profit - Quarterly
Dollars in Millions

     1,846    2,066    2,157    2,022    2,151    2,096   1,972     1,582
     --------------------------------------------------------------------
QTR      4        1        2        3        4        1        2        3
FY      04       05       05       05       05       06       06       06


Operating cash flow - Quarterly
Dollars in Thousands

      -290      583     -423      244      502      -25       77      180
     --------------------------------------------------------------------
QTR      4        1        2        3        4        1        2        3
FY      04       05       05       05       05       06       06       06


Earnings per share - Quarterly
Dollars

       .07      .13      .16      .07      .09      .10      .09      .03
     --------------------------------------------------------------------
QTR      4        1        2        3        4        1        2        3
FY      04       05       05       05       05       06       06       06

ITEM THREE -- CONTROLS AND PROCEDURES

                EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

          The term "disclosure controls and procedures" is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. They have concluded that, as of September 30 2006 our disclosures were effective to ensure that:
          (1) That information required to be disclosed by the Company in reports that it files or submits under the act is recorded, processed, summarized and reported, within the time periods specified in the Commissions' rules and forms, and
          (2) Controls and procedures are designed by the Company to ensure that information required to be disclosed by Wireless Xcessories Group, Inc. in the reports it files or submits under the Act is accumulated and communicated to the issuer's management including the principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding financial disclosure.

This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of September 30, 2006 our disclosure and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the exchange act.


                          CHANGES IN INTERNAL CONTROLS

There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


ITEM FOUR -- CONTROLS AND PROCEDURES

                EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The term " disclosure controls and procedures " is defined in Rules 13a-15d-15e and 15d and 15e of the Securities Exchange Act of 1934, as amended (the Exchange
Act). This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of September 30, 2006 our disclosure and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the exchange act.


                          CHANGES IN INTERNAL CONTROLS

There have not been any significant changes in the Company's internal controls data provided in our form 10-QSB for September 30, 2006. There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2006 that has materially affected or is reasonably likely to materially affect our internal control as required by item 308(c) of Regulation S-B.

                            PART II. COMPANY HISTORY

ITEM 1 -- NARRATIVE

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

The majority of our products are manufactured in China and Taiwan. In addition, we also act as a master distributor for well-known brand name products such as Plantronics, Body Glove, Anycom, and Blue Ant.

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

CUSTOMERS

Our customer base consists of more than 2,500 independent dealers from a one-location mall kiosk to multi-store retail franchisers covering 250 locations and more. In addition, we sell to some of the largest distributors of cell phones, computers, and infrastructure products. These distributors in turn resell to airtime carriers, mass retailers, and prepaid phone distributors. We have one customer who accounted for 7.5% of our 2006 year to date sales and another customer who accounted for 12.1% of our 2005 year to date sales, respectively. No other customer accounted for 5% or more of our sales in either period.

About 25% of our customers either repackage our products for resale through their resale channels or ask us to provide custom packaging as part of our value added services.

BUSINESS MODEL
--------------

With our recent introduction of entertainment accessories, Blackberry and smart phone accessories, we have the widest product line in America and are truly a "One stop shopping source" for all types of wireless resellers.

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

Because of the rapid pace of new handset introductions, retail sales people find it hard to keep current on which accessories are compatible among various brands and models. We help solve this problem by publishing a monthly chart of phone and accessory compatibilities for our customers who are agents of Verizon, Cingular, Nextel-Sprint, and T-Mobile.


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

E) In early, 2005 we have introduced handsets to supplement our numerous product offerings. Also, in 2005, we introduced an extensive line of accessories for Apple I pods, Mp3 players, as well as a 300 item line of OEM Accessories.

F) In early 2006, we partnered with GE Sanyo to provide an exclusive line of accessories, which they sell to mass retailers. GE Sanyo has given us exclusive rights to market this product line to the independent wireless dealer channel.

G) During the first quarter of 2006 we introduced a new line of Fashion phone cases and a new line of Bluetooth accessories by Anycom of Germany.

H) In the third quarter of 2006, we partnered with two leading Point of Sale Software companies to integrate our real time inventory with their accounting software packages. We are jointly promoting Wireless Xcessories Group to their wireless dealers throughout the U.S.

I) at the end of the fourth quarter of 2006, we will be introducing our largest ever accessory catalog; approximately 100 pages, and featuring accessories for over 150 phones.

EMPLOYEES
---------

Wireless Xcessories Group employs approximately 78 full time workers divided into accounting, sales, customer services, marketing, purchasing/product development, MIS, quality control, and warehouse picking and packing. Our 9-person management team has been with the company from 2-15 years, with most managers having 5-10 years experience.

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

ITEM 2.   PROPERTIES

All of our real properties are held under leases. The following table provides certain information concerning our leased properties:

                                             APPROXIMATE     LEASE
                                                AREA       EXPIRATION
OPERATION         NATURE       LOCATION       (SQ.FT.)       DATE
-------------   ----------     ----------      ------       -------
Main Facility   Warehouse      Huntingdon      52,000       3/31/09
                and Office     Valley, PA      13,100       3/31/09


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

                                    PART III
                                OTHER INFORMATION

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------

At the Annual Meeting of shareholders held on April 12, 2006, pursuant to the Notice of Annual Meeting of Stockholders dated March 10, 2006 the following actions were taken:

Proposal No 1:  Election of Directors.

The following individuals were elected as Directors:

       Name                               For                 Against
-------------------                   -----------           -----------
Stephen Rade                           3,911,338              50,611
Christopher McConnell                  3,910,639              50,865
Bradley T. MacDonald                   3,910,389              51,115
Allan Kalish                           3,910,389              51,115
Christopher C. Cole                    3,897,939              63,565


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

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







DATE: NOVEMBER 14, 2006                BY: /S/ STEPHEN RADE
                                       ---------------------------
                                       STEPHEN RADE
                                       CHIEF EXECUTIVE OFFICER





DATE: NOVEMBER 14, 2006                BY: /S/ RONALD E. BADKE
                                       ---------------------------
                                       RONALD E. BADKE
                                       CHIEF FINANCIAL OFFICER