Form 10KSB
period 2006-12-31
WIRELESS XCESSORIES GROUP INC
filed 2007-04-02
CIK 1005504

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

  (Mark One)

     [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2006.

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

The number of issued and outstanding shares of the Registrant's Common Stock net of Treasury Stock, par value $.001 per share, on March 1, 2007 was 4,414,122. The aggregate market value of the voting stock held by non-affiliates of the Registrant (computed by reference to the closing price of such stock on the American Stock Exchange February 28, 2006 of $ 2.81 was approximately $10,076,646.



                                PART I

ITEM 1. BUSINESS

ITEM 1 - NARRATIVE
------------------

OVERVIEW & HISTORY
------------------

Wireless Xcessories Group is a leading provider of cell phone accessories to dealers, distributors, retailers, agents and airtime carriers throughout the United States and Canada. We have created a variety of product lines, totaling over 4,000 items designed to appeal to the widest possible spectrum of wholesale buyers.

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

PRODUCTS & SERVICES
-------------------

We source, design, create, market and sell a series of accessory product lines that appeal to all categories of wireless resellers. The bulk of our lines are aftermarket accessories that our customers sell in lieu of OEM accessories sold by the cell phone manufacturers.

Our current product lines are called "Standard," "Platinum," and "Industrial Strength(R)."

The majority of our products are manufactured in China, Hong Kong and Taiwan. In addition, we also act as a master distributor for well-known brand name products such as Plantronics, Body Glove, and Blue Ant.

Our product lines are sold along with comprehensive sales and marketing programs, and a series of value added services designed to separate and distinguish us in the minds of wireless resellers.

THESE SERVICES ARE OFFERED FREE OF CHARGE:
------------------------------------------

O    Airtime carrier phone and accessories compatible charts
O    E-Mail blast management programs
O    Customized retail packaging
O    Sales training materials
O    In store displays and posters
O Private Label E-commerce websites that allow customers to offer our full product line to their end users

We offer an on-line ordering option to our customers which permits them to view our current inventory along with our next receive date if an item is out of stock.

CUSTOMERS
---------
Our customer base consists of more than 2,500 independent dealers from a one-location mall kiosk to multi-store retail franchisers covering 250 locations and more. In addition, we sell to some of the largest distributors of cell phones, computers, and infrastructure products. These distributors in turn resell to airtime carriers, mass retailers, and prepaid phone distributors. In 2005, two customers accounted for 8.9% and 5.4% of sales, respectively, while in 2006, one customer accounted for 6.5% of net sales. No other customers in either 2005 or 2006 accounted for more than 5% of net sales.

BUSINESS MODEL
--------------

The wireless phone industry is characterized by the continuous and frequent introduction of new model handsets with design changes, new operating features, and enhancements that limit the ability of all but a few of our competitors to compete with the range of aftermarket accessories we offer, especially by having them available for purchase soon after the phone manufacturers introduces their new models.

We believe we are virtually the only organization that offers resellers three full product lines to provide a "good, better, best" choice for end users to purchase.

In addition to being quick to market on accessories for new phones, it is necessary to have inventory for some handsets for 1-2 years because of their continuing popularity in certain parts of the country that do not follow the latest fashion trends.

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

I) In early 2007 we introduced our Limited collection of high quality cases.

J) In March 2007, we will be introducing our largest ever accessory catalog; approximately 80 pages, and featuring accessories for over 150 phones.


EMPLOYEES

Wireless Xcessories Group employs approximately 85 full time workers divided into accounting, sales, customer services, graphic design, purchasing/product development, MIS, quality control, and warehouse picking and packing. Our 10-person management team has been with the company from 2-15 years, with most managers having 10+ years experience.

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

INDUSTRY RISK FACTORS THAT COULD AFFECT OUR PERFORMANCE
-------------------------------------------------------
A) General economic conditions deteriorate, thus reducing the demand for phones and accessories.
B) Manufacturers reduce the number of new phone introductions, thereby reducing our competitive advantage of speed to market new accessories.

FACTORS AFFECTING FUTURE OPERATING RESULTS
------------------------------------------

The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information.

We wish to take advantage of the "safe harbor" provisions of the Act and are including this section in our Annual Report on Form 10-KSB in order to do so. Forward-looking statements also appear in other sections of this report. Statements that are not historical facts, including statements about management's expectations for fiscal year 2007 and beyond, are forward-looking statements and involve various risks and uncertainties. Factors that could cause the actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

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

WE FACE CERTAIN RISKS RELATING TO CUSTOMER SERVICE.
---------------------------------------------------

Any material disruption or slowdown in our order processing systems resulting from labor disputes, telephone down times, electrical outages, mechanical problems, human error or accidents, fire, natural disasters, or comparable events could cause delays in our ability to receive and distribute orders and may cause orders to be lost or to be shipped or delivered late. As a result, customers may cancel orders or refuse to receive goods on account of late shipments, which would result in a reduction of net sales and could, mean increased administrative and shipping costs.

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

WE FACE CERTAIN RISKS RELATED TO CASH ACCOUNTS, TRADEABLE SECURIES, INVESTMENTS, AND CREDIT LOSSES.

The Company has not experienced any losses on its cash accounts, tradable securities or its investments. The Company sells its products to commercial businesses. Through its continuing relationships with these customers, the Company performs credit evaluations and generally does not require collateral. The Company maintains a reserve for potential credit losses.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on April 12, 2006. The following are results of the voting on the proposals submitted to the stockholders at the annual meeting:

Proposal No. 1: Election of Directors.
The following individuals were elected as directors:

         NAME                                           FOR          AGAINST
         ----                                        ---------       -------
Stephen Rade                                         3,911,338       50,611
Christopher McConnell                                3,910,639       50,865
Bradley T. MacDonald                                 3,910,389       51,115
Allan Kalish                                         3,910,389       51,115
Christopher C. Cole                                  3,897,939       63,565

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

For: 3,907,379 Against: 50,275 Abstained 3,849

The proposal passed by a majority of the vote's cast as dictated by our by-laws. There were no broker non-votes or voted withheld with respect to this proposal.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company trades its Common Stock under the symbol "XWG" on the American Stock Exchange.

There were 61 record holders of the Company's Common Stock as of March 1, 2007. A substantially larger number of beneficial owners hold such shares of Common Stock in depository or nominee form. No dividends have been paid on the outstanding shares of Common Stock.

The Company trades its Common Stock under the symbol "WIRX" on the Over the Counter Bulletin Board ("OTC").
The following tables set forth the range of high and low closing prices for the quarters indicated for the Common Stock on the NMS as reported by NMS for the period January 1, 2005 through April, 2005 on the OTC and from April 2005 through December 31, 2006 on the American Stock Exchange.


COMMON STOCK

2005                             HIGH      LOW
-----                            ----      ---

FIRST QUARTER                    3.15     1.90
SECOND QUARTER                   8.70     2.61
THIRD QUARTER                   15.05     6.30
FOURTH QUARTER                  10.90     4.36



2006

FIRST QUARTER                    7.89     4.60
SECOND QUARTER                   6.75     4.07
THIRD QUARTER                    5.90     2.95
FOURTH QUARTER                   3.74     2.69


ITEM 6. SELECTED FINANCIAL DATA

INTRODUCTION

The following table sets forth the selected financial data for Wireless Xcessories Group, Inc. This information should be read in conjunction with the Consolidated Financial Statements and Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" that appear elsewhere in this document.

The Selected Financial Data have been derived from the consolidated financial results for the year ended December 31, 2006 and 2005 audited by Bagell, Josephs, Levine & Company, L.L.C, respectively, appear only in this section.

                             SELECTED FINANCIAL DATA
                         FISCAL YEAR ENDED DECEMBER 31,

                                                       2006           2005
                                                     --------       --------

                                                  ($ IN THOUSANDS, EXCEPT SHARE
                                                       AND PER SHARE DATA)
     INCOME STATEMENT DATA:

     NET SALES                                       $ 22,869       $ 22,059
     COST OF SALES                                     15,479         13,663
                                                     --------       --------

     GROSS PROFIT                                       7,390          8,396
                                                     --------       --------

     SELLING, GENERAL &
     ADMINISTRATIVE EXPENSES                            6,310          6,254
     (OTHER INCOME) EXPENSE
     LOSS (GAIN) FROM DISPOSITION OF PROPERTY             --               9
     UNREALIZED GAINS ON TRADEABLE SECURITIES            (122)           --
     (GAIN) ON SALE OF INVESTMENTS                       (106)          (153)
     (INTEREST INCOME)                                    (11)           (18)
                                                     --------       --------
     NET INCOME BEFORE INCOME TAXES                     1,319          2,304
     INCOME TAX EXPENSE                                   130            271
                                                     --------       --------
     NET INCOME                                      $  1,189       $  2,033
                                                     ========       ========

     NET EARNINGS PER SHARE OF
     COMMON STOCK- BASIC                             $   0.27       $   0.45
                                                     ========       ========
     NET EARNINGS PER SHARE OF
     COMMON STOCK- DILUTED                           $   0.26       $   0.44
                                                     ========       ========

BALANCE SHEET DATA:

                                                        AS OF DECEMBER 31,
                                                        ------------------
                                                       2006           2005
                                                     --------       --------
     WORKING CAPITAL                                 $  6,269       $  5,806
     TOTAL ASSETS                                       8,029          7,326
     LONG TERM DEBT                                  --------       --------
     STOCKHOLDERS' EQUITY                               7,075          6,173

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year Ended December 31, 2006 ("2006") Compared to Year Ended December 31, 2005 ("2005")

Net sales increased by 4.0% or $.8 million from $22.1 million in 2005 to $22.9 million in 2006. The increase in sales is mainly attributable to the major expansion of our mainly distributed products and product lines, such as, but not limited to, Bluetooth (including the Anycom Bluetooth line introduced in late
2005), sales to a major customer relating to the newly introduced GE Sanyo line, and expanded OEM accessories line. The distributed product lines are a vehicle to not only open new markets, but supplement sales from our regular customer base. Additionally, the Company has significantly improved its competitive position due to the introduction of these expanded product lines, and expanded value added services offered to customers bolstered by our 30 person Sales and Customer Service department, expanded product selection, expanded marketing and overall pricing/value relationship offered to Customers.

Gross profit decreased by $1,006,000 from $8,396,000 in 2005 to $7,390,000 in
2006, but as a percentage of sales decreased from 38.1% to 32.3% The fall off in gross profit percentage resulted from the following:

     (1) The growth of lower margin third party product sales such as, but not limited to: Bluetooth, and GE Sanyo line sales as compared to higher margin direct import sales as a percentage of total sales as compared to 2005.

     (2) The Company gave favorable pricing to new prospects and selected existing customers to expand business and offset increasing competitive factors.

     (3) The Company wrote off additional amounts of defective Bluetooth product that could not be returned to vendors (in one case, the vendor was out of business) for credit.

     (4) The Company absorbed additional charges for obsolescence expense in 2006, resulting from the decision to freshen, expand, and upgrade its proprietary product lines, particularly cases, and the resultant decision to discontinue and aggressively move out slower moving, lower turn, and stale product.

     (5) The company incurred substantially higher freight cost in 2006 compared to 2005 in relation to Far East Shipments in reaction to the tightening of product supply availability, coupled with the bankruptcy of one of our sources. Additionally, with the proliferation of new phones offerings, the Company wanted to insure a competitive advantage by having the product for sale during the holiday selling season.

Selling, general and administrative ("SG&A") expenses increased by 0.2% or $ 56,000 in 2006, from $6,254,000 in 2005 to $6,310,000 in 2006 as compared to sales increase of 4.0% from 2005. As a result, total SG&A expenses as a percentage of sales decreased from 28.4% in 2005 to 27.6% in 2006. The Company continues to give full attention to cost cutting, particularly of non-revenue generating General and Administrative expenses such as professional fees, public relations costs, office supplies, etc. and emphasis on continued productivity, particularly in regards to warehouse labor, which resulted in continued improvement in our sales per employee ratio and salesperson productivity, which helped to hold our warehouse expenses down as a percentage of sales and absorb increases given to our employee base. Additionally, total depreciation charges are down from approximately $258,000 in 2005 to $204,000 in 2006 as the cumulative effect of our limiting our capital expenditures over the past several years. Certain company expenditures were up in the year, particularly the last quarter, to bolster the sales support effort, including an expansion of supporting marketing staff, catalogs, mailings and marketing support materials, along with higher charges to bad debt expected as more Customers were effected by slower sales, heavy competition and continued stretching of payments from their airtime carriers and salary increases given to our employee base in 2006.

Interest income decreased from $18,000 in 2005 to $11,000 in 2006. This is primarily due to less funds being invested in interest bearing certificates offset in part by increased rates earned on interest bearing certificates in 2006.

The Company's effective income tax rate in calculating an expense on the net income on 2006 would have been 40.0% or a total expense of $531,885. As of December 31, 2006, the Company has applied a total of $401,946, consisting of tax timing differences from its tax allowances against its 2005 income tax expense resulting in an expense of $129,939 or 9.8% of taxable income. Our effective income tax rate in 2006 and 2005 was 40.0% and 39%, respectively.

NEW ACCOUNTING STANDARDS

l) Recent Accounting Pronouncements
In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company's financial position, results of operations, or cash flows. In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 155 is not anticipated to have a material impact on the Company's financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer's financial assets that meets the requirements for sale accounting, a transfer of the servicer's financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value

 Recent Accounting Pronouncements (continued) method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of
 FAS 156 is not anticipated to have a material impact on the Company's financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of this interpretation will have on its future financial statements. In September 2006, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurement" ("SFAS No. 157"). This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Prior to SFAS No. 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-model value.
SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement on its financial statements and expects to adopt SFAS No.157 on December 31, 2007.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans --

An Amendment of FASB Statements No. 87, 88, 106, and 132R." This standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan's over funded status or a liability for a plan's under funded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is evaluating the impact of this statement on its financial statements and believes that such impact will not be material.


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

LIQUIDITY AND CAPITAL RESOURCES

Our requirement for capital is to fund (i) sales growth and (ii) financing for possible acquisitions (iii) Repurchase of the Company's Common Stock, and (iv) Capital Expenditures mainly related to business system upgrades. Our primary source of financing during 2006 and 2005 were cash flow from operations.

Our working capital as of December 31, 2006 and 2005 was $ 6,269,281 and

$ 5,805,890, respectively. Net cash provided by operating activities for the years ended December 31, 2006 and 2005 was $ 358,073 and 168,493, respectively. In 2006, we showed cash from operations of $ 1,218,813 from our net income of $ 1,189,504 as adjusted for non-cash items of depreciation and amortization of $ 209,259 bad debt provision of $ 90,677 and Common Stock issued to Directors and Officers of $ 47,510 offset in part by increases in deferred income taxes of $195,587, and unrealized gains recognized on marketable securities of $122,550.

Changes in assets and liabilities in 2006 resulted in a net use of $ 758,668 from increases in Marketable Securities, Inventory and Prepaid expenses and other Assets of $102,071, $230,442, and $339,792 respectively, and by a decrease in Accounts payable and accrued expenses of $198,456, offset in part by a decrease in inventory of $10,021.

Net cash used in investing activities for the 12 months ended December 31, 2006 was $788,124, including approximately $165,000 for the implementation and installation of an upgraded business system including software and hardware cost during the last week of June, 2006 and $52,618 of assorted computer equipment and peripherals. Additionally, the Company purchased 28,500 shares at a value of $7.00 per share in Euro dollars of common stock of Anycom Technologies AG, Monchengladbach (Germany) Inc., a German based manufacturer of Bluetooth with sales operations in the United States, for a total investment of approximately $259,000 in US dollars. Additionally, the Company has advanced Anycom approximately $286,616 under a distribution, logisitics, warehousing and factoring arrangement, whereby the Company provides the above services for a fee based on billings to Anycom customers. The arrangement was entered into in early February of 2006, and was modified in November of 2006 to give the Company collateral rights to all inventory and Accounts Receivable covered under the agreement.

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

Cash used in financing activities in 2006 of $335,425 resulted from the repurchase of 100,000 shares of its common stock at an average price of approximately $3.35 per share.

Cash used in financing activities in 2005 net payments of capital lease obligations of $1,999.

Based upon its present plans, management believes that operating cash flow, and available cash will be adequate to finance the stock repurchase program, to meet the working capital cash needs of the Company and to meet anticipated capital expenditure needs during the 12 months ending December 31, 2007. Although we would like to issue shares of Common Stock as our primary method of financing acquisitions, we anticipate that additional funds may be required to successfully implement any acquisition program, and will use various methods to finance acquisitions, including raising new equity capital. There is no guarantee that such equity or debt financing will be available to us in the future.

COMMITMENT:

We lease warehouse and administrative office space and copy machines with non-cancelable operating lease agreements, which expire at various dates. Certain leases for warehouse and other space contain rental escalation clauses based on the Consumer Price Index. Future minimum lease payments including base rent, common area charges, and lease required real estate tax charges non-cancelable operating leases for the year ending December 31, 2006 are as follows:


                       2007              $   444,062
                       2008                  480,618
                       2009                  161,494
                       thereafter                --
                                         -----------
                       Total             $ 1,086,174
                                         ===========

SEASONALITY AND INFLATION:

In fiscal years 2006 and 2005 the Company did approximately 51%, of its sales in the second half of the year. This reflected the more traditional pick up of additional business in the months preceding the December Holiday season.

The impact of inflation on our operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operating results.

GRAPHS

Total Revenue - Quarterly
Dollars in Millions


          4.955   5.835   5.293   5.976   5.485   5.857   5.670   5.857
         --------------------------------------------------------------
QTR         1       2       3       4       1       2       3       4
 FY        05      05      05      05      06      06      06      06




Gross Profit - Quarterly
Dollars in Millions


          2.066   2.157   2.022   2.151   2.096   1.972   1.582   1.740
         --------------------------------------------------------------
QTR         1       2       3       4       1       2       3       4
 FY        05      05      05      05      06      06      06      06


Operating Cash Flow - Quarterly
Dollars in Thousands


           583    -423     244     502    -25      77      180     126
         --------------------------------------------------------------
QTR         1       2       3       4       1       2       3       4
 FY        05      05      05      05      06      06      06      06


Earnings per Share - Quarterly
Dollars


          .13     .16     .07     .09     .10     .09     .03     .05
         --------------------------------------------------------------
QTR         1       2       3       4       1       2       3       4
 FY        05      05      05      05      06      06      06      06

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - The Company did not have any interest rate risk at December 31, 2006, as there was no outstanding debt owed by the Company other fixed interest capital lease obligations.

Foreign Currency Risk - We do not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements with international customers and suppliers are denominated in U.S. dollars. We purchase approximately 50% of our products from manufacturers located overseas, principally in the Far East. The depreciation of the U.S. dollar against the major Asian currencies could, therefore, cause an increase in the cost of our products and adversely affect our results of operations or financial condition.

ITEM 8A. CONTROLS AND PROCEDURES

Bagell, Josephs, Levine & Company, L.L.C. our independent registered public accounting firm, has provided us with an unqualified report on our consolidated financial statements for the year ended December 31, 2006. However, in the course of conducting its assessment of our internal controls for its audit of our financial statements, Bagell, Josephs has advised the audit committee and management that the following material weaknesses exist as of December 31, 2006:

(1) A material weakness exists in that no written Information Technology (I/T) policies and procedures exist, nor do I/T internal control functions exist to monitor the I/T control environment and assess security.
(2) A material weakness exists in that access to the LAN is not appropriately restricted by firewalls and routers, file access on the server is not adequately configured to restrict access to sensitive information and no evidence exists that user access management is being properly maintained and administered.
(3) A material weakness exists in that the server room does not contain adequate physical or environmental control, the network is not adequately secured against virus or malicious software, no evidence exists that system event logs, change logs, and access logs are being monitored and reviewed and a problem management system for I/T issues does not exist. Additionally, back-up procedures are not adequate to reasonably ensure that all backups of critical data are consistently successful and financial data would be recoverable in the event of a disaster at our main office location.

While these material weaknesses did not have an effect on our reported results, they nevertheless constituted deficiencies in our controls. In light of these material weaknesses and the requirements enacted by the Sarbanes-Oxley act of 2002, and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our controls and procedures needed improvement and were not effective at a reasonable assurance level. Despite those deficiencies in our disclosure controls, management believes that there were no material inaccuracies or omissions of material fact in this report.

Since the discovery of the material weaknesses in I/T internal controls described above, management is strengthening the Company's oversight over the I/T functions and its attendant controls, procedures, documentation and security beyond what has existed in prior years. Specifically, we have taken, and plan to take, whatever additional steps necessary to improve our I/T controls and procedures and to remediate any deficiencies including, but not limited to, the following:

(1) We have commenced a search for a new higher level I/T Manager whose responsibility will be to not only run the function at a high level but to put in place the necessary staff, procedures and controls to properly remediate the deficiencies as sighted above. The selection process is being handled directly by two managers from the I/T steering committee, the Company's human resource manager and subject to final review by the Company's three senior managers. It is expected that the position will be filled no later than April 30, 2007.

(2) The Company's steering committee will take on a more active oversight role to review in detail all deficiencies and to develop with the assistance of I/T personnel a line by line remedial written action plan sighting and defining the deficiency, corrective action to be taken, person(s) responsible and appropriate completion dates. The written plan will be submitted to the audit committee for their review and approval within the next couple of weeks.

(3) The preparation of the plan will be the overall responsibility of the steering committee and senior mangers in coordination with the I/T Director, who will be closely assisted and monitored by the two steering committee members and will include, but not limited to, the following:

     (a) establishing a formal policy and procedure plan, to address the overall security framework, including password usage, intrusion detection and system security monitoring.
     (b) improving our security measures to safeguard our data, including enhancing our recovery plan and better securing access to and environmental improvements to our computer operations facility.
     (c) improve our policies, procedures and attendant documentation for system maintenance and handling back up and recovery tapes.
     (d) improve documentation, testing and access controls relating to new programs and provide high level control over any possible back end entry into the system.
     (e) establishment of a plan for uniform upgrade of workstations and software, including virus protection and software fixes.
     (f) the preparation of an IT policy and procedure manual to document all of our updated procedures/standards on a company-wide basis.

(4) Additionally, the steering committee including senior management will be meeting with top managers of our Business system "Vision" provider and servicer during the week ending April 5, 2007 to discuss their responsibility and role in the process along with any access, system and programming controls we will require from them.

(5) Further consideration is being given as of the date of this report by senior management and the audit committee to the possible hiring of a consultant firm, if needed, to assist us with the project, but no specific determination has been made as to the scope or the nature of any such assignment.

The continued implementation of the initiatives described above is among our highest priorities. We have discussed our corrective actions and future plans with our audit committee and Bagell, Josephs, Levine & Company, L.L.C., as of the date of this report, believe the actions outlined above should serve to correct the above listed material weaknesses to our internal controls. However, in designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assistance of achieving the desires control objectives and are subject to certain limitations, including the exercise of judgment by individuals, the inability to identify unlikely future events, and the inability to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will prevent all errors or fraud or ensure that all material information will be made known to management in a timely manner. In addition, we cannot assure you that neither we nor our independent auditors will in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As of December 31, 2006 and 2005 there were no changes in or disagreements with Bagell, Josephs, Levine & Company LLC on accounting or financial disclosures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth as of February 1, 2007, the name of each of our directors and executive officers, his principal occupation and the nature of all positions and offices with us held by him. Our directors will hold office until the next Annual Meeting of Stockholders.

                                                                         FIRST
                                                                         BECAME
NAME                      AGE          OFFICE                           DIRECTOR
-----                     ---          ------                           --------
Stephen Rade               69     President, Chief Executive              1996
                                  Officer and Chairman of the Board
Christopher F. McConnell   53     Director                                1998
Ronald E. Badke            61     Chief Financial Officer and Secretary   1995
Allan Kalish               81     Director                                1998
Christopher C. Cole        51     Director                                2000
Bradley T. MacDonald       59     Director                                1999
Dawn Kenderdine            37     Vice President and Business
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

Mr. MacDonald was elected a director in March 1999. He is also Chairman of the Board and Chief Executive Officer of Medifast, Inc (AMEX:MED), a position he has held since January 1998. Prior thereto, he was appointed as Program Director of the U.S. Olympic Coin Program of the Atlanta Centennial Olympic Games. From 1991 through 1994, Mr. MacDonald returned to active duty to be Deputy Director and Chief Financial Officer of the Retail, Food and Hospitality and Recreation Business for the United States Marine Corps. Prior thereto, Mr. MacDonald served as Chief Operating Officer of the Bonnie Sunglass Company, President of Pennsylvania Optical Co., Chairman and CEO of MacDonald and Associates' which had major financial interests in retail drug, consumer candy, and pilot sunglass companies. Mr. MacDonald was national president of the Marine Corps Reserve Officer Association and retired from the United States Marine Corps as a Colonel in 1997, after 27 years of service. Mr. MacDonald is a member of the Board of Directors of Toys for Tots Foundation.

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

To the best of our knowledge, based solely on a review of the copies of such reports furnished to us and written representations with respect to the year ended December 31, 2006, our officers, directors and greater than ten percent shareholders were in compliance with all applicable Section 16(a) filing requirements.


ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth for the years ended December 31, 2006, 2005, and 2004; the compensation for services rendered in all capacities to the Company and subsidiaries by the Chief Executive Officer, the Company's other executive officer and key management personnel for the year ended December 31, 2006.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

        NAME AND PRINCIPAL POSITION                  YEAR          SALARY
        ---------------------------                  ----          ------
        Stephen Rade                                 2006         $300,000
        Chief Executive Officer                      2005          298,000
        President and Chairman of the Board          2004          240,692

        Ronald E. Badke                              2006         $128,308
        Chief Financial Officer and                  2005          126,000
        Secretary                                    2004          128,308

        Susan Rade                                   2006         $183,042
        Vice President                               2005          183,942
        Sales Account  Manager                       2004          185,869

        Dawn Kenderdine                              2006         $130,190
        New Business Development Manager             2005          119,756
        Purchasing Director                          2004          123,023


EMPLOYMENT AGREEMENTS

In August 2005, the Company entered into an employment agreement with its Chairman of the Board and Chief Executive Officer, Stephen Rade commencing on September 1, 2005 and expiring on August 31, 2008. The agreement calls for an annual salary of $ 250,000 and an annual bonus of $ 50,000 predicated on Mr. Rade achieving certain financial targets. The agreement also provides that Mr. Rade can receive 5% of the value of any acquisitions under conditions stipulated in the contract. Prior employment agreements with each of Messrs. Rade, and Badke terminated on April 1998 and March 1999, respectively.

COMPENSATION OF DIRECTORS:

We instituted the payment of fees for attendance at Board and related committee meetings in late 2003. Each director will be paid $1,000 for each regular Board Meeting and $500 for each Committee meeting attended. We also reimburse those directors who are not employees of the Company for their expenses incurred, if any, in attending meetings.

In 2007, the Directors will be paid a flat $2,500 for attendance at Board meetings and committee meetings for the year. In addition, in 2007, each Director will receive a grant of shares of the Company's Common Stock totaling a fair market value at grant date not to exceed $5,000.

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

In December 2004, the Board approved an annual fee of $2,500 to each of its non-employee directors for service on the Board and its various committees and the issuance of stock options valued at $5,000 each based on the closing stock price on the day of issuance, which was February 1, 2005.

STOCK OPTIONS

Under the Company's 1995 Stock Option Plan (the "Plan"), the Company's board of Directors or a stock option committee appointed by the board may grant stock options to officers, key employees, directors, and independent consultants of the Company. Currently, 672,624 shares of the Company's common stock are reserved for issuance under the Plan.

The following table sets forth the details of the options held at the end of the year December 31, 2006 by the executive officers set forth in the Summary Compensation Table. Mr. Rade, Mr. Badke and Ms. Kenderdine were not granted options under the Plan during the year 2005, but 10,000 option shares were granted to Dan Kenderdine our facilities manager and husband of executive officer Dawn Kenderdine and accordingly is listed below as part of Ms. Kenderdine holdings.

                          FISCAL YEAR END OPTION VALUES

                           NUMBER OF SHARES UNDERLYING
                          UNEXERCISED OPTIONS AT FISCAL
                                    YEAR END
                          -----------------------------
      NAME              Exercisable  Weighted   Option    Option
                          Shares     Exercise   Market   Underlying
                                      Price     Value      Value

      Ronald E. Badke     20,000      $1.44    $59,800    $30,000
      Dawn Kenderdine     10,000      $4.68    $29,500    $     0

(1) The market value used in the above chart was $2.95, which represents the closing price of the Company's Common Stock as of the close of business on December 31, 2006.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 1, 2007, as supplied to the Company, regarding the beneficial ownership of the Common Stock by all persons known to the Company who own more than 5% of the outstanding shares of the Company's Common Stock, each director of the Company, each executive officer of the Company named in the Summary Compensation Table included elsewhere in this report and all executive officers and directors as a group. Unless otherwise indicated, based on information provided to the Company by the directors, executive officers and principal shareholders, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

NAME*                                   NUMBER OF SHARES
                                      BENEFICIALLY OWNED(1)       PERCENTAGE(2)
                                      ---------------------       -------------
Christopher F. McConnell (3)                 47,427                    1.1%
Stephen Rade                                742,000                   16.8%
Ronald E. Badke (4)                          23,200                    --**
Christopher C. Cole (5)                      67,427                    1.5%
Allan Kalish (6)                             51,427                    1.2%
Bradley T. MacDonald                         10,427                    --**
Dawn Kenderdine (7)                          49,500                    1.1%
Directors and Officers as a group           991,408                   22.5%
(7) persons)(8)


* The business address of each shareholder named in this table is Wireless Xcessories Group, Inc, 1840 County Line Road, Huntingdon Valley, PA 19006.
**Less than 1%.

(1) For purposes of this table, a person or group is deemed to have "beneficial ownership" of any shares, which such person has the right to acquire within 60 days.

(2) Percentage ownership is based on 4,414,122 shares of Common Stock outstanding net of Treasury Stock on March 1, 2007. For purposes of computing the percentage of outstanding shares held by each such person or group of persons named above, any security which such person or group of persons has the right to acquire within 60 days is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3) Includes exercisable options to purchase 47,427 shares.

(4) Includes exercisable options to purchase 20,000 shares and 3,200 vested common stock shares under the Company's restricted stock program.

(5) Includes exercisable options to purchase 44,427 shares.

(6) Includes exercisable options to purchase 41,427 shares.

(7) Includes exercisable options to purchase 10,000 shares and 4,000 vested common stock shares under the Company's restricted stock program.

(8) Includes exercisable options to purchase 163,281 shares.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We employ Susan Rade, wife of Stephen Rade, current CEO, as a high volume and senior sales person with certain administrative functions. In this role, Mrs. Rade earns the bulk of her compensation as part of our sales incentive commission programs earning $183,042 and $183,942 in the twelve months December 31, 2006 and 2005, respectively, including draws, commission and a $36,000 salary for administrative duties. We employ Dan Kenderdine, husband of Dawn Kenderdine, as our Facilities Manager since mid 2004. Mr. Kenderdine earns the bulk of his compensation from salary and bonuses earning $ 52,273 for the year ended December 31, 2006 and $ 44,270 for the year ending December 31, 2005. Additionally, Mr. Kenderdine was awarded 10,000 stock options under the Company's stock option plan in December 2005 at a price of $4.68 per share.


ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The term "disclosure controls and procedures " are defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. They have concluded that, as of December 31, 2006 our disclosures were effective to ensure that:

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

This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of December 31, 2006 our disclosure and procedures were effective in ensuring that required information would be disclosed on a timely basis in our reports filed under the exchange act.

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

3. EXHIBITS - The following is a list of exhibits. Where so indicated by footnote, exhibits, which were previously filed, is incorporated by reference.

ITEM 16. PRINCIPAL ACCOUNTANT FEES AND SERVICES

                            AUDIT AND NON-AUDIT FEES:

For the years ended December 31, 2005 and 2006, fees billed for services performed by Bagell, Josephs, Levine & Company, L.L.C., the Company's independent auditor, charged to the Company for the annual certified audits, for 10Q filings for the quarters ended March 31, June 30 and September 30, 2005 and 2006 and miscellaneous services, were as follows:

                                         FISCAL           FISCAL
                                        YEAR 2005        YEAR 2006
                                        ---------        ---------
          Annual certified audit        $ 33,500         $ 38,000
          10QSB reviews                   15,000           22,000
          Other charges                      --               --
                                        --------         --------
              TOTAL                     $ 48,500         $ 60,000
                                        ========         ========

All above charges were included as an expense to the Company in the respective years listed above.

              WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM .................   F-2


CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2006 AND 2005 ............   F-3


CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED
DECEMBER 31, 2006 AND 2005 ..............................................   F-5


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS
ENDED DECEMBER 31, 2006 AND 2005 ........................................   F-6


CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2006 AND 2005 ..............................................   F-7


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ..............................   F-9

                    BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
                          Certified Public Accountants

                     200 Haddonfield Berlin Road, Suite 402
                        Gibbsboro, New Jersey 08026-1239
                        (856) 346-2828 Fax (856) 346-2882




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Wireless Xcessories Group, Inc.
1840 County Line Road
Huntingdon Valley, PA 19006


We have audited the accompanying consolidated balance sheets of Wireless Xcessories Group, Inc., (the "Company") as of December 31, 2006, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Xcessories Group, Inc., as of December 31, 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.


/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Gibbsboro, NJ 08026

March 15, 2007



           AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS (AICPA)
                         CENTER FOR AUDIT QUALITY (CAQ)
               NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
             PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                       FLORIDA STATE BOARD OF ACCOUNTANCY

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2006 AND 2005
                                     ASSETS

                                                           2006         2005
                                                        ----------   ----------
CURRENT ASSETS
   Cash and cash equivalents                            $  318,922   $  773,321
   Investment in Tradable Securities                     2,134,992    1,910,371
   Accounts receivable (net of allowance for doubtful
   accounts of $89,205 and $100,696, respectively        1,872,582    1,732,817
   Inventories                                           2,088,346    2,098,367
   Prepaid expenses and other assets                       260,220      343,188
   Current portion of deferred income taxes                127,535      100,878
   Advances to foreign manufacturer under
    distributor agreement                                  286,616          --
   Federal and State prepaid taxes                         134,665          --
                                                        ----------   ----------
          Total current assets                           7,223,878    6,958,942

PROPERTY AND EQUIPMENT - Net                               339,738      331,378
INVESTMENTS                                                259,429          --
LONG-TERM PORTION OF DEFERRED
INCOME TAXES                                               168,930          --
OTHER ASSETS                                                37,230       35,751
                                                        ----------   ----------
Total assets                                            $8,029,205   $7,326,071
                                                        ==========   ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           2006         2005
                                                        ----------   ----------
CURRENT LIABILITIES
  Accounts payable                                      $  792,141   $  862,974
  Income taxes payable                                         --       100,878
  Accrued payroll and related benefits                     133,921      140,997
  Other accrued expenses                                    28,535       48,203
                                                        ----------   ----------
          Total current liabilities                        954,597    1,153,052
                                                        ----------   ----------
STOCKHOLDERS' EQUITY
   Preferred stock, par value $.001, 1,000,000 shares
   authorized, no shares issued or outstanding                 --           --
   Common stock, par value $.001, 10,000,000 shares
    authorized, 5,373,080 and 5,343,080 issued in
    2006 and 2005, respectively                              5,373        5,343
   Additional paid-in capital                           11,453,604   11,411,124
   Accumulated deficit                                  (3,640,872)  (4,830,376)
   Treasury stock, at cost, 958,958 and 861,385
      shares, respectively                                (743,497)    (413,072)
                                                        ----------   ----------
          Total stockholders' equity                     7,074,608    6,173,019
                                                        ----------   ----------
Total liabilities and stockholders' equity              $8,029,205   $7,326,071
                                                        ==========   ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                          2006          2005
                                                      -----------   -----------

Net sales                                             $22,869,199   $22,059,179
Cost of sales                                          15,479,073    13,662,861
                                                      -----------   -----------
Gross profit                                            7,390,126     8,396,318
Selling, general and administrative expenses           (6,310,499)   (6,254,329)
                                                      -----------   -----------
Income from operations                                  1,079,627     2,141,989
Other Income (Expense):
 (Loss) from disposition of Property                          --         (8,824)
 Unrealized gains on Tradable Securities                  122,550           --
 Gain on sale of investments                              106,187       152,872
 Interest income                                           11,079        18,320
                                                      -----------   -----------
Income before Income taxes                              1,319,443     2,304,357
Income tax expense                                        129,939       271,113
                                                      -----------   -----------
Net Income                                            $ 1,189,504   $ 2,033,244
                                                      ===========   ===========

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                          2006          2005
                                                      -----------   -----------

Earnings per common share - Basic:
  Net Income                                          $      0.27   $      0.45
                                                      ===========   ===========
Diluted:
Net Income                                            $      0.26   $      0.44
                                                      ===========   ===========
Weighted average number of common
shares outstanding - Basic                              4,464,710     4,467,570
                                                      ===========   ===========
Weighted average number of common
shares outstanding - Diluted                            4,627,940     4,672,779
                                                      ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                   Common Stock         Paid-in       Accumulated       Treasury Stock         Total
                                 Shares     Amount      Capital         Deficit        Shares     Amount       equity
                                 ------     ------      -------       -----------      ------     ------       ------
Balance December 31, 2004      5,327,080    $5,327    $11,363,939     $(6,863,620)   (868,885)  $(453,422)   $4,052,224

Stock Issued                      16,000        16         47,185                       7,500      40,350        87,551

Net Income                                                              2,033,244                             2,033,244
                               ---------    ------    -----------     -----------     -------   ---------    ----------

Balance December 31, 2005      5,343,080     5,343     11,411,124      -4,830,376    (861,385)   (413,072)    6,173,019

Net Income                                                              1,189,504                             1,189,504

Stock issued                      30,000        30         42,480                       2,427       5,000        47,510

Shares repurchased                                                                   (100,000)   (335,425)     (335,425)
                               ---------    ------    -----------     -----------     -------   ---------    ----------
Balance December 31, 2006      5,373,080    $5,373    $11,453,604      (3,640,872)   (958,958)  $(743,497)   $7,074,608
                               =========    ======    ===========     ===========     =======   =========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                 2006          2005
                                                             -----------   -----------
OPERATING ACTIVITIES:
   Net Income                                                $ 1,189,504   $ 2,033,244
Adjustments to reconcile net income to net cash provided
by operating activities:
   Unrealized Gains on Tradable Securities                      (122,550)          --
   Depreciation and amortization                                 209,259       258,313
   Provision for doubtful accounts                                90,677         2,920
   Common Stock issued to Directors, Officer and employees        47,510           --
   Common Stock issued to Consultants                                --         87,550
   Deferred Income taxes                                        (195,587)     (100,878)
   Changes in assets and liabilities:
   Tradable Securities                                          (102,071)     (737,620)
   Accounts Receivable                                          (230,442)     (605,169)
    Inventories                                                   10,021      (539,304)
   Prepaid expenses and other assets                            (339,792)     (138,798)
   Accounts payable and accrued expenses                        (198,456)      (91,765)
                                                             -----------   -----------
          Net cash provided by operating activities              358,073       168,493
                                                             -----------   -----------
INVESTING ACTIVITIES:
   Purchases of property and equipment, net                     (217,618)     (141,137)
   Investment in common stock of foreign distributor            (259,429)          --
   Principal payment received on note receivables from
    sale of subsidiaries                                             --         13,433
                                                             -----------   -----------
          Net cash (used in) investing activities               (477,047)     (127,704)
                                                             ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                 2006          2005
                                                             -----------   -----------
FINANCING ACTIVITIES:
Repurchase of common stock                                   $  (335,425)  $       --
Payments on capital lease obligations                                --         (1,999)
                                                             -----------   -----------
          Net cash (used) in financing activities               (335,425)       (1,999)
                                                             -----------   -----------
NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                                               (454,399)       38,790

CASH & CASH EQUIVALENTS - BEGINNING OF YEAR                      773,321       734,531
                                                             -----------   -----------
CASH AND CASH EQUIVALENTS - END OF YEAR                      $   318,922   $   773,321
                                                             ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during year for:

       Income taxes                                          $   562,182   $   270,000
                                                             ===========   ===========
Supplemental Disclosure of Non-Cash Activity:

Common Stock issued to Directors, Officer
  and Employee                                               $    47,510   $       --
                                                             ===========   ===========
Common Stock issued to Consultants                           $       --    $    87,550
                                                             ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


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

In determining the adequacy of the allowance for doubtful accounts, we consider number of factors including the aging of the receivable portfolio, customer payment trends, and financial condition of the customer, industry conditions and overall credibility of the customer. Actual amounts could differ significantly from our estimates.

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

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ( CONTINUED)

Cash equivalents- The Company considers all highly liquid investments with a maturity date of three months or less from the date of purchase or high-grade money market funds to be cash equivalents.

Concentration of Risk- the Company has not experienced any losses on its cash accounts or short-term investments. The Company sells its products to commercial businesses. Through its continuing relationships with these customers, the Company performs credit evaluations and generally does not require collateral. The Company maintains a reserve for potential credit losses. In 2005, two customers accounted for 8.9% and 5.4% of sales, respectively, while in 2006, one customer accounted for 6.5% of net sales. No other customers in either 2005 or 2006 accounted for more than 5% of net sales.

In 2006, the Company purchased approximately 50% of its products from domestic sources and 50% from foreign sources, principally the Far East.
A Far East supplier accounted for approximately 26.7% of total purchases in 2006. No other vendor accounted for 10% or more of our purchases in 2006. In 2005, the Company purchased approximately 23.5% of its products from two Far East suppliers accounting for approximately 12.7% and 10.8% respectively, of total purchases. No other vendor accounted for 10% or more of our purchases in 2005.

Inventories- Inventories, which consist solely of finished goods, are carried at the lower of cost, determined on a first-in, first-out basis (FIFO), or market value.

Property and Equipment- Property and equipment are stated at cost. Additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation and amortization of property and equipment is calculated under the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives are five to seven years for furniture and fixtures and three to ten years for machinery and equipment. Leasehold improvements are

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

amortized over the shorter of their estimated useful lives or the terms of their leases. Depreciation and amortization expense was $209,259 and $258,313 in 2006 and 2005, respectively, and is included in selling, general and administrative expense in the consolidated statements of operations.

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

Earnings per share- Basic earning per share (EPS) is computed using the weighted

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

average number of common shares outstanding for the period while diluted EPS is computed assuming conversion of all dilutive securities such as options.

Included below is a reconciliation of shares for the basic and diluted EPS computations.
                                                       2006             2005
                                                    ---------        ---------
           Basic EPS Shares                         4,464,710        4,467,570
           Dilutive effect of stock options
             and warrants                             163,320          205,209
                                                    ---------        ---------
           Diluted EPS shares                       4,627,940        4,672,779
                                                    =========        =========

Options to purchase 172,781 and 205,209 and shares with exercise prices ranging from $.28 to $4.68 respectively were outstanding at December 31, 2006 and 2005 respectively, which shares were included in the computation of diluted EPS.

Disclosures about Fair Value of Financial Instruments- the carrying values of cash, and cash equivalents, and long-term debt approximate their respective fair values.

Employee Stock Options-The Company applies Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," which recognizes compensation costs based on the intrinsic value of an equity

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                        RECENT ACCOUNTING PRONOUNCEMENTS-

l) Recent Accounting Pronouncements
In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 155 is not anticipated to have a material impact on the Company's financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer's financial assets that meets the requirements for sale accounting, a transfer of the servicer's financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ( CONTINUED)

either available-for-sale or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value

 Recent Accounting Pronouncements (continued) method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of

FAS 156 is not anticipated to have a material impact on the Company's financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of this interpretation will have on its future financial statements. In September 2006, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurement" ("SFAS No. 157"). This standard

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ( CONTINUED)

provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Prior to SFAS No. 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-model value.
SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement on its financial statements and expects to adopt SFAS No.157 on December 31, 2007.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans --

An Amendment of FASB Statements No. 87, 88, 106, and 132R." This standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan's over funded status or a liability for a plan's under funded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is evaluating the impact of this statement on its financial statements and believes that such impact will not be material.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In March 2005, the FASB issued Statement of Financial Accounting Standards Interpretation Number 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations." FIN 47 provides clarification regarding the meaning of the term "conditional asset retirement obligation" as used in SFAS 143, "Accounting for Asset Retirement Obligations." FIN 47 is effective for the year ended December 31, 2006. The effect of FIN 47 on the Company's financial position, results of operations and cash flows is immaterial.

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

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 2 - PROPERTY AND EQUIPMENT - NET Property and equipment consists of the following:

                                                        DECEMBER 31,
                                                 ------------------------
                                                    2006          2005
                                                 ----------    ----------
           Machinery and equipment               $2,255,910    $2,034,293
           Furniture and fixtures                   419,979       419,979
           Vehicles                                     --          4,000
           Leasehold improvements                   253,482       253,482
                                                 ----------    ----------
                                                  2,929,371     2,711,754
           Less accumulated depreciation
             and amortization                    (2,589,634)   (2,380,376)
                                                 ----------    ----------
           Property and equipment, net           $  339,737    $  331,378
                                                 ==========    ==========

NOTE 3 - INVESTMENTS

In August 2006, the Company purchased 28,500 shares of stock in Anycom Technologies A.G. "Anycom" Monchengladbach, Germany, at 7 Euros per share for a total investment of approximately $259,000 in US dollars. Anycom moved ahead with an initial public offering in early January 2007, and as a stipulation to this transaction, the Company has agreed to a 90-day post offering restriction period in which the Company cannot trade its shares without the specific knowledge and approval of Anycom and its underwriters. The approximate market value of the investment on March 1, 2007 was $ 276,706, based on the closing price of the stock on February 28, 2007.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 3 - INVESTMENTS - (CONTINUED)

and collection support for certain specified items for shipment, and sales to Anycom designated an approved customers. As of December 31, 2006, the Company has made advances to Anycom of $ 286,616, which are fully collateralized by inventory held by the Company and Accounts Receivable generated by billings. The company had earlier in the year, as modified in November 2006, entered into a distribution agreement in which the Company provides distributing, warehousing, financing, logistical, billing, and collection support for certain specified items for shipment, and sales to Anycom designated an approved customers. As of December 31, 2006, the Company has made advances to Anycom of $ 286,616, which are fully collateralized by inventory held by the Company and Accounts Receivable generated by billings.

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

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 4 - STOCKHOLDERS' EQUITY - (CONTINUED)

The Board of Directors has approved a stock buyback program and have authorized Management to repurchase a total of up to 1,250,000 shares of Common Stock at a total cost not to exceed $1,000,000 through July 5, 2005. As of December 31, 2005 and 2004, the Company has repurchased cumulatively 981,775 (and subsequently reissued approximately 120,390 shares at an average price of $0.51per share.

On December 7, 2005, the Board authorized a Company Stock buy back program for a one year period which expired on December 7, 2005 whereby management may make purchases from time to time on the open market at prevailing prices or in privately negotiated transactions of a total of up to 250,000 shares of its Common Stock at a cost not to exceed $1,000,000. Under this program the Company purchased 100,000 shares at an average of $3.35 per share or a total cost of approximately $335,000 under this program.

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

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 4 - STOCKHOLDERS' EQUITY - (CONTINUED)

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

At December 31, 2006 and 2005, there were a total of 672,624 shares available for grant.

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 4 - STOCKHOLDERS' EQUITY - (CONTINUED)

The following information pertains to the stock options outstanding for the years ending December 31, 2005:

                                Options outstanding       Options exercisable
                                -------------------       -------------------
                                            Weighted                Exercisable
                               Number       Average                  Wtd. Avg.
                                 of         Share        Options     Exercise
                               Shares       Price        Shares       Price
                              --------     --------     --------     --------
Options outstanding at
  December 31, 2004            183,500     $   1.12      183,500     $   1.12
     Granted                    21,708         3.51       21,708         3.51
                              --------     --------     --------     --------
Options outstanding at
  December 31, 2005            205,208         1.37      205,208         1.37
     Exercised                 (32,427)        1.46       32,427         1.46
                              --------     --------     --------     --------
Options outstanding at
  December 31, 2006            172,781     $   1.30      172,781     $   1.30
                              ========     ========     ========     ========

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

The following table summarizes information as of December 31, 2006 concerning currently outstanding and exercisable options:

                       Options outstanding and exercisable
                                    Weighted
                                     Average
                                    Remaining
                                Contractual Life

                                         Weighted
                                         Average                     Weighted
   Range of        Number        Life    Exercise     Number         Average
Exercise Price   Outstanding   (Years)    Price     Exercisable   Exercise Price
--------------------------------------------------------------------------------
 $0.28-$3.75      80,000         4.7      $0.33        80,000         $ 0.33
 $1.01-$2.00      62,500         3.2      $1.42        62,500         $ 1.42
 $2.06-$2.06       7,281         8.1      $2.06         7,281         $ 2.06
 $4.01-$5.00      23,000         6.1      $4.57        23,000         $ 4.57

The outstanding stock options as of December 31, 2006 vest as follows:
(a) All of the option shares are vested on the date of the grant (12,000 options outstanding at December 31, 2006)
(b) Half of the options shares are vested on the date of the grant with an additional one-half vesting in the first anniversary there from (133,281 options outstanding at December 31, 2006) or
(c) one-fifth of the options shares are

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

vested on the date of grant with an additional one-fifth vesting on the first, second, third, and forth anniversaries there from, respectively (27,500 shares outstanding at December 31, 2006).

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

                                                         2006           2005
                                                     -----------    -----------
       As reported net income:                       $ 1,189,504    $ 2,033,244
       Add: Stock-based compensation expense
            included in reported net income
            net of related tax effects                      --             --
       Deduct: Total stock-based
            employee compensation expense
            determined under fair value
            based method for all awards,
            net of related tax effects                     ( -- )       (69,143)
                                                     -----------    -----------
       Pro forma net income                          $ 1,189,504    $ 1,964,101
                                                     ===========    ===========

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)


Basic net income per common share:
       As reported                                      $    0.27    $    0.45
       Pro forma                                        $    0.27    $    0.44
       Diluted income net income per
       common share:
       As reported                                      $    0.26    $    0.44
       Pro forma                                        $    0.26    $    0.42

There were 0 and 21,708 options granted during the years ended December 31 2006 and 2005, respectively. The fair value of each outstanding option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.7%, for 2005; and expected volatility of 100% for 2005, respectively.

NOTE 5 - INCOME TAXES
The provision for income taxes on continuing operations consists of:

                                                           2006         2005
                                                        ---------    ---------
       Current:
       Federal                                          $ 454,411    $ 345,368
       State                                               77,474       25,510
                                                        ---------    ---------
                                                          531,885      370,878
                                                        ---------    ---------

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 5 - INCOME TAXES (CONTINUED)

     Deferred:
       Federal                                          $(365,771)   $ (84,970)
       State                                              (36,175)     (14,795)
                                                        ---------    ---------
                                                         (401,946)     (99,765)
                                                        ---------    ---------
       Total provision
       For income taxes                                 $ 129,939      271,113
                                                        =========    =========

In conformity with SFAS No. 109, deferred tax assets and liabilities are classified based on the financial reporting classification of the related assets and liabilities, which give rise to temporary book/tax differences. Deferred taxes related to the following temporary differences:

                                                              DECEMBER 31,
                                                        ----------------------
                                                           2006         2005
                                                        ---------    ---------
       Deferred income tax assets:
       Benefit of net operating loss carry forward      $     --     $     --
       Accrued compensation                                19,000          --
       Inventory reserve                                  101,590       83,834
       Bad debts reserve                                   29,767       42,065
       Sales returns and allowances                        57,000       45,015
       Goodwill                                           197,430      224,520
       Other                                                  --         9,500
                                                        ---------    ---------
                                                          404,787      404,934
                                                        =========    =========

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 5 - INCOME TAXES (CONTINUED)

   Deduct:  Deferred income tax liabilities:
       State taxes                                         12,262       14,862
       Deferred Revenue                                    46,569          --
       Depreciation                                        28,500          --
                                                        ---------    ---------
                                                          317,456      390,072

       Deduct: Valuation allowance                         20,991      289,194
                                                        ---------    ---------
       Net deferred tax asset                           $ 296,465    $ 100,878
                                                        =========    =========

The effective income tax rate varied from the U.S. Federal statutory tax rate as follows:

                                                           2006         2005
                                                        ---------    ---------
       Statutory income tax rate                            34.0%        34.0%
       State income taxes, net of
       federal tax benefit                                   4.3          5.2
       Meals and entertainment                               0.1          0.1
       Valuation allowance                                 (27.7)       (27.3)
                                                        ---------    ---------
       Effective tax rate                                   10.7%        12.0%
                                                        =========    =========

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 5 - INCOME TAXES (CONTINUED)

As of December 31, 2006 the Company has fully utilized all its federal and state net operating loss carry forwards. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary difference, which has included operating loss carry forwards. The Company in has provided a valuation allowance for all of its deferred tax asset balance of $289,194 at December 31, 2005. In 2006, The Company provided a valuation allowance of $20,991, which it applied against its deferred tax asset balance of $317,465, leaving a balance of $296,465, which is classified as a current asset for financial presentation purposes.

The Company based on the past two years profitable operation reduced the valuation allowance by $195,583 which represents the reduction in the Deferred tax assets from December 31, 2005 to December 31, 2006.

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

            2007                                           444,062
            2008                                           480,618
            2009                                           161,494
           thereafter                                          --
                                                        ----------
            Total:                                      $1,086,174
                                                        ==========

                WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2006 AND 2005

NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Rent expense exclusive of common area maintenance and real estate taxes, where applicable for all operating leases for both the years ended December 31, 2006 and 2005 was $353,919.

NOTE 7 - RELATED PARTY TRANSACTIONS
We employ Susan Rade, wife of Stephen Rade, current CEO, as a high volume and Senior sales person with certain administrative functions. In this role, Mrs. Rade earns the bulk of her compensation as part of our sales incentive commission programs earning $183,042 and $183,942 in the twelve months December 31, 2006 and 2005, respectively, including draws, commission and a $36,000 salary for administrative duties.

We employ Dan Kenderdine, husband of Dawn Kenderdine our Vice President, as our Facilities Manager since mid 2004. Mr. Kenderdine earns the bulk of his compensation from salary and bonuses earning $ 52,273 for the year ended December 31, 2006 and $ 44,270 for the year ending December 31, 2005. Additionally, Mr. Kenderdine was awarded 10,000 stock options under the Company's stock option plan in December 2005 at a price of $4.68 per share.

NOTE 8 - SEGMENT DISCLOSURE
The Company effectively operates in one business segment, the Wireless Products Segment, which distributes cellular telephone accessory products including batteries, chargers, and antennas throughout North America. The Wireless Products Segment is headquartered in Huntingdon Valley, Pennsylvania. All revenue and essentially all long-lived assets were related to operations in the United States as of and for the years ended December 31, 2006, and 2005.

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

10.6      Option issued to Mr. Robert W. Tauber*

10.7 Management Services Agreement between the Company and Founders Management Services, Inc., as amended*

10.8      Lease between Advanced Fox Antenna, Inc. and Rade Limited Partners*

10.9 Registration Rights Agreement between the Company and Messrs. Tauber and Rade*

10.10 Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997among IBJ Schroder Bank & Trust Company as Agent and the Company, Advanced Fox Antenna, Inc., Tauber Electronics Inc., Battery Acquisition Corp., Specific Energy Corporation, Battery Network, Inc. and W.S.Battery & Sales Company, Inc.**

10.11 Amendment No. 1 and Joinder Agreement dated __________ among the Company, certain of its affiliates and IBJ Schroder Bank & Trust Company***

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

10.16 Waiver and Amendment to Revolving Credit, Term Loan and Security Agreement dated March 30, 2001 by and among the Company, certain of its affiliates and IBJ Schroder Bank & Trust Company

10.17 Form of Warrant issued to each of Warren H. Haber and John L. Teeger** List of Subsidiaries

* Filed as an exhibit to the Company's Registration Statement on Form S-1(File No. 33-80939) and incorporated by reference thereto.

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

                                      WIRELESS XCESSORIES GROUP, INC.

Date: March 15, 2007                  by: /s/ Stephen Rade
                                          -----------------------
                                          Stephen Rade
                                          Chief Executive Officer and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.


         NAME                               TITLE                      DATE
----------------------------     ----------------------------     --------------


/s/ Stephen Rade                 Chairman of the Board, Chief     March 15, 2007
----------------------------     Executive Officer, President
Stephen Rade                     and Director (Principal
                                 Executive officer)

/s/ Ronald E. Badke              Chief Financial Officer          March 15, 2007
----------------------------     and Secretary (principal
Ronald E. Badke                  financial officer)

/s/ Christopher F. McConnell     Director                         March 15, 2007
----------------------------
Christopher F. McConnell

/s/ Allan Kalish                 Director                         March 15, 2007
----------------------------
Allan Kalish

/s/ Christopher C. Cole          Director                         March 15, 2007
----------------------------
Christopher C. Cole

/s/ Bradley T. MacDonald         Director                         March 15, 2007
----------------------------
Bradley T. MacDonald