Form 10QSB
period 2007-03-31
WIRELESS XCESSORIES GROUP INC
filed 2007-05-15
CIK 1005504

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

                  For the quarterly period ended March 31, 2007
                         Commission File Number 0-27996

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

                                       N/A
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, If
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of March 31, 2007, there were 4,415,722 shares of the registrant's Common Stock net of Treasury Stock, par value $.001 per share outstanding.
================================================================================

FORWARD LOOKING STATEMENTS

Some of the information presented in this quarterly report constitutes forward-looking statements within the meaning of the private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about management's expectations for fiscal year 2007 and beyond, are forward looking statements and involve various risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge, there can be no assurance that actual results will not differ materially from the Company's expectations. Factors that could cause the actual results to differ materially from expectations are discussed in the Company's Annual Report on Form 10-K and in other filings with the Securities and Exchange Commission.

                         WIRELESS XCESSORIES GROUP, INC.
                 FORM 10-QSB FOR THE PERIOD ENDED MARCH 31, 2007
                                      INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets March 31, 2007 (unaudited)
           and December 31, 2006.............................................. 3

           Condensed Consolidated Statements of Income for the three
           months ended March 31, 2007 and 2006 (unaudited)................... 4

           Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 (unaudited)................... 5

           Notes to Condensed Consolidated Financial Statements ............ 6-8

ITEM 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................ 8-9

ITEM 3.    Financial graphs................................................... 9

ITEM 4.    Controls and Procedures .......................................... 10

PART II.   COMPANY HISTORY, OVERVIEW, AND DESCRIPTION OF RECENT EVENTS

ITEM 1.    Company history, overview, and description of recent events ... 11-15

ITEM 2.    Risk Factors...................................................... 15

PART III.  OTHER INFORMATION

ITEM 1.    Submission of matters to a vote of Security holders............ 15-16

ITEM 2.    Signatures........................................................ 16

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         WIRELESS XCESSORIES GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS
                                                                                March 31,     December 31,
                                                                                  2007            2006
                                                                               ----------      ----------
                                                                                      (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                      $      969      $      319
Marketable Securities                                                               2,192           2,135
Accounts receivable (net of allowance of
$103 and $89, respectively)                                                         1,941           1,873
Inventories                                                                         1,662           2,088
Prepaid expenses and other current assets                                             246             260
Deferred income taxes-Current                                                         127             127
Advances to foreign manufacturer under
   Distributor agreement                                                              104             287
Federal and State prepaid taxes                                                      --               135
                                                                               ----------      ----------
    Total Current Assets                                                       $    7,241      $    7,224

PROPERTY AND EQUIPMENT - Net                                                          304             340
INVESTMENTS                                                                           243             259
DEFERRED INCOME TAXES                                                                 169             169
OTHER ASSETS                                                                           37              37
                                                                               ----------      ----------
  TOTAL ASSETS                                                                 $    7,994      $    8,029
                                                                               ==========      ==========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:


Accounts payable                                                               $      457      $      792
Income taxes payable                                                                   50            --
Accrued payroll and related benefits                                                  104             134
Other accrued expenses                                                                 28              28
                                                                               ----------      ----------
       Total Current Liabilities                                               $      639      $      954
                                                                               ----------      ----------
STOCKHOLDERS' EQUITY
  Preferred stock, par value $.001, 1,000,000 shares authorized, no shares issued or outstanding Common stock, par value $.001, 10,000,000 shares authorized, 5,373
  issued in both 2007 and 2006                                                          5               5
  Additional paid-in-capital                                                       11,454          11,454
  Accumulated deficit                                                              (3,365)         (3,641)
  Treasury Stock at cost, 957 and 959
    in 2007 and 2006                                                                 (739)           (743)
                                                                               ----------      ----------
  Total Stockholders' Equity                                                        7,355           7,075
                                                                               ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY                                      $    7,994      $    8,029
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

                         WIRELESS XCESSORIES GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                             Three Months Ended
                                                                  March 31,
                                                       ------------------------------
                                                           2007              2006
                                                       ------------      ------------
NET SALES                                              $      6,073      $      5,485
COST OF SALES                                                 3,955             3,389
                                                       ------------      ------------
  Gross profit                                                2,118             2,096
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  1,716             1,648
                                                       ------------      ------------
INCOME FROM OPERATIONS                                          402               448
OTHER INCOME:
(LOSS) ON INVESTMENTS                                           (16)             --
UNREALIZED NET GAINS FROM MARKERTABLE SECURITIES                 59              --
DIVIDEND INCOME AND CAPITAL GAINS DISTRIBUTIONS                  10                11
INTEREST INCOME                                                   5                 4
                                                       ------------      ------------
  Income before income taxes (benefit)                          460               463
INCOME TAXES (BENEFIT)                                          184                (5)
                                                       ------------      ------------
  Net Income                                           $        276      $        468
                                                       ============      ============
Net Income per common share - Basic and Diluted        $       0.06      $       0.10
                                                       ============      ============
Basic weighted average common shares outstanding          4,415,389         4,483,425
                                                       ============      ============
Diluted weighted average common shares outstanding        4,565,170         4,687,003
                                                       ============      ============

         The accompanying notes are an integral part of these condensed
                        Consolidated financial statements

                         WIRELESS XCESSORIES GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                Three Months Ended March 31,
                                                                                     2007          2006
                                                                                   --------      --------
OPERATING ACTIVITIES:
Net income                                                                         $    276      $    468
Adjustments to reconcile net income to cash
  provided by (used in) operating activities-
    Unrealized Gains on Tradable Securities
    Depreciation and amortization                                                        61            46
    Allowance for doubtful accounts                                                      31           (13)
    Stock issuance to a director and an officer                                        --              48
    Common Stock Issued to Consultants                                                    4          --
    Deferred Income taxes                                                              --             (74)
    Unrealized net gains on investments                                                 (66)         --
    Unrealized loss on investment in foreign manufacturer                                16          --
Changes in assets and liabilities:
    Marketable securities                                                                 8          (112)
    Accounts receivable                                                                 (99)           52
    Inventories                                                                         426          (168)
    Prepaid expenses and other assets                                                   333          (106)
    Accounts payable and accrued expenses                                              (315)         (278)
                                                                                   --------      --------
Net cash provided by
  (used in) operating activities                                                        675          (137)
                                                                                   --------      --------
INVESTING ACTIVITIES:
Purchase of property and equipment                                                      (25)          (10)
                                                                                   --------      --------
Net cash (used in) investing activities                                                 (25)          (10)
                                                                                   --------      --------

FINANCING ACTIVITIES:
Net payments on borrowings                                                             --             (__)
                                                                                   --------      --------

Net cash (used in) financing activities                                                --             (__)
                                                                                   --------      --------

NET INCREASE ((DECREASE) IN CASH AND CASH EQUIVALENTS                                   650          (147)
  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        319           774
                                                                                   --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $    969      $    627
                                                                                   ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during period for:

   Common Stock issued to a Director and Officer                                   $   --        $     48
                                                                                   ========      ========

   Income tax paid                                                                 $   --        $    162
                                                                                   ========      ========

         The accompanying notes are an integral part of these condensed
                        Consolidated financial statements

                         WIRELESS XCESSORIES GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the management of Wireless Xcessories Group, Inc. ("Wireless Xcessories" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. All such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the Year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results for the full year. Certain prior year amounts have been reclassified to conform to current period presentations.

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

On December 7, 2005, the Board authorized a Company Stock buyback program for a one year period which expired on December 7, 2006 whereby management may make purchases from time to time on the open market at prevailing prices or in privately negotiated transactions of a total of up to 250,000 shares of its Common Stock at a cost not to exceed $1,000,000. Under this Program the Company purchased a total of 100,000 shares at an average of $3.35 per share for a total cost of $335,000.

3. INVESTMENTS

In August 2006, the Company purchased 28,500 shares of stock in Anycom Technologies A.G. "Anycom" Monchengladbach, Germany, at 7 Euros per share for a total investment of approximately $259,000 in US dollars. Anycom moved ahead with an initial public offering in early January 2007, and as a stipulation to this transaction, the Company agreed to a 90-day post offering restriction period in which the Company cannot trade its shares without the specific knowledge and approval of Anycom and its underwriters. The approximate market value of the investment on March 31, 2007 was $ 243,000 based on the closing price of the stock on that date. Accordingly, the Company has taken an unrealized loss of approximately $16,000 reducing the carrying value of the investment on the balance sheet to reflect the lower market price.

As of March 31, 2007, the Company has made net advances to Anycom of $104,074, which are fully collateralized by inventory held by the Company and Accounts Receivable generated by billings. The company had earlier in the 2006, as modified in November 2006, entered into a distribution agreement in which the Company provides distributing, warehousing, financing, logistical, billing, and collection support for certain specified items for shipment, and sales to Anycom designated an approved customers. The Company feels the advances will be collected in full during 2007.

4. SEGMENT DISCLOSURE

The Company operates in one business segment, which distributes cellular telephone accessory products principally in North America. The Wireless Products Segment is headquartered in Huntingdon Valley, Pennsylvania and all revenue and essentially all long-lived assets were related to operations in the United States as of March 31, 2007 and during the periods presented.

5. EARNINGS PER SHARE

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." The calculation of basic and diluted earnings per share ("EPS") is reflected on the accompanying Condensed Consolidated Statement of Operations.

Options to purchase 172,781 shares were outstanding at March 31, 2007 and March 31, 2006, respectively, with exercise prices ranging $.28 to $ 4.57.

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

                                                     2007         2006
                                                   --------     --------
As reported net income:
Add: Stock-based compensation                      $    276     $    468
  expense included in reported
  net income net of related tax effects                --           --
Deduct: Total stock-based
  employee compensation expense
  determined under fair value based
  method for all awards, net of related
  tax effects                                          --           --
                                                   --------     --------
Pro forma net income from
  continuing operations                            $    276     $    468
                                                   ========     ========
Basic and Diluted net income per common share:
As reported                                        $   0.06     $   0.10
                                                   ========     ========
Pro forma                                          $   0.06     $   0.10
                                                   ========     ========
Diluted net income per diluted share:
As reported                                        $   0.06     $   0.10
                                                   ========     ========
Pro forma                                          $   0.06     $   0.10
                                                   ========     ========

6. SIGNIFICANT ACCOUNTING POLICIES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The significant accounting policies that we believe are most critical to aid in fully understanding our reported financial results are the following:

Business Description- Wireless Xcessories Group, Inc. and (collectively, the "Company") are engaged in the distribution of cellular accessories and components principally in the United States.

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

We uniformly warrant most of our products from defectives and provide limited stock rotation rights on selected product within 60 days of purchase from our customers. The total percentage of customer returns was approximately 3.1% of net sales for the quarter ended March 31, 2007 and the Company provides reserves and allowances to provide for these exposures, which are applied against net sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:
The following table represents the Company's statement of income data expressed as a percentage of net sales for the respective periods:

                                               Three Months Ended March 31,
                                                   2007           2006
                                                 --------       --------
Net Sales                                           100.0%         100.0%
Cost of Sales                                        65.1           61.8
                                                 --------       --------
Gross Profit                                         34.9           38.2
Selling, General and administrative Expenses         28.3           30.0
(Loss) on investments                                (0.3)          --
 Unrealized gains on Tradable securities              1.0           --
Gain on sale of investments                           0.2            0.2
Interest Income                                       0.1            0.1
                                                 --------       --------
Income before Income Tax                              7.6            8.4
Income tax expense ( Benefit )                        3.0           (0.1)
                                                 --------       --------

Net Income                                            4.6%           8.5%
                                                 ========       ========

MANAGEMENT DISCUSSION

THREE MONTHS ENDED MARCH 31 2007 ("2007") COMPARED TO THREE MONTHS ENDED MARCH 31, 2006 ("2006").

Net sales increased by $ .6 million or 10.7% from $5.5 million in 2006 to $ 6.1 million in 2007. The increase in sales is attributable to the expansion of our third party distributed products and product lines such as Bluetooth and memory cards which together provided additional sales, of approximately $840,000 and our GE Sanyo line introduced in early 2005. These product lines are a vehicle to not only open new markets, but also supplement sales from our regular customer base and help to more than offset drop offs in certain aftermarket product lines such as Industrial Strength. Additionally, the Company has significantly improved its competitive position due to the introduction of these product lines, expanded value added services offered to customers bolstered by a 30 person well-trained and motivated sales staff and Customer Service department, expanded product selection, expanded marketing and overall pricing/value relationship offered to customers.

Gross profit increased by $23,000 from $2,096,000 in 2006 to $2,118,000 in 2007, but as a percentage of sales decreased from 38.2% to 34.9% The fall off in gross profit percentage resulted from the following:

     (1) The growth of lower margin third party product sales such as, but not limited to: Bluetooth, memory cards and GE Sanyo line sales as compared to higher margin direct import sales as a percentage of total sales as compared to 2006.

     (2) The Company gave favorable pricing to new prospects and selected existing customers to expand business and offset increasing competitive factors.

     (3) The Company absorbed additional charges for obsolescence expense in 2007, resulting from the decision to freshen, expand, and upgrade its proprietary product lines, particularly cases, and the resultant decision to discontinue and aggressively move out slower moving, lower turn, and stale product.

The Company was able to partially off the above by reducing its freight cost in 2007 compared to 2006 as a result of having brought in a higher proportion of its product in the fourth quarter of 2006.

Selling, general and administrative (SG&A) expenses increased by $ 68,000 or 4.1% in 2007 as compared to a sales increase of 10.7%. As a result, total SG&A expenses as a percentage of sales decreased from 30.0% in 2006 to 28.3% in 2007. This is a result of the Company's continuous attention to cost cutting and emphasis on continued productivity particularly, in warehouse labor, which resulted in continued improvement in our sales per employee ratio. Company expenditures were up in the quarter to bolster the sales support effort including an expansion of supporting staff, catalogs, mailings and marketing support materials along with public related costs.

Interest income increased from $3,587 in 2006 to $ 5,269 in 2007. This is primarily due to more funds being invested in interest bearing certificates and increased rates earned on interest bearing certificates in 2007.

The Company's effective income tax rate in calculating a possible expense based on the net income for the first quarter in 2007 would have been 40% or a total approximate expense of $ 184,000. For the quarter ending of March 31, 2006 the Company has applied a total of $ 178,118 consisting of unapplied Federal and State tax timing differences from its tax allowances against its 2006 income tax expense resulting in a benefit of ($5,278) or (1%) of taxable income. The effective income tax rate for 2007 was 40% as compared to 39% in 2006.

                        LIQUIDITY AND CAPITAL RESOURCES:

The Company's requirements for capital are to fund (I) sales growth, (ii) financing for possible acquisitions, (iii) repurchase of stock, and (iv) Capital Expenditures mainly related to business system and warehouse upgrades. The Company's primary source of financing during the three months ended March 31, 2007 was cash flow from operations.

The Company's working capital as of March 31, 2007 and 2006 was $ 6,602,000 and $6,335,000 , respectively. Net cash provided (utilized) by operating activities for the three months ended March 31, 2007 and 2006 were $ 674,654 and ($137,000), respectively. In 2007, the Company provided $ 322,814 from operations from its net income of $ 276,240 as adjusted for non-cash items of depreciation and amortization of $ 60,792 and issuance of stock to an outside consultants of $4,125 less allowance for doubtful accounts of $30,686, loss on Investment of $16,538 less unrealized gains on marketable securities $65,567. Cash used in changes in assets and liabilities of $343,543 resulted from decreases in marketable securities purchased, inventory and in prepaid expense of $8,297, 426,491 and $331,987, respectively offset in part by an increase in accounts receivable of $99,445 and a decrease in accounts payable and accrued expenses of $315,490.

Net cash used in investing activities for the three months ended March 31, 2007 was $ 25,000 resulting from the purchase of property and equipment related primarily to software costs and new computer equipment. Net cash used in investing activities for the three months ended March 31, 2006 was $10,383 related primarily to computer equipment. The Company estimates that it will incur capital expenditures of approximately $ 150,000 during the twelve months ended March 31, 2008 principally on enhancements to our business system, computer servers and related peripherals and warehouse upgrades.

Based upon its present plans, management believes that operating cash flow, available cash and available credit resources will be adequate to meet the working capital cash and capital expenditure needs of the Company during the twelve months ending March 31, 2008.

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

SEASONALITY AND INFLATION

In fiscal years 2006 and 2005 the Company did approximately 49% and 51 %, respectively, of its sales in the second half of the year. This reflected the more traditional pick up of additional business in the months preceding the December Holiday season.

The impact of inflation on our operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operating results.


GRAPHS

Total Revenue - Quarterly
Dollars in Millions

      5,835    5,293     5,976     5,485     5,857    5,670    5,857    6,073
      --------------------------------------------------------------------------
QTR       2        3         4         1         2        3        4        1
 FY      05       05        05        06        06       06       06       07


Gross Profit - Quarterly
Dollars in Millions

      2,157    2,022     2,151     2,096     1,972    1,582    1,740    2,118
      --------------------------------------------------------------------------
QTR       2        3         4         1         2        3        4        1
 FY      05       05        05        06        06       06       06       07


Operating cash flow - Quarterly
Dollars in Thousands


       -423      244       502       -25        77      180      126      675
      --------------------------------------------------------------------------
QTR       2        3         4         1         2        3        4        1
 FY      05       05        05        06        06       06       06       07


Earnings per share - Quarterly
Dollars


        .16       07       .09       .10       .09      .03      .05      .06
      --------------------------------------------------------------------------
          2        3         4         1         2        3        4        1
 FY      05       05        05        06        06       06       06       07

ITEM 3. - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The term " disclosure controls and procedures " is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. They have concluded that, as of March 31, 2007 our disclosures were effective to ensure that:

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

This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of March 31, 2007 our disclosure and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the exchange act.

                          CHANGES IN INTERNAL CONTROLS

There have not been any significant changes in the Company's internal controls data provided in our form 10-QSB for March 31, 2007. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected or is reasonably likely to materially affect our internal control as required by item 308(c) of Regulation S-B.

ITEM THREE- CONTROLS AND PROCEDURES

                EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The term " disclosure controls and procedures " is defined in Rules 13a-15d-15e and 15d and 15e of the Securities Exchange Act of 1934, as amended (the Exchange
Act). This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of March 31, 2007 our disclosure and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the exchange act.

Bagell, Josephs, Levine & Company, L.L.C. our independent registered public accounting firm, has provided us with an unqualified report on our consolidated financial statements for the year ended December 31, 2006. However, in the course of conducting its assessment of our internal controls for its audit of our financial statements, Bagell, Josephs, Levine & Company, L.L.C. has advised the audit committee and management that the following material weaknesses exist as of December 31, 2006 and March 31, 2007:

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

While these material weaknesses did not have an effect on our reported results, they nevertheless constituted deficiencies in our controls. In light of these material weaknesses and the requirements enacted by the Sarbanes - Oxley act of 2002, and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006 and March 31, 2007, our controls and procedures needed improvement and were not effective at a reasonable assurance level. Despite those deficiencies in our disclosure controls, management believes that there were no material inaccuracies or omissions of material fact in this report.

Since the discovery of the material weaknesses in I/T internal controls described above, management is strengthening the Company's oversight over the I/T functions and its attendant controls, procedures, documentation and security beyond what has existed in prior years. Specifically, we have taken, and plan to take, whatever additional steps necessary to improve our I/T controls and procedures and to remediate any deficiencies including, but not limited to, the following:

     (1) We have hired a new higher level I/T Manager in early April, 2007 whose assigned responsibility is not only run the function at a high level but to put in place the necessary staff, procedures and controls to properly remediate the deficiencies as sighted above.

     (2) The Company's steering committee has taken on a more active oversight role to review in detail all deficiencies and to develop with the assistance of I/T personnel a line by line remedial written action plan sighting and defining the deficiency, corrective action to be taken, person(s) responsible and appropriate completion dates. The Company is in the process of documenting and implementing corrective action on a line by line basis. A written progress report was submitted to and discussed with the audit committee for their review and approval on May 3, 2007.

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

          (d) improve documentation, testing and access controls relating to new programs and provide high level control over any possible back end entry into the system. (e) establishment of a plan for uniform upgrade of workstations and software, including virus protection and software fixes. (f) the preparation of an IT policy and procedure manual to document all of our updated procedures/standards on a company-wide basis


     (4) The Company, as of May 3, 2007, has made significant progress on implementing changes and correcting some of the individual deficiencies covered under three summarized categories of material weaknesses pointed out above. Progress has been made particularly, in the preparation and development of policies and procedures, computer room environment, documentation and security. This is a good start and the Company expects to accelerate its progress over the next quarter. As outlined in points 5 and 6 below the Company is actively working with our current business system software provider and servicer and considering various sources of outside technical support.

     (5) Additionally, the steering committee including senior management has met with top managers of our Business system "Vision " provider and servicer during the week ending April 5, 2007 to discuss their responsibility and role in the process along with any access, system and programming controls we will require from them. Since that time our new I/T director has had on an on sight training session at the Vision office in New Jersey and outlined further compliance steps with them and timetables necessary to assure the Company can meet its remedial objectives.

     (6) To enhance the implementation process the Company in April 2007 has met with a Sarbanes -Oxley consulting group and with a Company specializing in the sale of Sarbanes - Oxley Software and has received proposals. At this point the Company is considering the proposals and no specific determination has been made as to the scope or the nature of any consulting assignment or the acquisition of software.

The continued implementation of the initiatives described above is among our highest priorities. We have discussed our corrective actions and future plans with our audit committee and Bagell, Josephs, Levine & Company, L.L.C. as of the date of this report, believe the actions outlined above should serve to correct the above listed material weaknesses to our internal controls. However, in designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assistance of achieving the desires control objectives and are subject to certain limitations, including the exercise of judgment by individuals, the inability to identify unlikely future events, and the inability to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will prevent all errors or fraud or ensure that all material information will be made known to management in a timely manner. In addition, we cannot assure you that neither we, nor our independent auditors, will in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date.

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

Our current product lines are called "Standard," "Platinum," Industrial Strength(R). And our newest line which is our "Limited Collection".

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

|X|  Customized retail packaging

|X|  Sales training materials

|X|  In store displays and posters

|X| Private Label E-commerce websites that allow customers to offer our full product line to their end users

Also in 2004, we introduced an on-line ordering option to our customers which permits them to view our current inventory along with our next receive date if an item is out of stock. The on-line system is currently in the process of being streamlined and upgraded.

CUSTOMERS

Our customer base consists of more than 2,500 independent dealers from a one-location mall kiosk to multi-store retail franchisers covering 250 locations and more. In addition, we sell to some of the largest distributors of cell phones, computers, and infrastructure products. These distributors in turn resell to airtime carriers, mass retailers, and prepaid phone distributors. We had one customer who accounted for 5.2 % of our 2007 March quarter sales and another customer who accounted for 5.8% of 2006 March quarter sales. No other customer accounted for 5% or more of our sales in either period.

About 25% of our customers either repackage our products for resale through their resale channels or ask us to provide custom packaging as part of our value added services.

BUSINESS MODEL

With our recent introduction of Limited collection accessories, Blackberry and smart phone accessories plus a new line of phones, we have the widest product line in America and are truly a "One stop shopping source" for all types of wireless resellers.

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

Because of the rapid pace of new handset introductions, retail sales people find it hard to keep current on which accessories are compatible among various brands and models. We help solve this problem by publishing a monthly chart of phone and accessory compatibilities for our customers who are agents of Verizon, Cingular, Sprint/Nextel, T-Mobile, and AT&T.

MANAGEMENT DISCUSSION OF FACTORS THAT HAVE AFFECTED OUR SALES GROWTH:

A) We continue to introduce new products and product lines so that there is always something new to offer customers and prospects.

B) In the third quarter of 2006, we partnered with two leading Point of Sale software Companies to integrate our real time Inventory with their accounting software packages, We are jointly promoting Wireless Xcessories Group to their wireless dealers throughout the U.S.

C) In early 2007 we introduced our Limited Collection of higher quality cases.

D) In March 2007, we introduced our largest ever accessory catalog; approximately 80 pages, and featuring accessories for over 150 phones.

E) The Company is continuing the process of upgrading its Website and on-line ordering facilities and has a very comprehensive e-mail blast program to customers and prospects.

EMPLOYEES

Wireless Xcessories Group employs approximately 80 full time workers divided into accounting, sales, customer services, marketing, purchasing/product development, MIS, quality control, and warehouse picking and packing. Our 8-person management team has been with the company from 2-15 years, with most managers having 5-10 years experience.

Key members of our management team receive restricted stock grants tied to an agreement not to compete and have incentive to remain with the company for at least 5 years as a result of the vesting provisions of the stock grants.

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

We maintain a number of registered trade names and registered trademarks, including Industrial Strength(R) and IndustrialStrength.com(R).

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

WE FACE CERTAIN RISKS RELATED TO CASH ACCOUNTS, SHORT-TERM INVESTMENTS AND CREDIT LOSSES.

The Company has not experienced any material losses on its cash accounts or its short and long -term investments. The Company sells its products to commercial businesses. Through its continuing relationships with these customers, the Company performs credit evaluations and generally does not require collateral. The Company maintains a reserve for potential credit losses.

ITEM 2. PROPERTIES

All of our real properties are held under leases. The following table provides certain information concerning our leased properties:

                                                        APPROXIMATE     LEASE
                                                           AREA       EXPIRATION
OPERATION       NATURE           LOCATION                (SQ.FT.)        DATE
---------       --------         --------                 ------       -------
Main Facility   Warehouse and    Huntingdon Valley, PA    52,000       04/30/09
                Office                                    13,100       04/30/09


In March 2004, the above lease for both office and warehouse was extended to April 30, 2009. As part of the lease extension the Company has the right to relinquish approximately 15,000 feet of warehouse space without further obligation to the Company upon giving the landlord six months prior notice of its intention to vacate.

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



           Date: May 15, 2007         By: /s/ Stephen Rade
                                          ---------------------------
                                          Stephen Rade
                                          Chief Executive Officer

           Date: May 15, 2007         By: /s/ Ronald E. Badke
                                          ---------------------------
                                          Ronald E. Badke
                                          Chief Financial Officer