Form 10QSB
period 2007-06-30
WIRELESS XCESSORIES GROUP INC
filed 2007-08-14
CIK 1005504

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

                  For the quarterly period ended June 30, 2007

                         Commission File Number 0-27996




                         WIRELESS XCESSORIES GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                            13-3835420
-------------------------------                         ------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of June 30, 2007, there were 4,415,722 shares of the registrant's Common Stock net of Treasury Stock, par value $.001 per share outstanding.

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

================================================================================

                         WIRELESS XCESSORIES GROUP, INC.
                 FORM 10-QSB FOR THE PERIOD ENDED JUNE 30, 2007



                                      INDEX

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets June 30, 2007
            (unaudited) and December 31, 2006.............................     3

           Condensed Consolidated Statements of Income for the
            six months ended June 30, 2007 and 2006 (unaudited)...........     4

           Condensed Consolidated Statements of Cash Flows for the
            six months ended June 30, 2007 and 2006 (unaudited)...........     5

           Notes to Condensed Consolidated Financial Statements ..........   6-8

ITEM 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................  9-13

ITEM 3.    Financial graphs...............................................    14

ITEM 4.    Controls and Procedures ....................................... 15-17



PART II.   COMPANY HISTORY, OVERVIEW, AND DESCRIPTION OF RECENT EVENTS

ITEM 1.    Company history, overview, and description of recent events ... 18-20

ITEM 2.    Risk Factors................................................... 21-23



PART III.  OTHER INFORMATION

ITEM 1.    Submission of matters to a vote of Security holders............ 24-25

ITEM 2.    Signatures.....................................................    26

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         WIRELESS XCESSORIES GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS
                                                                        Unaudited        Audited
                                                                       ------------    ------------
                                                                         June 30,      December 31,
                                                                           2007            2006
                                                                       ------------    ------------
                                   (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                              $        575    $        319
Marketable Securities                                                         2,879           2,136
Accounts receivable (net of allowance of $142 and $89, respectively)          2,246           1,873
Inventories                                                                   1,714           2,088
Prepaid expenses and other current assets                                       249             260
Deferred  income taxes-Current                                                  128             127
Advances to foreign manufacturers under distributor agreement                    --             287
Federal and State Prepaid Taxes                                        $         26             135
                                                                       ------------    ------------
    Total Current Assets                                               $      7,817    $      7,225

PROPERTY AND EQUIPMENT - Net                                                    267             339

Investments                                                                     191             259

Deferred Income taxes                                                           169             169

OTHER ASSETS                                                                     37              37
                                                                       ------------    ------------
    TOTAL ASSETS                                                       $      8,481    $      8,029
                                                                       ============    ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                772             792
Income taxes payable                                                             --              --
Accrued payroll and related benefits                                             82             134
Other accrued expenses                                                           85              28
                                                                       ------------    ------------
    Total Current Liabilities                                                   939             954
                                                                       ------------    ------------
STOCKHOLDERS' EQUITY
  Preferred stock, par value $.001, 1,000,000
    shares authorized, no shares issued or
    outstanding Common stock, par value $.001,
    10,000,000 shares authorized, 5,373
    issued in both 2007 and 2006                                                  5               5
  Additional paid-in-capital                                                 11,454          11,454
  Accumulated deficit                                                        (3,178)         (3,641)
  Treasury Stock at cost, 957 and 959 shares in 2007 and 2006                  (739)           (743)
                                                                       ------------    ------------
    Total Stockholders' Equity                                                7,542           7,075
                                                                       ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY                              $      8,481    $      8,029
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

                         WIRELESS XCESSORIES GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                           Three Months                    Six Months
                                                               Ended                          Ended
                                                              June 30,                       June 30,
                                                     ----------------------------   ----------------------------
                                                         2007            2006           2007            2006
                                                     ------------    ------------   ------------    ------------
NET SALES                                            $      6,080    $      5,857   $     12,153    $     11,342
COST OF SALES                                               4,133           3,885          8,087           7,274
                                                     ------------    ------------   ------------    ------------
  Gross profit                                              1,947           1,972          4,066           4,068
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                1,644           1,521          3,359           3,169
                                                     ------------    ------------   ------------    ------------
INCOME FROM OPERATIONS                                        303             451            707             899

OTHER INCOME:
LOSS ON INVESTMENTS                                           (52)             --            (69)             --
UNREALIZED GAIN FROM MARKETABLE SECURUTIES                     52              --            112              --
DIVIDEND INCOME AND CAPITAL GAINS DISTRIBUTIONS                16              10             26              21
INTEREST INCOME                                                 1               3              5               7
                                                     ------------    ------------   ------------    ------------
  Income before income taxes                                  320             464            782             927

INCOME TAXES                                                  135              78            319              73
                                                     ------------    ------------   ------------    ------------
  Net Income                                         $        185    $        386   $        463    $        854
                                                     ============    ============   ============    ============
Net Income per common share-Basic                    $       0.04    $       0.09   $       0.10    $       0.19
                                                     ============    ============   ============    ============
Net Income per common share - Diluted                $       0.04    $       0.08   $       0.10    $       0.18
                                                     ============    ============   ============    ============
Basic weighted average common shares outstanding        4,415,722       4,514,222      4,415,556       4,498,909
                                                     ============    ============   ============    ============
Diluted weighted average common shares outstanding      4,565,503       4,687,003      4,565,337       4,687,003
                                                     ============    ============   ============    ============





              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                         WIRELESS XCESSORIES GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                               Six Months
                                                              Ended June 30,
                                                       ----------------------------
                                                           2007            2006
                                                       ------------    ------------
OPERATING ACTIVITIES:
Net income                                             $        463    $        854
  Adjustments to reconcile net income to cash
  provided by (used in) operating activities-
    Depreciation and amortization                               128              97
    Allowance for doubtful accounts                              87              46
    Options exercised by a Director and an officer               --              48
    Common stock issued to a consultant                           4              --
    Deferred Income taxes                                        --            (146)
    Unrealized net gain on investments                         (112)             --
Unrealized loss on investment in foreign supplier                69              --
Changes in assets and liabilities:
    Marketable Securities                                      (631)           (112)
    Accounts receivable                                        (460)           (763)
    Inventories                                                 375              94
    Prepaid expenses and other assets                           404            (138)
    Accounts payable and accrued expenses                       (16)            (40)
                                                       ------------    ------------
Net cash provided by (used in) operating activities             311             (60)
                                                       ------------    ------------

INVESTING ACTIVITIES:
Purchase of property and equipment                              (55)           (181)
Principal payments on notes receivables                          --              --
                                                       ------------    ------------
Net cash (used in) investing activities                         (55)           (181)
                                                       ------------    ------------

FINANCING ACTIVITIES:
Net payments on borrowings                                       --             (--)
                                                       ------------    ------------

Net cash (used in) financing activities                          --             (--)
                                                       ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            256            (241)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  319             773
                                                       ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $        575    $        532
                                                       ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:

    Income tax paid                                    $        150    $        312
                                                       ============    ============

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                         WIRELESS XCESSORIES GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


1.  BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the management of Wireless Xcessories Group, Inc. ("Wireless Xcessories" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. All such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. The results of operations for the three months ended June 30, 2007 are not necessarily indicative of the results for the full year. Certain prior year amounts have been reclassified to conform to current period presentations.


2.  STOCK REPURCHASE PROGRAM

There is no current stock buyback program in effect, and the company has not purchased any shares in the six months ending June 30, 2007.


3.  INVESTMENTS

In August 2006, the Company purchased 28,500 shares of stock in Anycom Technologies A.G. "Anycom" Monchengladbach, Germany, at 7 Euros per share for a total investment of approximately $259,000 in US dollars. Anycom moved ahead with an initial public offering in early January 2007, and as a stipulation to this transaction, the Company agreed to a 90-day post offering restriction period in which the Company cannot trade its shares without the specific knowledge and approval of Anycom and its underwriters. The approximate market value of the investment on June 30, 2007 was $190,523 based on the closing price of the stock on that date. Accordingly, the Company has taken an unrealized cumulative losses of approximately $69,000 reducing the carrying value of the investment on the balance sheet to reflect the lower market price.

As of June 30, 2007, the Company owes Anycom a total of, which is classified as a $36,058 liability on the Company's Balance Sheet as of June 30, 2007.

The company had earlier in the 2006, as modified in November 2006, entered into a distribution agreement in which the Company provides distributing, warehousing, financing, logistical, billing, and collection support for certain specified items for shipment, and sales to Anycom designated an approved customers. The agreement has been effectively cancelled in July 2007 and the Company is in the process of returning any remaining assets related to this program back to Anycom and coming to a final settlement of any obligations that each of the parties may have to the other.


4.  SEGMENT DISCLOSURE

The Company operates in one business segment, which distributes cellular telephone accessory products principally in North America. The Wireless Products Segment is headquartered in Huntingdon Valley, Pennsylvania and all revenue and essentially all long-lived assets were related to operations in the United States as of June 30, 2007 and during the periods presented.


5.  EARNINGS PER SHARE

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." The calculation of basic and diluted earnings per share ("EPS") is reflected on the accompanying Condensed

Consolidated Statement of Operations.

Options to purchase 172,781 shares were outstanding as at June 30, 2007 and June 30, 2006, respectively, with exercise prices ranging from $.28 to $4.57.

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

                                                     2007             2006
                                                 ------------     ------------
As reported net income:
Add: Stock-based compensation                    $        463     $        854
  expense included in reported
  net income net of related tax effects                    --               --
Deduct: Total stock-based
  employee compensation expense
  determined under fair value based
  method for all awards, net of related
  tax effects                                              --              (__)
                                                 ------------     ------------
Pro forma net income from
  continuing operations                          $        463     $        854
                                                 ============     ============
Basic and Diluted net income per common share:
As reported                                      $       0.10     $       0.19
                                                 ============     ============
Pro forma                                        $       0.10     $       0.19
                                                 ============     ============
Diluted net income per diluted share:
As reported                                      $       0.10     $       0.18
                                                 ============     ============
Pro forma                                        $       0.10     $       0.18
                                                 ============     ============

6.  SIGNIFICANT ACCOUNTING POLICIES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The significant accounting policies that we believe are most critical to aid in fully understanding our reported financial results are the following:

Business Description -- Wireless Xcessories Group, Inc. and subsidiaries (collectively, the "Company") are engaged in the distribution of cellular accessories and components principally in the United States.

Significant Estimates -- We have made a number of estimates and assumptions related to the reporting of assets and liabilities in preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The most significant estimates relate to the allowance for doubtful accounts, the reserve for inventory obsolescence and the deferred tax valuation allowance.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The following table represents the Company's statement of income data expressed as a percentage of net sales for the respective periods:

                                                  Three Months Ended June 30,       Six Months Ended June 30,
                                                     2007             2006            2007            2006
                                                 ------------     ------------    ------------     ------------
Net Sales                                               100.0%           100.0%          100.0%           100.0%
Cost of Sales                                            68.0             66.3            66.5             64.1
                                                 ------------     ------------    ------------     ------------
Gross Profit                                             32.0             33.7            33.5             35.9
Selling, General and administrative Expenses             27.0             26.0            27.6             27.9
(Loss) on investments                                    (1.0)            --              (0.7)            --
Unrealized gains on Tradable securities                   1.0             --               1.0             --
Income from sale of Investments                           0.3              0.2             0.2              0.2
Interest Income                                           0.0              0.0             0.0              0.1
                                                 ------------     ------------    ------------     ------------
Income before Income Tax                                  5.3              7.9             6.4              8.2
Income Tax                                                2.2              1.3             2.6              0.0
                                                 ------------     ------------    ------------     ------------
Net Income                                                3.1%             6.6%            3.8%             7.5%
                                                 ============     ============    ============     ============

MANAGEMENT DISCUSSION

THREE MONTHS ENDED JUNE 30, 2007 ("2007") COMPARED TO THREE MONTHS ENDED JUNE 30, 2006 ("2006").

Net sales increased by $.2 million or 3.8% from $5.9 million in 2006 to $6.1 in 2007. The increase in sales is mainly attributable to the major expansion of our third party distributed products and product lines such as Bluetooth. Additionally, the Company has significantly improved its competitive position due to the introduction of these product lines, expanded value added services offered to customers bolstered by a 30 person well-trained and motivated sales staff and Customer Service department, expanded product selection, expanded marketing and overall pricing/value relationship offered to customers.

Gross profit decreased by approximately $25,000 from $1,972,000 in 2006 to $ 1,947,000 in 2007 and as a percentage of sales decreased from 33.7% in 2006 to 32.0%. The fall off in gross margin percentage resulted in the most part from the growth of lower margin distributed product sales such as Bluetooth, and OEM accessories. Additionally, the Company was affected by lower pricing given to new and selected existing customers to expand business and more timely markdowns and specials to reduce slower moving and potentially obsolete inventory.

Selling, general and administrative (SG&A) expenses increased by $122,000 or 8.0% comparing 2006 to 2007. As a result, total SG&A expenses as a percentage of sales increased from 26.0% in 2006 to 27.0% in 2007. Though the Company's continuous attention to cost cutting and emphasis on continued productivity particularly, in warehouse labor, which resulted in continued improvement in our sales per employee ratio. Company expenditures were up in the quarter to bolster the sales support effort including an expansion of supporting staff, catalogs, mailings and marketing support materials along with public related costs. Additionally, the Company increased its bad debt provision to provide for an unexpected Customer bankruptcy and to increased cost related to credit card usage by our customers.

The Company's effective income tax rate on the net income for the three months of 2007 was 42.0% or a total approximate expense of $134,745. The Company's effective income tax rate on the net income for the three months of 2006 was
38.0 % or a total approximate expense of $178,000, however, for the three months ended June 30, 2006, the Company reduced its valuation allowance of deferred tax assets resulting in a tax expense of $78,000 or 16.8% of taxable income.

SIX MONTHS ENDED JUNE 30, 2007 ("2007") COMPARED TO SIX MONTHS ENDED JUNE 30, 2006 ("2006").

Net sales increased by $.8 million or 7.2% from $11.3 million in 2006 to $12.1 in 2007. The increase in sales is mainly attributable to the major expansion of our third party distributed products and product lines such as Bluetooth. Additionally, the Company has significantly improved its competitive position due to the introduction of these product lines, expanded value added services offered to customers bolstered by a 30 person well-trained and motivated sales staff and Customer Service department, expanded product selection, expanded marketing and overall pricing/value relationship offered to customers.

Gross profit was approximately the same 4.1 million in both 2007 and 2006, but as a percentage of sales decreased from 35.9% in 2006 to 33.5% in 2007. The fall off in gross profit percentage resulted from the following:

(1) The growth of lower margin third party product sales such as Bluetooth as compared to higher margin direct import sales as a percentage of total sales as compared to 2006.
(2) The Company gave favorable pricing to new prospects and selected existing customers to expand business and offset increasing competitive factors.
(3) The Company absorbed additional charges for obsolescence expense in 2007, resulting from the decision to freshen, expand, and upgrade its proprietary product lines, particularly cases, and the resultant decision to discontinue and aggressively move out slower moving, lower turn, and stale product.

Selling, general and administrative (SG&A) expenses increased by $190,000 or a 6.0% compared with 2006 as compared to a sales increase of 7.2% for the same periods. As a result, total SG&A expenses as a percentage of sales decreased from 27.9% of sales in 2006 to 27.6% in 2007. This is a result of the Company's continuous attention to cost cutting and emphasis on continued productivity particularly, in warehouse labor, which resulted in continued improvement in our sales per employee ratio. Company expenditures were up in the six months to bolster the sales support effort including an expansion of supporting staff, catalogs, mailings and marketing support materials along with public related costs. Additionally, the Company increased its bad debt provision to provide for an unexpected Customer bankruptcy and to increased cost related to credit card usage by our customers.

Additionally, the Company's effective income tax rate on the net income for the six months of 2007 was 40.8% or a total approximate expense of $319,000.

The Company's effective income tax rate on the net income for the six months of 2006 was 38.0% or a total approximate expense of $178,000, however, for the six months ended June 30, 2006, the Company reduced its valuation allowance of deferred tax assets resulting in an expense of $73,000 or 7.9% of taxable income.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's requirements for capital are to fund (I) sales growth, (ii) financing for possible acquisitions, (iii) repurchase of stock, and (IV) Capital Expenditures mainly related to business system and warehouse upgrades. The Company's primary source of financing during the six months ended June 30, 2007 was cash flow from operations.

The Company's working capital as of June 30, 2007 and 2006 was $6,877,458 and $6,600,773 respectively. Net cash (utilized) provided (utilized) by operating activities for the six months ended June 30, 2007 and 2006 were $311,948 and $(59,538), respectively. In 2007, the Company provided $637,971 from operations from its net income of $462,583 as adjusted for non-cash items of depreciation amortization of $127,986 and issuance of stock to outside consultants of $4,125, allowance for doubtful accounts of $87,044, loss on investment of $68,906 less unrealized gains on marketable securities of $112,673.

Cash used in changes in assets and liabilities of $320,023 resulted from decreases in inventory and in prepaid expense and other assets of $374,520 and $406,380 respectively, less an increase in marketable securities purchased of $631,461, less a decrease in accounts receivable of $460,123 and an increase in accounts payable and accrued expenses of $15,339.

Net cash used in investing activities for the six months ended June 30, 2007 was $55,424 resulting from the purchase of property and equipment related primarily to software costs and new computer equipment. Net cash used in investing activities for the six months ended June 30, 2007 was $181,000 for the purchase of property and equipment including approximately $165,000 for the implementation and installation of an upgraded business system including software and hardware cost during the June, 2006 quarter and assorted computer equipment and peripherals.

The Company estimates that it will incur capital expenditures of approximately $150,000 during the twelve months ended June 30, 2008 principally for an upgraded business system, computer servers and related peripherals and warehouse upgrades.

Based upon its present plans, management believes that operating cash flow, available cash and available credit resources will be adequate to meet the working capital cash and capital expenditure needs of the Company during the twelve months ending June 30, 2008.

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

SEASONALITY AND INFLATION

In fiscal years 2006 and 2005 the Company did approximately 49% and 51%, respectively, of its sales in the second half of the year. This reflected the more traditional pick up of additional business in the months preceding the December Holiday season.

The impact of inflation on our operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operating results.

GRAPHS

Total Revenue - Quarterly
Dollars in Millions


      5,293    5,976    5,485    5,857    5,670    5,857    6,073    6,080
      --------------------------------------------------------------------------
QTR       3        4        1        2        3        4        1        2
 FY      05       05       06       06       06       06       07       07




Gross Profit - Quarterly
Dollars in Millions


      2,022    2,151    2,096    1,972    1,582    1,740    2,118    1,947
      --------------------------------------------------------------------------
QTR       3        4        1        2        3        4        1        2
 FY      05       05       06       06       06       06       07       07




Operating cash flow - Quarterly
Dollars in Thousands


        244      502      -25       77      180      126      344      (33)
      --------------------------------------------------------------------------
QTR       3        4        1        2        3        4        1        2
 FY      05       05       06       06       06       06       07       07




Earnings per share - Quarterly
Dollars


        .07      .09      .10      .09      .03      .05      .06      .04
      --------------------------------------------------------------------------
QTR       3        4        1        2        3        4        1        2
 FY      05       05       06       06       06       06       07       07


                          CHANGES IN INTERNAL CONTROLS

There have not been any significant changes in the Company's internal controls data provided in our form 10-QSB for June 30, 2007. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected or is reasonably likely to materially affect our internal control as required by item 308(c) of Regulation S-B.

ITEM 3.  CONTROLS AND PROCEDURES

                EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The term "disclosure controls and procedures" is defined in Rules 13a-15d-15e and 15d and 15e of the Securities Exchange Act of 1934, as amended (the Exchange
Act). This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of June 30, 2007 our disclosure and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the exchange act.

Bagell, Josephs, Levine & Company, L.L.C. our independent registered public accounting firm, has provided us with an unqualified report on our consolidated financial statements for the year ended December 31, 2006. However, in the course of conducting its assessment of our internal controls for its audit of our financial statements, Bagell, Josephs, Levine & Company, L.L.C. has advised the audit committee and management that the following material weaknesses exist as of December 31, 2006 and June 30, 2007:

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

While these material weaknesses did not have an effect on our reported results, they nevertheless constituted deficiencies in our controls. In light of these material weaknesses and the requirements enacted by the Sarbanes - Oxley act of 2002, and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006 and June 30, 2007, our controls and procedures needed improvement and were not effective at a reasonable assurance level. Despite those deficiencies in our disclosure controls, management believes that there were no material inaccuracies or omissions of material fact in this report.

Since the discovery of the material weaknesses in I/T internal controls described above, management is strengthening the Company's oversight over the I/T functions and its attendant controls, procedures, documentation and security beyond what has existed in prior years. Specifically, we have taken, and plan to take, whatever additional steps necessary to improve our I/T controls and procedures and to remediate any deficiencies including, but not limited to, the following:

(1) We have hired a new higher level I/T Manager in early April , 2007 whose assigned responsibility is not only run the function at a high level but to put in place the necessary staff, procedures and controls to properly remediate the deficiencies as sighted above. Additionally, the Company has hired a full time professional programmer in June, 2007 which will serve to further upgrade the capabilities of the function.
(2) The Company's steering committee has taken on a more active oversight role to review in detail all deficiencies and to develop with the assistance of I/T personnel a line by line remedial written action plan sighting and defining the deficiency, corrective action to be taken, person(s) responsible and appropriate completion dates. The Company is in the process of documenting and implementing corrective action on a line by line basis. A progress report was presented to and discussed with the audit committee for their review and approval on August 2, 2007.
(3) The preparation of the plan will be the overall responsibility of the steering committee and senior mangers in coordination with the I/T Director, who will be closely assisted and monitored by the two steering committee members and will include, but not limited to, the following:

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

(4) The Company, as of August 2, 2007, has made significant progress on implementing changes and correcting some of the individual deficiencies covered under three summarized categories of material weaknesses pointed out above. Progress has been made particularly, in the preparation and development of policies and procedures, computer room environment, documentation and security with most cited deficiencies corrected. The Company expects to be fully completed with correcting all deficiencies by September 30, 2007. As outlined in points 5 and 6 below the Company is actively working with our current business system software provider and servicer and considering various sources of outside technical support.
(5) Additionally, the steering committee including senior management has met with top managers of our Business system "Vision" provider and servicer during the week ending April 5, 2007 to discuss their responsibility and role in the process along with any access, system and programming controls we will require from them. Since that time our new I/T director has had on an on sight training session at the Vision office in New Jersey and outlined further compliance steps with them and timetables necessary to assure the Company can meet its remedial objectives. The Company has hired a Controller, Kathleen Duffy in early May, 2007 to be fully involved in the enhancement of controls and in the monitoring of Sarbanes Oxley compliance.

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

We added new product lines such as Apple-IPod accessories, entertainment accessories such as headsets and chargers for players. The majority of our products are manufactured in China. In addition, we also act as a master distributor for well-known brand name products such as Plantronics, Body Glove, and Nextel.

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

CUSTOMERS

Our customer base consists of more than 2,500 independent dealers from a one-location mall kiosk to multi-store retail franchisers covering 250 locations and more. In addition, we sell to some of the largest distributors of cell phones, computers, and infrastructure products. These distributors in turn resell to airtime carriers, mass retailers, and prepaid phone distributors. We had one customer who accounted for 7.5% our 2007 year to date sales. No other customer accounted for 5% or more of our sales in the period.

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

Because of the rapid pace of new handset introductions, retail sales people find it hard to keep current on which accessories are compatible among various brands and models. We help solve this problem by publishing a monthly chart of phone and accessory compatibilities for our customers who are agents of Verizon, Cingular, Sprint/Nextel, T-Mobile, AT&T.

MANAGEMENT DISCUSSION OF FACTORS THAT HAVE AFFECTED OUR SALES GROWTH:

A) We introduced a line of PDA and SmartPhone accessories for Blackberry, Motorola, and Samsung.
B) We created a carrier direct marketing program, which promotes accessories that are specific to each United States carrier and its carrier agents.

EMPLOYEES

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

ITEM 2.  PROPERTIES

All of our real properties are held under leases. The following table provides certain information concerning our leased properties:

                                                        APPROXIMATE     LEASE
                                                            AREA      EXPIRATION
OPERATION         NATURE             LOCATION             (SQ.FT.)       DATE
---------         --------           --------              ------       -------
Main Facility     Warehouse      Huntingdon Valley, PA     52,000       3/31/09
                  and Office                               13,100       3/31/09


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

                                    PART III
                                OTHER INFORMATION

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of shareholders held on June 6, 2007, pursuant to the Notice of Annual Meeting of Stockholders dated May 4, 2007 the following actions were taken:

Proposal No 1: Election of Directors.

The following individuals were elected as Directors:

     Name                              For                withheld
     ----                              ---                --------
     Stephen Rade                   3,785,656              113,507
     Christopher McConnell          3,824,990               77,573
     Bradley T. MacDonald           3,821,590               73,623
     Allan Kalish                   3,825,540               66,323
     Christopher C. Cole            3,832,840               74,173


No other matters were submitted to a vote of the Company's stockholders during the third quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

Proposal No 2: Proposal to ratify the appointment by our Board of Directors of Bagell, Josephs, Levine & Company, L.L.C the Company's independent auditors for the fiscal year ending December 31, 2007.

For: 3,836,286      against: 52,737      Abstained 10,140

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



           Date:   August 14, 2007                By: /s/ Stephen Rade
                                                  ---------------------------
                                                  Stephen Rade
                                                  Chief Executive Officer




           Date:   August 14, 2007                By: /s/ Ronald E. Badke
                                                  ---------------------------
                                                  Ronald E. Badke
                                                  Chief Financial Officer