Form 10QSB
period 2007-09-30
WIRELESS XCESSORIES GROUP INC
filed 2007-11-14
CIK 1005504

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

                  For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of September 30, 2007, there were 4,415,722 shares of the registrant's Common Stock net of Treasury Stock, par value $.001 per share outstanding.

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

                         WIRELESS XCESSORIES GROUP, INC.
               FORM 10-QSB FOR THE PERIOD ENDED SEPTEMBER 30, 2007

                                      INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets September 30, 2007
           (unaudited) and December 31, 2006 (audited).....................  3

         Condensed Consolidated Statements of Income for the three
           and nine months ended September 30, 2007 and 2006
           (unaudited)...................................................... 4

         Condensed Consolidated Statements of Cash Flows for the
           9 months ended September 30, 2007and 2006 (unaudited)............ 5

         Notes to Condensed Consolidated Financial Statements.............. 6-8

ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................ 9-13

ITEM 3.  Financial graphs.................................................. 14

ITEM 4.  Controls and Procedures........................................... 14


PART II. COMPANY HISTORY, OVERVIEW, AND DESCRIPTION OF RECENT EVENTS

ITEM 1.  Company history, overview, and description of recent events....... 18

ITEM 2.  Risk Factors...................................................... 21


PART III. OTHER INFORMATION

ITEM 1.  Submission of matters to a vote of Security holders............... 24

ITEM 2.  Signatures........................................................ 25

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         WIRELESS XCESSORIES GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                         Sept 30,  December 31,
                                                           2007        2006
                                                        ---------   ---------
                                                       (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                 $1,007      $  319
Marketable Securities                                      2,916       2,136
Accounts receivable (net of allowance of
  $146 and $89, respectively)                              1,471       1,873
Inventories                                                1,819       2,088
Prepaid expenses and other current assets                    413         260
Deferred income taxes-Current                                128         127
Advances to foreign manufacturers
  relating to a distributor agreement                        --          287
Federal and State Prepaid Taxes                           $  140      $  135
                                                          ------      ------
    Total Current Assets                                  $7,894      $7,225

PROPERTY AND EQUIPMENT - Net                                 210         339

Investments                                                  100         259

Deferred Income taxes                                        169         169

OTHER ASSETS                                                  37          37
                                                          ------      ------
  TOTAL ASSETS                                            $8,410      $8,029
                                                          ======      ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                             616         792
Income taxes payable                                         --          --
Accrued payroll and related benefits                         129         134
Other accrued expenses                                       117          28
                                                          ------      ------
       Total Current Liabilities                             862         954
                                                          ------      ------
STOCKHOLDERS' EQUITY
 Preferred stock, par value $.001, 1,000,000
   shares authorized, no shares issued or
   outstanding
 Common stock, par value $.001, 10,000,000
   shares authorized, 5,373 issued in both
   2007 and 2006                                               5           5
 Additional paid-in-capital                               11,454      11,454
 Accumulated deficit                                      (3,172)     (3,641)
 Treasury Stock at cost, 957 and 959 shares
   in 2007 and 2006                                         (739)       (743)
                                                          ------      ------
  Total Stockholders' Equity                               7,548       7,075
                                                          ------      ------
TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY                 $8,410      $8,029
                                                          ======      ======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         WIRELESS XCESSORIES GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                       Three Months Ended          Nine Months Ended
                                                            Sept 30,                    Sept 30,

                                                       2007          2006          2007          2006
                                                      ------        ------       -------       -------
NET SALES                                             $5,021        $5,670       $17,174        17,012
COST OF SALES                                          3,212         4,088        11,300        11,361
                                                      ------        ------        ------        ------
  Gross profit                                         1,809         1,582         5,874         5,651

SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES          1,751         1,539         5,110         4,708
                                                      ------        ------        ------        ------
INCOME FROM OPERATIONS                                    58            43           764           943

OTHER INCOME:
LOSS ON INVESTMENTS                                      (89)          --           (159)          --
UNREALIZED GAIN FROM MARKETABLE SECURUTIES                25           --            138           --
DIVIDEND INCOME AND CAPITAL GAINS DISTRIBUTIONS           18            55            44            76
INTEREST INCOME                                            2             2             8             9
                                                      ------        ------        ------        ------

  Income before income taxes                              14           100           795         1,028

INCOME TAXES (BENEFIT)                                     7           (25)          326            49
                                                      ------        ------        ------        ------
  Net Income                                          $    7        $  125        $  469        $  979
                                                      ======        ======        ======        ======
Net Income per common share-Basic                     $ 0.00        $ 0.03        $ 0.11        $ 0.22
                                                      ======        ======        ======        ======
Net Income per common share - Diluted                 $ 0.00        $ 0.03        $ 0.10        $ 0.21
                                                      ======        ======        ======        ======
Basic weighted average common shares
  outstanding                                      4,415,722     4,447,918     4,415,612     4,481,725
                                                   =========     =========     =========     =========
Diluted weighted average common shares
  outstanding                                      4,565,503     4,620,699     4,565,393     4,664,659
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

                         WIRELESS XCESSORIES GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                             Nine Months
                                                          Ended September 30
                                                           2007        2006
                                                          ------      ------
OPERATING ACTIVITIES:
Net income                                                $  469      $  978
  Adjustments to reconcile net income to cash
  provided by (used in) operating activities-
    Depreciation and amortization                            192         156
    Allowance for doubtful accounts                          111          74
    Options exercised by a Director and an officer           --           48
    Common stock issued to a consultant                        4         --
    Deferred Income taxes                                    --         (196)
    Unrealized net gain on investments                      (137)        (44)
    Unrealized loss on investment in
      foreign supplier                                       159         --
Changes in assets and liabilities:
    Marketable Securities                                   (643)        (28)
    Accounts receivable                                      290        (702)
    Inventories                                              269        (452)
Prepaid expenses and other assets                            128        (295)
Accounts payable and accrued expenses                        (93)        693
                                                          ------      ------
Net cash provided by operating activities                    749         232
                                                          ------      ------

INVESTING ACTIVITIES:
Purchase of property and equipment                           (61)       (201)
Purchase of Common Stock of Foreign supplier                 --         (260)
                                                          ------      ------
Net cash (used in) investing activities                      (61)       (461)
                                                          ------      ------

FINANCING ACTIVITIES:
Net payments on borrowings                                   --          --
Repurchase of Company Common Stock                           --         (335)
                                                          ------      ------
Net cash (used in) financing activities                      --         (335)
                                                          ------      ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         688        (564)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               319         774
                                                          ------      ------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $1,007      $  210
                                                          ======      ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:

   Income tax paid                                        $  318      $  477
                                                          ======      ======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         WIRELESS XCESSORIES GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the management of Wireless Xcessories Group, Inc. ("Wireless Xcessories" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. All such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the results for the full year. Certain prior year amounts have been reclassified to conform to current period presentations.

2. STOCK REPURCHASE PROGRAM

There is no current stock buyback program in effect, and the company has not purchased any shares in the nine months ending September 30, 2007.

3. INVESTMENTS

In August 2006, the Company purchased 28,500 shares of stock in Anycom Technologies A.G. "Anycom" Monchengladbach, Germany, at 7 Euros per share for a total investment of approximately $259,000 in US dollars. The approximate market value of the investment on September 30, 2007 was $ 100,000 based on the closing price of the stock on that date. Accordingly, the Company has taken unrealized cumulative losses of approximately $158,000 reducing the carrying value of the investment on the balance sheet to reflect the lower market price.

4. SEGMENT DISCLOSURE

The Company operates in one business segment, which distributes cellular telephone accessory products principally in North America. The Wireless Products Segment is headquartered in Huntingdon Valley, Pennsylvania and all revenue and essentially all long-lived assets were related to operations in the United States as of September 30, 2007 and during the periods presented.

5. EARNINGS PER SHARE

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." The calculation of basic and diluted earnings per share ("EPS") is reflected on the accompanying Condensed Consolidated Statement of Operations.

Options to purchase 172,781 shares were outstanding as at September 30, 2007 and September 30, 2006, respectively, with exercise prices ranging from $.28 to $4.57.

As provided for in SFAS No. 123, "Accounting for Stock-Based Compensation," The Company utilizes the intrinsic value method of expense recognition under APB No.25. Accordingly, no compensation cost has been recognized for the stock option plans as all options have been issued with exercise prices equal to fair market value in either period.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The following table represents the Company's statement of income data expressed as a percentage of net sales for the respective periods:

                                              Three Months        Nine Months
                                             Ended Sept 30,      Ended Sept 30,
                                             2007      2006      2007      2006
                                            ------    ------    ------    ------

Net Sales                                   100.0%    100.0%    100.0%    100.0%
Cost of Sales                                64.0      72.1      65.8      66.8
                                            ------    ------    ------    ------
Gross Profit                                 36.0      27.9      34.2      33.2
Selling, General and administrative
Expenses                                     34.9      27.2      29.8      27.7
(Loss) on investments                        (1.8)       --      (0.9)       --
Unrealized gains on Tradable securities       0.5        --       0.8        --
Income from sale of Investments               0.4       1.0       0.3       0.4
Interest Income                               0.0       0.1       0.0       0.1
                                            ------    ------    ------    ------
Income before Income Tax                      0.2       1.8       4.6       6.0
Income Tax                                    0.0      (0.4)      1.9       0.3
                                            ------    ------    ------    ------
Net Income                                    0.2%      2.2%      2.7%      5.7%
                                            ======    ======    ======    ======


MANAGEMENT DISCUSSION

THREE MONTHS ENDED September 30, 2007 ("2007") COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006 ("2006").

Net sales decreased by $ .6 million or 11.5% from $5.7 million in 2006 to $ 5.0 in 2007. A large portion of this decline is attributable to a drop in our lower margin Bluetooth product sales. One customer who previously purchased a large volume of a specific Bluetooth item at low margin from us chose to source his product needs directly overseas.

Additionally, Company sales were impacted in the quarter by reduced volume from three of its larger customers due to a reevaluation of a product line directly imported for them, the sale of the customers business to a carrier, and financial difficulties, respectively.

The Company has significantly improved its competitive position due to expanded value added services offered to customers , a well-trained and motivated sales staff, expanded product selection, expanded marketing and overall good pricing/value relationship offered to customers to build the business.

Gross profit increased by approximately $226,217 from $1,809,111 in 2007 to $ 1,582,894 in 2006 and as a percentage of sales increased from 27.9% in 2006 to 36.0% in 2007. The increase in gross margin percentage resulted in the most part from the following factors:

     (1) The total gross margin percentage was enhanced in 2007 for the quarter by the decline of lower margin Bluetooth product sales in terms of both dollar sales and as a percentage of total sales as compared to 2006.

     (2) In 2006, the Company wrote off additional amounts of Bluetooth defective product that could not be returned to vendors (in one case the vendor went out of business) for credit.

     (3) The Company has reduced its Freight expenses as a result of improved logistics, timing of shipments and overall efficiencies.

Selling, general and administrative (SG&A) expenses increased by $ $213,013 or 13.9% comparing 2006 to 2007. As a result, total SG&A expenses as a percentage of sales increased from 27.2% in 2006 to 34.9% in 2007.
Company expenditures were up in the nine months to bolster the sales support effort along with accounting and I/T labor to support our Sarbanes Oxley efforts. Additionally, warehouse labor was up as a result of sales mix changes. The Company also upgraded our accounting and I/T staffs to enhance our controls and to support our Sarbanes-Oxley compliance efforts.

The Company's effective income tax rate on the net income for the three months of 2007 was 42.0 % or a total approximate expense of $ 7,000. The Company's effective income tax rate on the net income for the three months of 2006 was
38.0 % or a total approximate expense of $ 38,000. However, for the three months ended September 30, 2006, the Company reduced its valuation allowance of deferred tax assets resulting in a tax credit of $ 25,000 or 25% of taxable income.

NINE MONTHS ENDED SEPTEMBER 30, 2007 ("2007") COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006 ("2006").

Net sales increased by $ .2 million or 1.0% from $ 17.0 million in 2006 to $
17.2 in 2007. The increase in sales on a year to date basis is mainly attributable to the major expansion of our third party distributed products and product lines such as Bluetooth (though our Bluetooth sales were off for the third quarter).

 These gains were offset, at least in part, by the drop in sales of 4 of its larger customers and the relatively sluggish accessory market conditions in the September quarter.

Overall, in spite of coming off a difficult quarter the Company feels it has significantly improved its overall competitive position due to expanded value added services offered to customers bolstered by a 30 person well-trained and motivated Sales and Customer Service departments, expanded product selection, expanded marketing and overall pricing/value relationship offered to customers.

Gross profit increased by .2 million in 2007 from $5.7 million in 2006 to $5.9 million in 2007, and as a percentage of sales increased from 33.2% in 2006 to 34.2% in 2007. The increase in gross profit percentage resulted from the following:

     (1) A net reduction in freight expense resulting from a reduction from improved logistics and timing of shipments.

     (2) In 2006, the Company wrote off additional amounts of blue tooth defective product that could not be returned to vendors (in one case vendor out of business) for credit.

     (3) Increased fees for logistics and distribution services provided for a foreign distributor.

     (4) Offsetting the above factors is the growth of lower margin third party product sales for the year to date as Bluetooth as compared to higher margin direct import sales as a percentage of total sales as compared to 2006.

     (5) The Company absorbed additional charges for obsolescence expense in 2007, resulting from the decision to freshen, expand, and upgrade its proprietary product lines, particularly cases, and the resultant decision to discontinue and aggressively move out slower moving, lower turn, and stale product.

Selling, general and administrative (SG&A) expenses increased by $ 403,137 or an 8.6% compared with 2006. As a result, total SG&A expenses as a percentage of sales increased 27.7% of sales in 2006 to 29.8% in 2007. Company expenditures were up in the nine months to bolster the sales support effort along with accounting and I/T labor to support our Sarbanes Oxley efforts. Additionally, warehouse labor was up as a result of sales mix changes. Other factors were an increase to its bad debt provision to provide for an unexpected Customer bankruptcy and to increased costs relating to credit card usage by our customers. Partially offsetting the above increases were reductions in non-sales orientated expense categories such as Investor related costs.

Additionally, the Company's effective income tax rate on the net income for the nine months of 2007 was 41 % or a total approximate expense of $ 326,000.

The Company's effective income tax rate on the net income for the nine months of 2006 was 38.0 % or a total approximate expense of $ 385,000. However, for the nine months ended September 30, 2006, the Company reduced its valuation allowance of deferred tax assets resulting in an expense of $49,000 or 4.8% of taxable income.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's requirements for capital are to fund (I) sales growth, (ii) financing for possible acquisitions, (iii) repurchase of stock, and (IV) Capital Expenditures mainly related to business system and warehouse upgrades. The Company's primary source of financing during the six months ended September 30, 2007 was cash flow from operations.

The Company's working capital as of September 30, 2007 and 2006 was $ 7,033,000 and $ 6,169,000, respectively. Net cash provided by operating activities for the 9 months ended September 30, 2007 and 2006 were $ 749,000 and $ 232,000, respectively. In 2007, the Company provided $ 798,310 from operations from its net income of $ 469,481 as adjusted for non-cash items of depreciation amortization of $ 191,676 and issuance of stock to outside consultants of $4,125, allowance for doubtful accounts of $111,485, loss on investment of $159,308 less unrealized gains on marketable securities of $137,765.
 Cash used in changes in assets and liabilities of $49,176 resulted from decreases in accounts receivable, inventory and in prepaid expense and other assets of $290,439, $268,999 and $128,328 respectively, less an increase in marketable securities purchased of $643,405, and a decrease in accounts payable and accrued expenses of $ 93,537.

Net cash used in investing activities for the nine months ended September 30, 2007 was $61,370 resulting from the purchase of property and equipment related primarily to software costs and new computer equipment. Net cash used in investing activities for the nine months ended September 30, 2006 was $ 201,000 for the purchase of property and equipment including approximately $165,000 for the implementation and installation of an upgraded business system including software and hardware cost during the September, 2006 quarter and assorted computer equipment and peripherals.

The Company's total Accounts Receivable decreased from $1,873,000 at December 31, 2006 to $1,471,000 at September 30, 2007 or a net reduction of $402,000.
This reduction was mainly attributable to less Customer credit sales which generated less Accounts Receivable for the 60 day period prior to September 30, 2007. The Company had seasonally higher credit sales prior to December 31, 2006.

The Company estimates that it will incur capital expenditures of approximately $150,000 during the twelve months ended September 30, 2008 principally for an upgraded business system, computer servers and related peripherals and warehouse upgrades.

Based upon its present plans, management believes that operating cash flow, available cash and available credit resources will be adequate to meet the working capital cash and capital expenditure needs of the Company during the twelve months ending September 30, 2008.

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

ITEM 3 FINANCIAL GRAPHS

Total Revenue - Quarterly
Dollars in Millions

        5,976   5,485   5,857   5,670   5,857   6,073   6,080   5,021
       ---------------------------------------------------------------
QTR        4       1       2       3       4       1       2       3
 FY       05      06      06      06      06      07      07      07

Gross Profit - Quarterly
Dollars in Millions

        2,151   2,096   1,972   1,582   1,740   2,118   1,947   1,809
       ---------------------------------------------------------------
QTR        4       1       2       3       4       1       2       3
 FY       05      06      06      06      06      07      07      07

Operating cash flow - Quarterly
Dollars in Thousands

         502    -25    77     180    126    344   (33)    438
        ------------------------------------------------------
QTR       4      1      2      3      4      1      2      3
 FY      05     06     06     06     06     07     07     07

Earnings per share - Quarterly
Dollars

         .09    .10    .09    .03    .05    .06    .04    .00
        ------------------------------------------------------
QTR       4      1      2      3      4      1      2      3
 FY      05     06     06     06     06     07     07     07

ITEM 4. - CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The term " disclosure controls and procedures " is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. They have concluded that, as of September 30, 2007 our disclosures were effective to ensure that:

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

This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of September 30, 2007 our disclosure and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the exchange act.

                          CHANGES IN INTERNAL CONTROLS

There have not been any significant changes in the Company's internal controls data provided in our form 10-QSB for September 30, 2007. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected or is reasonably likely to materially affect our internal control as required by item 308(c) of Regulation S-B.

Bagell, Josephs, Levine & Company, L.L.C. our independent registered public accounting firm, has provided us with an unqualified report on our consolidated financial statements for the year ended December 31, 2006. However, in the course of conducting its assessment of our internal controls for its audit of our financial statements, Bagell, Josephs, Levine & Company, L.L.C. has advised the audit committee and management that the following material weaknesses exist as of December 31, 2006 and September 30, 2007:

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

While these material weaknesses did not have an effect on our reported results, they nevertheless constituted deficiencies in our controls. In light of these material weaknesses and the requirements enacted by the Sarbanes - Oxley Act of 2002, and the related rules and regulations adopted by the SEC, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006 and September 30, 2007, our controls and procedures needed improvement and were not effective at a reasonable assurance level. Despite those deficiencies in our disclosure controls, management believes that there were no material inaccuracies or omissions of material fact in this report.

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

     (2) The Company's steering committee has taken on a more active oversight role to review in detail all deficiencies and to develop with the assistance of I/T personnel a line by line remedial written action plan sighting and defining the deficiency, corrective action to be taken, person(s) responsible and appropriate completion dates. The Company is in the process of documenting and implementing corrective action on a line by line basis. A progress report was presented to and discussed with the audit committee for their review and approval on November 9, 2007.

     (3) The preparation of the plan will be the overall responsibility of the steering committee and senior managers in coordination with the I/T Director, who will be closely assisted and monitored by the two steering committee members and will include, but not limited to, the following:

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

     (4) The Company, as of November 9, 2007, has made significant progress on implementing changes and correcting some of the individual deficiencies covered under three summarized categories of material weaknesses pointed out above. Progress has been made particularly, in the preparation and development of policies and procedures, computer room environment, documentation and security with most cited deficiencies corrected. The Company expects to be fully completed with correcting all deficiencies by December 31,2007. As outlined in points 5 and 6 below the Company is actively working with our current business system software provider and servicer and considering various sources of outside technical support.

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

We added new product lines such as Apple-IPod accessories, entertainment accessories such as headsets and chargers for players. The majority of our products are manufactured in China. In addition, we also act as a master distributor for well-known brand name products such as Plantronics, and Blue Ant.

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

CUSTOMERS

Our customer base consists of more than 2,500 independent dealers from a one-location mall kiosk to multi-store retail franchisers covering 250 locations and more. In addition, we sell to some of the largest distributors of cell phones, computers, and infrastructure products. These distributors in turn resell to airtime carriers, mass retailers, and prepaid phone distributors. We had one customer who accounted for 5.6% of our 2007 year to date sales. No other customer accounted for 5% or more of our sales in the period.

About 25% of our customers either repackage our products for resale through their resale channels or ask us to provide custom packaging as part of our value added services.

BUSINESS MODEL

With our recent introduction of Blackberry and smart phone accessories plus a new line of phones, we have the widest product line in America and are truly a "One stop shopping source" for all types of wireless resellers.

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

Our customers have come to expect same day shipping on orders placed before 3pm, and we meet this commitment on more than 99% of our orders.

Because of the rapid pace of new handset introductions, retail sales people find it hard to keep current on which accessories are compatible among various brands and models. We help solve this problem by publishing a monthly chart of phone and accessory compatibilities for our customers who are agents of Verizon, AT&T, Sprint/Nextel, T-Mobile, Alltel, U.S Cellular, metro PCS, cricket, SunCom.

MANAGEMENT DISCUSSION OF FACTORS THAT HAVE AFFECTED OUR SALES GROWTH:

     A) We introduced a line of PDA and SmartPhone accessories for Blackberry, Motorola, and Samsung.

     B) We created a carrier direct marketing program, which promotes accessories that are specific to each United States carrier and its carrier agents.

EMPLOYEES

Wireless Xcessories Group employs approximately 81 full time workers divided into accounting, sales, customer services, marketing, purchasing/product development, MIS, quality control, and warehouse picking and packing. Our 7-person management team has been with the company from 2-15 years, with most managers having 5-10 years experience.

Most members of our management team receive stock grants tied to an agreement not to compete.

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


ITEM 2. INDUSTRY RISK FACTORS THAT COULD AFFECT OUR PERFORMANCE

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

We wish to take advantage of the "safe harbor" provisions of the Act and are including this section in our Annual Report on Form 10-KSB in order to do so. Forward-looking statements also appear in other sections of this report. Statements that are not historical facts, including statements about management's expectations for fiscal year 2007 and beyond are forward-looking statements and involve various risks and uncertainties. Factors that could cause the actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

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

WE EXPERIENCE INTENSE COMPETITION IN OUR MARKETS.

We operate in a highly competitive environment. We principally compete with a variety of small distributors of cellular phone accessories that focus on a particular segment of the market, as well as a few single large distributors that offers a broad range of such products.

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

PROPERTIES

All of our real properties are held under leases. The following table provides certain information concerning our leased properties:

                                                     APPROXIMATE      LEASE
                                                         AREA      EXPIRATION
  OPERATION        NATURE             LOCATION         (SQ.FT.)       DATE
  ---------        ------             --------          ------        ----
Main Facility   Warehouse and   Huntingdon Valley, PA   52,000       3/31/09
                   Office                               13,100       3/31/09

In March 2004, the above lease for both office and warehouse was extended to March 31, 2009. As part of the lease extension the Company has the right to relinquish approximately 15,000 feet of warehouse space without further obligation to the Company upon giving the landlord six months prior notice of its intention to vacate.

LEGAL PROCEEDINGS

Lawsuits and claims are filed against us from time to time in the ordinary course of business. We do not believe that any lawsuits or claims currently pending against our company is material or will have a material adverse affect on our financial condition.

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


                                    PART III
                                OTHER INFORMATION

ITEM 1. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of shareholders held on June 6, 2007, pursuant to the Notice of Annual Meeting of Stockholders dated May 4, 2007 the following actions were taken:

Proposal No 1: Election of Directors.

The following individuals were elected as Directors:

        Name                                         For           Withheld
        ----                                         ---           -------
        Stephen Rade                              3,785,656        113,507
        Christopher McConnell                     3,824,990         77,573
        Bradley T. MacDonald                      3,821,590         73,623
        Allan Kalish                              3,825,540         66,323
        Christopher C. Cole                       3,832,840         74,173

No other matters were submitted to a vote of the Company's stockholders during the third quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

Proposal No 2: Proposal to ratify the appointment by our Board of Directors of Bagell, Josephs, Levine & Company, L.L.C the Company's independent auditors for the fiscal year ending December 31, 2007.

For: 3,836,286    Against: 52,737    Abstained: 10,140

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


Date: November 14, 2007                     By: /s/ Stephen Rade
                                                ---------------------------
                                                Stephen Rade
                                                Chief Executive Officer

Date: November 14, 2007                     By: /s/ Ronald E. Badke
                                                ---------------------------
                                                Ronald E. Badke
                                                Chief Financial Officer