Form 10KSB
period 2007-12-31
WIRELESS XCESSORIES GROUP INC
filed 2008-03-28
CIK 1005504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

FOR ANNUAL AND TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☒	Annual Report pursuant to Section 13 or 15(d) of the SecuritiesExchange Act of 1934. For the fiscal year ended December 31, 2007.

or

☐	Transition Report pursuant to Section 13 or 15(d) of the SecuritiesExchange Act of 1934. For the transition period from _____________ to _____________.

COMMISSION FILE NO. 0-27996

WIRELESS XCESSORIES GROUP, INC.
 (Exact name of registrant as specified in its charter)

DELAWARE State or other jurisdiction of incorporation or organization	13-3835420 I.R.S. Employer Identification Number

1840 County Line Road, Huntingdon Valley, PA 19006
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including Area Code: (215) 322-4600

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.001 per Share

Title of Class
American Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-KSB is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the act). Yes ☐ No ☒

The number of issued and outstanding shares of the Registrant’s Common Stock net of Treasury Stock, par value $.001 per share, on February 29, 2008 was 4,387,598.  The aggregate market value of the voting stock held by non-affiliates of the Registrant (computed by reference to the closing price of such stock on the American Stock Exchange February 29, 2008 of $ 1.40 was approximately $ 4,950,604.

PART I

ITEM 1 – BUSINESS:
ITEM 1 – NARRATIVE:

OVERVIEW & HISTORY:

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

Our corporation was formed in 1988 and we have been a public company since 1996.  We consider ourselves to be the largest distributor of accessories to independent wireless dealers in the United States. Our corporate website address is Wirexgroup.com.  Some of our other operating websites are:
www.Wirexgroup.com
www.Oem.wirexgroup.com
www.Bluetooth.wirexgroup.com
www.Getaccessories.net
www.Industrialstrengthcellular.com

PRODUCTS & SERVICES:
The majority of our products are manufactured in China, Hong Kong and Taiwan. In addition, we distribute brand name products such as Plantronics, Jabra, Body Glove, Samsung, Motorola, BlueTrek, Nokia, Nextel, LG and Blue Ant.  Our product lines are sold along with comprehensive sales and marketing programs, and a series of value added services designed to separate and distinguish us in the minds of wireless resellers.

THESE SERVICES ARE OFFERED FREE OF CHARGE:
•    Airtime carrier phone and accessories compatible charts
•    E-Mail blast management programs
•    Customized retail packaging
•    Sales training materials
•    In store displays and posters
•    Private Label E-commerce websites that allow customers to offer our full product line to their end users

We offer an on-line ordering option to our customers which permits them to view our current inventory along with our next receive date if an item is out of stock.

CUSTOMERS:
Our customer base consists of more than 2,500 independent dealers from a one-location mall kiosk to multi-store retail franchisers covering 250 locations and more. In addition, we sell to some of the largest distributors of cell phones, computers, and infrastructure products. These distributors in turn resell to airtime carriers, mass retailers, and prepaid phone distributors. In 2006 and 2007 one Customer accounted for 6.5% and 5.2% of net sales, respectively.  No other customers in either 2006 or 2007 accounted for more than 5% of net sales.

BUSINESS MODEL:
The wireless phone industry is characterized by the continuous and frequent introduction of new model handsets with design changes, new operating features, and enhancements that limit the ability of all but a few of our competitors to compete with the range of accessories we offer, especially by having them available for purchase soon after the phone manufacturers introduces their new models.

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

Because of the rapid pace of new handset introductions, retail sales people find it hard to keep current on which accessories are compatible among various brands and models. We help solve this problem by publishing a monthly chart of phone and accessory compatibilities for our customers who are agents of Verizon, Cingular, Sprint/Nextel, T-Mobile, AT&T, U.S Cellular, metro PCS, cricket and SunCom.

MANAGEMENT DISCUSSION OF FACTORS THAT HAVE AFFECTED OUR SALES GROWTH:
A)    In the third quarter of 2006, we partnered with two leading Point of Sale Software companies to integrate our real time inventory with their accounting software packages.  We are jointly promoting Wireless Xcessories Group to their wireless dealers throughout the U.S.
B)    In early 2007 we introduced our Limited Collection of high quality cases.
C)    In March 2007, we introduced our largest ever accessory catalog; approximately 80 pages, and featuring accessories for over 150 phones.
D)    In 2007 we introduced a line of PDA and SmartPone accessories for Blackberry, Motorola, and Samsung.
E)    In 2007 we created a carrier direct marketing program, which promotes accessories that are specific to each United States carrier and its carrier agents.

EMPLOYEES:
Wireless Xcessories Group employs approximately 78 full time workers divided into accounting, sales, customer services, graphic design, purchasing/product development, MIS, quality control, and warehouse picking and packing. Our 5-person management team has been with the company from 2-15 years, with most managers having 10+ years experience.

No employee is covered by collective bargaining and we consider our employee relations to be excellent.

COMPETITION:
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

INTELLECTUAL PROPERTY:
www.Wirexgroup.com
www.Oem.wirexgroup.com
www.Bluetooth.wirexgroup.com
www.Getaccessories.net
www.Industrialstrengthcellular.com

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

PROPERTIES AND FACILITIES:
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

INDUSTRY RISK FACTORS THAT COULD AFFECT OUR PERFORMANCE:
A)    General economic conditions deteriorate, thus reducing the demand for phones and accessories.
B)    Manufacturers reduce the number of new phone introductions, thereby reducing our competitive advantage of speed to market new accessories.

FACTORS AFFECTING FUTURE OPERATING RESULTS:
The provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”) provide companies with a “safe harbor” when making forward-looking statements. This “safe harbor” encourages companies to provide prospective information.

We wish to take advantage of the “safe harbor” provisions of the Act and are including this section in our Annual Report on Form 10-KSB in order to do so.  Forward-looking statements also appear in other sections of this report.  Statements that are not historical facts, including statements about management’s expectations for fiscal year 2008 and beyond, are forward-looking statements and involve various risks and uncertainties. Factors that could cause the actual results to differ materially from management’s projections, forecasts, estimates and expectations include, but are not limited to, the following:

WE MAY NOT SUCCESSFULLY OFFER ATTRACTIVE MERCHANDISE TO OUR CUSTOMERS:
In order to meet our strategic goals, we must successfully locate and offer our customers new, innovative and high quality products. Our product offerings must be affordable, useful to the customer, well made, distinctive in design, and not widely available from other sources. We cannot predict with certainty that we will successfully offer products that meet these requirements in the future.

WE DEPEND ON OUR VENDORS:
Our performance depends on our ability to purchase our products in sufficient quantities at competitive prices and on our vendors’ ability to make and deliver high quality products in a cost effective, timely manner. Some of our smaller vendors have limited resources, production capacities and limited operating histories. We have no long-term purchase contracts or other contracts that provide continued supply, pricing or access to new products and any vendor or distributor could discontinue selling to us at any time. There can be no assurance that we will be able to acquire the products that we desire in sufficient quantities or on terms that are acceptable to us in the future. In addition, there can be no assurance that our vendors will make and deliver high quality products in a cost effective, timely manner. We may also be unable to develop relationships with new vendors. Also, all products we purchase from vendors in the Far East must be shipped to our warehouse by freight carriers and there can be no assurance that we will be able to obtain sufficient capacity at favorable rates. Our inability to acquire suitable products in a cost effective, timely manner or the loss of one or more key vendors or freight carriers could have a negative impact on our business.

WE FACE CERTAIN RISKS RELATING TO CUSTOMER SERVICE:
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

WE EXPERIENCE INTENSE COMPETITION IN OUR MARKETS:
We operate in a highly competitive environment. We principally compete with a variety of small distributors of cellular phone accessories that focus on a particular segment of the market, as well as a few single large distributors that offer a broad range of such products.

WE ARE DEPENDENT ON CERTAIN KEY PERSONNEL:
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

ITEM 2 – PROPERTIES:
All of our real properties are held under leases. The following table provides certain information concerning our leased properties:

APPROXIMATE LEASE
AREA EXPIRATION

OPERATION	NATURE	LOCATION	(SQ. FT.)	DATE
Main Facility	Warehouse	Huntingdon Valley, PA	52,000	3/31/2009
Main Facility	Office	Huntingdon Valley, PA	13,100	3/31/2009

In March 2004 the above lease for both office and warehouse was extended to March 31, 2009. As part of the lease extension the Company has the right to relinquish approximately 15,000 feet of warehouse space without further obligation to the Company upon giving the landlord six months prior notice of its intention to vacate.

ITEM 3 – LEGAL PROCEEDINGS:
We, from time to time, are a party to other litigation arising in the normal course of our business, most of which involves claims for amounts due from merchandise or services purchased or merchandise sold to third parties we believe that none of these actions will have a material adverse effect on our financial condition or our results of operations.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
Our annual meeting of stockholders was held on June 6, 2007. The following are results of the voting on the proposals submitted to the stockholders at the annual meeting:

Proposal No. 1: Election of Directors.
The following individuals were elected as directors:

NAME	FOR	WITHHOLD
Stephen Rade	3,785,656	113,507
Christopher McConnell	3,824,990	77,573
Bradley T. MacDonald	3,821,590	73,623
Allan Kalish	3,825,540	66,323
Christopher C. Cole	3,832,840	74,173

There were no broker non-votes or abstentions or votes withheld with respect to this proposal.
The proposal passed by a majority of the vote’s casts as dictated by our by-laws. There were no broker non-votes or votes withheld with respect to this proposal.

Proposal No 2: Proposal to ratify the appointment by our Board of Directors of Bagell, Josephs, Levine & Company, L.L.C the Company’s independent auditors for the fiscal year ending December 31, 2007.

For: 3,836,286 / Against: 52,737 / Abstained 10,140

The proposal passed by a majority of the vote’s cast as dictated by our by-laws. There were no broker non-votes or voted withheld with respect to this proposal.

PART II:

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:
There were 64 record holders of the Company’s Common Stock as of February 29, 2008. A substantially larger number of beneficial owners hold such shares of Common Stock in depository or nominee form. No dividends have been paid on the outstanding shares of Common Stock.

The Company trades its Common Stock under the symbol “XWG” on the American Stock Exchange.
The following tables set forth the range of high and low closing prices for the quarters indicated for the Common Stock for the period January 1, 2006 through December 31, 2007 on the American Stock Exchange.

2007	HIGH	LOW
FIRST QUARTER	3.23	2.45
SECOND QUARTER	4.15	2.69
THIRD QUARTER	4.15	2.24
FOURTH QUARTER	2.41	1.49

2006
FIRST QUARTER	7.89	4.60
SECOND QUARTER	6.75	4.07
THIRD QUARTER	5.90	2.95
FOURTH QUARTER	3.74	2.69

ITEM 6 - SELECTED FINANCIAL DATA:
INTRODUCTION:

The following table sets forth the selected financial data for Wireless Xcessories Group, Inc. This information should be read in conjunction with the Consolidated Financial Statements and Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appear elsewhere in this document.

The Selected Financial Data have been derived from the consolidated financial results for the year ended December 31, 2007 and 2006 audited by Bagell, Josephs, Levine & Company, L.L.C, respectively, appear only in this section.

SELECTED FINANCIAL DATA
FISCAL YEAR ENDED DECEMBER 31,
	2007	2006
	($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) INCOME STATEMENT DATA:

NET SALES	$22,503	$22,869
COST OF SALES	14,845	15,479

GROSS PROFIT	7,658	7,390

SELLING, GENERAL &
ADMINISTRATIVE EXPENSES	6,751	6,310
(OTHER INCOME) EXPENSE
LOSS (GAIN) FROM DISPOSITION OF PROPERTY	—	—
UNREALIZED (LOSS) GAINS ON TRADEABLE SECURITIES	(222)	122
Dividend INCOME AND CAPITAL
GAINS DISTRIBUTION	175	106
INTEREST INCOME	7	11
	—	—
INCOME BEFORE INCOME TAXES	867	1,319
INCOME TAX EXPENSE	382	130

NET INCOME	$485	$1,189

NET EARNINGS PER SHARE OF
COMMON STOCK- BASIC	$0.11	$0.27

NET EARNINGS PER SHARE OF
COMMON STOCK- DILUTED	$0.11	$0.26

BALANCE SHEET DATA:

	AS OF DECEMBER 31,
	2007	2006
WORKING CAPITAL	$7,014	$6,269
TOTAL ASSETS	8,478	8,029
LONG TERM DEBT	—	—
STOCKHOLDERS’ EQUITY	7,547	7,075

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Year Ended December 31, 2007 (“2007”) Compared to Year Ended December 31, 2006 (“2006”)

Net sales decreased by 1.7% or $.4 million from $22.9 million in 2006 to $22.5 million in 2007. The decrease in sales is mainly attributable to the following factors:

•
Sales were impacted, particularly, in the last six months of 2007, by reduced volume from three of our largest customers due to a reevaluation of a product line directly imported for one of them, the sale of the customers business to a carrier, and financial difficulties, respectively.

•
The merger of two major carriers (Sprint/Nextel) in late 2006 and its continued transitional problems throughout 2007 in the form of delayed and /or reduced payments for phone and activation sales, negatively affected the purchasing capacity of some of our Customers. This reduced purchasing from that portion of our business.

•	The overall cell phone sales and related accessory market in 2007 was sluggish at best, resulting in less available funds for our customer base to purchase accessory products.
•
Though, our Bluetooth and hands free sales increased from approximately 31% of sales in 2006 to 33% of sales in 2007, this growth, was not sufficient to offset an overall decrease in our core aftermarket product offerings.

Gross profit increased by $ .3 million from $7,390,000 in 2006 to $ 7,658,000 in 2007, but as a percentage of sales increased from 32.3% to 34.0%.  The increase in gross profit percentage resulted from the following:

•
The Company improved its overall margins on its non Bluetooth and hands free product lines as a result of high margin contributions on new product offerings such as cases, pouches and batteries. We limited the amount of special discounted pricing and maintained the overall integrity of our pricing in a competitive market.

•	The company incurred much lower freight cost in 2007 compared to 2006 in relation to Far East Shipments as a result of improved logistics, timing of shipments and overall efficiencies.
•	An offsetting factor was the continued growth in the percentage of our total sales of lower margin Bluetooth products in 2007 as compared to 2006.

Selling, general and administrative (“SG&A”) expenses increased by 7.9% or $.5 million in 2007, from $6,310,000 in 2006 to $ 6,751,000 in 2007.  As a result, total SG&A expenses as a percentage of sales increased from 27.6% in 2006 to 30.0% in 2007. A good portion of the increase in SG&A dollars and percentage of sales was related to expenditures to bolster the sales effort including the expansion and upgrade of our marketing and sales support staffs, catalogs, mailings and marketing support materials. We also upgraded our accounting and I/T departments capabilities to support our efforts to enhance our internal control and support our Sarbanes-Oxley compliance efforts. Additionally, we added a software programmer to improve our website and on-line ordering capabilities.

The Company also experienced higher costs in such areas as warehouse labor and supplies expense as well as added customer credit card processing costs.

The Company gives full attention to cost cutting, particularly of non-revenue generating General and Administrative expenses such as public relations and corporate costs, and professional fees. Additionally, total depreciation charges are down from approximately $213,000 in 2006 to $160,000 in 2007 as a result of limiting our capital expenditures over the past several years.

Interest income decreased from $11,000 in 2006 to $7,000 in 2007.  This is due mainly to the drop in interest rates earned on interest bearing certificates in 2007.

The Company’s effective income tax rate in calculating an expense on the net income on 2007 would have been 44.0% or a total expense of $ 382,277. The 2007 income tax expense includes a state tax audit adjustment net of the effect Federal income tax of approximately $20,000.00.
As of December 31, 2006, the Company applied a total of $401,946, consisting of tax timing differences from its tax allowances against its 2006 income tax expense resulting in an expense of $129,939 or 9.8% of taxable income. Our effective income tax rate in 2007 and 2006 was 44% and 40%, respectively.

NEW ACCOUNTING STANDARDS:

SIGNIFICANT ACCOUNTING POLICIES:

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

LIQUIDITY AND CAPITAL RESOURCES:
Our requirement for capital is to fund (i) sales growth and (ii) financing for possible acquisitions (iii) Repurchase of the Company’s Common Stock, and (iv) Capital Expenditures mainly related to business system upgrades. Our primary source of financing during 2007 and 2006 were cash flow from operations.

Our working capital as of December 31, 2007 and 2006 was $ 7,014,317 and $ 6,269,281, respectively. Net cash provided by operating activities for the years ended December 31, 2007 and 2006 was $ 278,971 and $358,073, respectively. In 2007, we showed cash from operations of $ 983,349 from our net income of $ 484,782 as adjusted for non-cash items of depreciation and amortization of $ 160,124 bad debt provision of $ 74,400, an unrealized loss on investment of $219,614 and Common Stock issued to Directors, Officers, employees and an outside consultant of 48,365 offset in part by increases in deferred income taxes of $ 161 and unrealized gains recognized on tradable securities of $ 3,775.

Changes in assets and liabilities in 2007 resulted in a net use of $ 704,378 from increases in tradable Securities, Inventory and by a decrease in Accounts payable and accrued expenses of $719,113, 384,378, and $23,538 respectively, offset in part by a decreases in Accounts Receivable and Prepaid expenses and Other Assets of $118,198 and $ 304,453, respectively.

The bulk of the decrease in prepaid expense in 2007 was attributable to the Company collecting its advances to a foreign manufacturer under a distributor agreement of $286,616 in 2007.

Net cash used in investing activities in 2007 of $ 109,078 resulted from capital expenditures of $141,137 principally for upgrades to our business system including improvements to our website and on-line ordering capabilities and expenditures to enhance I/T controls.
Net cash used in investing activities for the 12 months ended December 31, 2006 was $477,047, including approximately $165,000 for the implementation and installation of an upgraded business system including software and hardware cost during the last week of June, 2006 and $52,618 of assorted computer equipment and peripherals. Additionally, the Company purchased 28,500 shares at a value of $7.00 per share in Euro dollars of common stock of Anycom Technologies AG, Monchengladbach (Germany) Inc., a German based manufacturer of Bluetooth with sales operations in the United States, for a total investment of approximately $259,000 in US dollars

Cash used in financing activities in 2007 of $ 60,606 resulted from the repurchase of 39,927 shares of its common stock at an average price of approximately $ 1.52 per share.

Cash used in financing activities in 2006 of $335,425 resulted from the repurchase of 100,000 shares of its common stock at an average price of approximately $3.35 per share.

Based upon its present plans, management believes that operating cash flow, and available cash will be adequate to finance the stock repurchase program, to meet the working capital cash needs of the Company and to meet anticipated capital expenditure needs during the 12 months ending December 31, 2008. Although we would like to issue shares of Common Stock as our primary method of financing acquisitions, we anticipate that additional funds may be required to successfully implement any acquisition program, and will use various methods to finance acquisitions, including raising new equity capital. There is no guarantee that such equity or debt financing will be available to us in the future.

COMMITMENT:
We lease warehouse and administrative office space and copy machines with non-cancelable operating lease agreements, which expire at various dates.  Certain leases for warehouse and other space contain rental escalation clauses based on the Consumer Price Index. Future minimum lease payments including base rent, common area charges, and lease required real estate tax charges non-cancelable operating leases for the year ending December 31, 2007 are as follows:

2008	$480,618
2009	$161,494
Thereafter	—
Total	$642,112

SEASONALITY AND INFLATION:
In fiscal years 2007 and 2006 the Company did approximately 46% and 51% respectively, of its sales in the second half of the year. The 2006 results reflect the more traditional pick up of additional business in the months preceding the December Holiday season.

The impact of inflation on our operations has not been significant to date.  However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on our operating results.

GRAPHS:
Total Revenue – Quarterly
Dollars in Millions

	$5.485	$5.857	$5.670	$5.857	$6.073	$6.080	$5.021	$5.329
QTR	1	2	3	4	1	2	3	4
FY	06	06	06	06	07	07	07	07

Gross Profit - Quarterly
Dollars in Millions

	$2.096	$1.972	$1.582	$1.740	$2.118	$1.947	$1.809	$1.784
QTR	1	2	3	4	1	2	3	4
FY	06	06	06	06	07	07	07	07

Operating Cash Flow - Quarterly
Dollars in Thousands

	$(147)	$(94)	$(323)	$110	$344	$(33)	$438	$(640)
QTR	1	2	3	4	1	2	3	4
FY	06	06	06	06	07	07	07	07

Earnings per Share - Quarterly
Dollars

	$0.10	$0.09	$0.03	$0.05	$0.06	$0.04	$0.00	$0.00
QTR	1	2	3	4	1	2	3	4
FY	06	06	06	06	07	07	07	07

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Interest Rate Risk - The Company did not have any interest rate risk at December 31, 2007, as there was no outstanding debt owed by the Company other than fixed interest capital lease obligations.

Foreign Currency Risk - We do not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements with international customers and suppliers are denominated in U.S. dollars. We purchase approximately 50% of our products from manufacturers located overseas, principally in the Far East. The deflation of the U.S. dollar against the major Asian currencies could, therefore, cause an increase in the cost of our products and adversely affect our results of operations or financial condition.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

As of December 31, 2007 and 2006 there were no changes in or disagreements with Bagell, Josephs, Levine & Company LLC on accounting or financial disclosures.

PART III:

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY:
The following table sets forth as of February 29, 2008, the name of each of our directors and executive officers, his principal occupation and the nature of all positions and offices with us held by him. Our directors will hold office until the next Annual Meeting of Stockholders.

Name	Age	Office	First Became Director
Stephen Rade	70	President, Chief Executive Officer and Chairman of the Board	1996
Christopher F. McConnell	54	Director	1998
Ronald E. Badke	62	Chief Financial Officer and Secretary	1995
Allan Kalish	82	Director	1998
Christopher C. Cole	52	Director	2000
Bradley T. MacDonald	60	Director	1999
Dawn Kenderdine	38	Vice President and Business Development Manager

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

Mr. McConnell has been a director of the Company since December 1998 while holding the title of Chairman of the Board through June 2002. In addition, he is co-founder and President of Adondo Corporation, a company focused on Internet telephony, and enhancing communications through artificial intelligence and real-time streaming media. Adondo Phone Portals allow companies to distribute their audio content, including live streams, broadly and efficiently over any telephone. Mr. McConnell also co-founded CFM Technologies, Inc., a semiconductor capital equipment company and until it merged into Matson technologies in March 2001. He currently serves as a director of Point 5 Technologies. Mr. McConnell holds eighteen U.S patents in semiconductor processing and wireless communications.

Mr. Badke has been our Chief Financial Officer since November 1995 and Secretary since March 1999. He was a Senior Vice President and the Chief Financial Officer of Shoe Town Inc. from 1984 through September 1994, positions he later held (September to November 1995) with Natures Elements. Mr. Badke, a certified public accountant, had been a consultant from October 1994 through August 1995.

Mr. Kalish has been a director since 1998. He is the owner of Kalish & Associates, a consulting firm specializing in marketing, advertising and public relations, which he founded in 1986. Kalish & Associates serves advertisers, marketers and advertising agencies throughout the country, including three New York Stock Exchange companies. Prior to founding Kalish & Associates, Mr. Kalish managed Kalish & Rice, Inc., one of the largest advertising agencies in Philadelphia. In 2002, he co-founded WorkZone, LLC, a software company which markets collaboration, communication and project management tools internationally. He serves as Chairman of WorkZone. Mr. Kalish served as a member of the Board of Directors of Checkpoint Systems, Inc., a New York stock exchange company, from 1993 to 1997.

Mr. MacDonald is currently the Chairman of the Board of Medifast, Inc.  Mr. MacDonald has been Chairman of the Board of Medifast, Inc. since January 1998 and was also Chief Executive officer until March of 2007.  He was the principal architect of the turnaround of Medifast and formulated the “Direct to Consumer” business models that are the primary drivers of Revenue to this day. He also was the co-founder of Take Shape for Life and acquired the Clinic operations in 2002. During his time as CEO, he managed the company to 29 consecutive quarters of profits and improved shareholders equity from negative $4 million to over $27 million in less than seven years. He also increased the Company’s market cap from less than $1 million to over $100 million and listed the company on the NYSE. In 2006, Mr. MacDonald received the prestigious and audited Ernst and Young award of “Entrepreneur of the Year” for the state of Maryland in the consumer products category.  Also, he helped lead the Company to national recognition in Forbes Magazine ranking Medifast 28th of the top 200 small companies in America. From 1991 through 1994, Colonel MacDonald returned to active duty to be Deputy Director and Chief Financial Officer of the Retail, Food, Hospitality and Recreation Businesses for the United States Marine Corps.  Prior thereto, Mr. MacDonald served as Chief Operating Officer of the Bonneau Sunglass Company, President of Pennsylvania Optical Co., Chairman and CEO of MacDonald and Associates, which had major financial interests in a retail drug, consumer candy, and pilot sunglass companies.  Mr. MacDonald was national president of the Marine Corps Reserve Officers Association and retired from the United States Marine Corps Reserve as a Colonel in 1997, after 27 years of service.  He has been appointed to the Defense Advisory Board for Employer Support of the Guard and Reserve (ESGR) He also serves on the Board of Directors of the Marine Corps Reserve Toys for Tots Foundation and is on the Board of Trustees of Villa Julie College of Stevenson, Maryland and the Institute of Notre Dame, the oldest Catholic girl’s urban high school in Maryland, located in Baltimore.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACTS OF 1934
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers and persons who own more than ten percent of its Common Stock to file with the Securities and Exchange Commission and The NASDAQ Stock Market initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.

To the best of our knowledge, based solely on a review of the copies of such reports furnished to us and written representations with respect to the year ended December 31, 2007, our officers, directors and greater than ten percent shareholders were in compliance with all applicable Section 16(a) filing requirements.

ITEM 11 – EXECUTIVE COMPENSATION:
The following table sets forth for the years ended December 31, 2007, 2006, and 2005; the compensation for services rendered in all capacities to the Company and subsidiaries by the Chief Executive Officer, the Company’s other executive officer and key management personnel.

SUMMARY COMPENSATION TABLE:

NAME AND PRINCIPAL POSITION	YEAR	SALARY
Stephen Rade	2007	$300,000
Chief Executive Officer	2006	$300,000
President and Chairman of the Board	2005	$298,000

Ronald E. Badke	2007	$130,803
Chief Financial Officer and	2006	$128,308
Secretary	2005	$126,000

Susan Rade	2007	$183,042
Vice President	2006	$183,042
Sales Account Manager	2005	$183,942

Dawn Kenderdine	2007	$146,443
New Business Development Manager	2006	$130,190
Purchasing Director	2005	$119,756

EMPLOYMENT AGREEMENTS

In August 2005, the Company entered into an employment agreement with its Chairman of the Board and Chief Executive Officer, Stephen Rade commencing on September 1, 2005 and expiring on August 31, 2008. The agreement calls for an annual salary of $ 250,000 and an annual bonus of $ 50,000 predicated on Mr. Rade achieving certain financial targets. The agreement also provides that Mr. Rade can receive 5% of the value of any acquisitions under conditions stipulated in the contract

COMPENSATION OF DIRECTORS:

In 2007, the Directors were paid a flat $2,500 for attendance at Board meetings and committee meetings for the year. In addition, in 2007, each Director received a grant of 2,427 shares of the Company’s Common Stock totaling a fair market value at the grant date of December 4, 2007 of approximately $5,000.

STOCK OPTIONS

Under the Company’s 1995 Stock Option Plan (the “Plan”), the Company’s board of Directors or a stock option committee appointed by the board could grant stock options to officers, key employees, directors, and independent consultants of the Company. The plan expired in late 2005 so no further open shares may be issued under the plan.

The following table sets forth the details of the options held at the end of the year December 31, 2007 by the executive officers set forth in the Summary Compensation Table. Mr. Rade, Mr. Badke and Ms. Kenderdine were not granted options under the Plan during the year 2006 or 2007 , but 10,000 option shares were granted to Dan Kenderdine our facilities manager and husband of executive officer Dawn Kenderdine prior to 2006 and accordingly is listed below as part of Ms. Kenderdine holdings.

FISCAL YEAR END OPTION VALUES
NUMBER OF SHARES UNDERLYING
UNEXERCISED OPTIONS AT FISCAL
YEAR END

Name	Exercisable Shares	Weighted Exercise Price	Option Market Value	Option Underlying Value
Ronald E. Badke	20,000	$1.44	$31,000	$ 2,200
Dawn Kenderdine	10,000	$4.68	$15,500	$0

(1) The market value used in the above chart was $1.67, which represents the closing price of the Company’s Common Stock as of the close of business on December 31, 2007.

SUBSEQUENT RESIGNATION OF DIRECTOR:

On March 25, 2008, The Board of Directors accepted the resignation of Mr. Bradley Mac Donald as a member of the Board of Directors of Wireless Xcessories Group, Inc and Chairman of its Audit committee effective March 12, 2008. Mr. Mac Donald cited his desire to reduce his work load, and in particular, his numerous outside business commitments as the reason for his resignation. At this time, though there is no immediate replacement in mind, the Company’s Board of Directors are exploring a number of options.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of February 29, 2008, as supplied to the Company, regarding the beneficial ownership of the Common Stock by all persons known to the Company who own more than 5% of the outstanding shares of the Company’s Common Stock, each director of the Company, each executive officer of the Company named in the Summary Compensation Table included elsewhere in this report and all executive officers and directors as a group. Unless otherwise indicated, based on information provided to the Company by the directors, executive officers and principal shareholders, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

NAME*	NUMBER OF SHARES BENEFICIALLY OWNED (1)	PERCENTAGE (2)
Christopher F. McConnell (3)	50,421	1.1%
Stephen Rade	763,349	17.4%
Ronald E. Badke (4)	31,200	—**
Christopher C. Cole (5)	73,421	1.7%
Allan Kalish (6)	54,421	1.2%
Bradley T. MacDonald	13,421	—**
Dawn Kenderdine (7)	61,500	1.4%
Directors and Officers as a group ((7) Persons) (8)	1,047,733	23.9%

* The business address of each shareholder named in this table is Wireless Xcessories Group, Inc, 1840 County Line Road, Huntingdon Valley, PA 19006.
**Less than 1%.
(1)    For purposes of this table, a person or group is deemed to have “beneficial ownership” of any shares, which such person has the right to acquire within 60 days.
(2)    Percentage ownership is based on 4,387,598 shares of Common Stock outstanding net of Treasury Stock on February 29, 2008. For purposes of computing the percentage of outstanding shares held by each such person or group of persons named above, any security which such person or group of persons has the right to acquire within 60 days is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(3)    Includes exercisable options to purchase 47,427 shares.
(4)    Includes exercisable options to purchase 20,000 shares.
(5)    Includes exercisable options to purchase 44,427 shares.
(6)    Includes options to purchase 41,427 shares.
(7)    Includes options to purchase 10,000 shares.
(8)    Includes exercisable options to purchase 163,281 shares.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
We employ Susan Rade, wife of Stephen Rade, current CEO, as a high volume and senior sales person with certain administrative functions. In this role, Mrs. Rade earns the bulk of her compensation as part of our sales incentive commission programs earning $183,042 and $183,942  in the twelve months December 31, 2007 and 2006, respectively, including draws, commission and a $36,000 salary for administrative duties. We employ Dan Kenderdine, husband of Dawn Kenderdine, as our Facilities Manager since mid 2004. Mr. Kenderdine earns the bulk of his compensation from salary and bonuses earning $64,895 for the year ended December 31, 2007 and $ 52,273 for the year ending December 31, 2006.

ITEM 14 - CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934) as of December 31, 2007, including controls and procedures to timely alert management to material information relating to the Company and its subsidiaries required to be included in our periodic SEC filings. Based on such evaluation, they have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time frames specified in applicable SEC rules and forms.

INTERNAL CONTROL over Financial Reporting
(a) Management’s Annual Report on Internal Control over Financial Reporting
Internal control over financial reporting (as defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934) refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management is responsible for establishing and maintaining adequate internal control over our financial reporting.
We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007. The evaluation was performed using the internal control evaluation framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management concluded that, as of such date, our internal control over financial reporting was effective.

CHANGES IN INTERNAL CONTROLS:
There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-KSB

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

ITEM 16 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT AND NON-AUDIT FEES:

For the years ended December 31, 2006 and 2007, fees billed for services performed by Bagell, Josephs, Levine & Company, L.L.C., the Company’s independent auditor, charged to the Company for the annual certified audits, for 10Q filings for the quarters ended March 31, June 30 and September 30, 2006 and 2007 and miscellaneous services, were as follows:

	FISCAL YEAR 2006	FISCAL YEAR 2007
Annual certified audit	$38,000	$45,000
10QSB reviews	$22,000	$22,000
Other charges	—	—
TOTAL	$60,000	$67,000

All above charges were included as an expense to the Company in the respective years listed above.

WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Wireless Xcessories Group, Inc.
1840 County Line Road
Huntingdon Valley, PA 19006

We have audited the accompanying consolidated balance sheets of Wireless Xcessories Group, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2007.  Wireless Xcessories Group Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Xcessories Group, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Marlton, NJ 08053

February 29, 2008

WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006
ASSETS

	2007	2006
CURRENT ASSETS
Cash and cash equivalents	$428,209	$318,922
Investment in Tradable Securities	2,857,880	2,134,992
Accounts receivable (net of allowance for doubtful accounts of $ 90,280 and $89,205, respectively	1,679,984	1,872,582
Inventories	2,472,724	2,088,346
Prepaid expenses and other assets	255,058	260,220
Current portion of deferred income taxes	129,531	127,535
Advances to foreign manufacturer under distributor agreement	—	286,616
Federal and State prepaid taxes	121,990	134,665

Total current assets	7,945,376	7,223,878

PROPERTY AND EQUIPMENT – Net	288,692	339,738
INVESTMENTS	39,815	259,429
LONG-TERM PORTION OF DEFERRED
INCOME TAXES	167,095	168,930
OTHER ASSETS	37,230	37,230

Total assets	$8,478,208	$8,029,205

The accompanying notes are an integral part of these consolidated financial statements.

WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
DECEMBER 31, 2007 AND 2006

LIABILITIES AND STOCKHOLDERS’ EQUITY
	2007	2006
CURRENT LIABILITIES
Accounts payable	$677,314	$792,141
Accrued payroll and related benefits	147,694	133,921
Other accrued expenses	106,051	28,535

Total current liabilities	931,059	954,597

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.001, 1,000,000 shares authorized, no shares issued or outstanding
Common stock, par value $.001, 10,000,000 shares authorized, 5,373,080 issued in both 2007 and 2006	5,373	5,373
Additional paid-in capital	11,477,844	11,453,604
Accumulated deficit	(3,156,090)	(3,640,872)
Treasury stock, at cost, 985,409 and 958,958 shares, respectively	(779,978)	(743,497)

Total stockholders’ equity	7,547,149	7,074,608

Total liabilities and stockholders’ equity	$8,478,208	$8,029,205

The accompanying notes are an integral part of these consolidated financial statements.

WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Net sales	$22,503,288	$22,869,199
Cost of sales	14,845,538	15,479,073

Gross profit	7,657,750	7,390,126
Selling, general and administrative expenses	(6,751,031)	(6,310,499)

Income from operations	906,719	1,079,627
Other Income (Expense):
Unrealized (Loss) gains on Tradable Securities	(221,720)	122,550
Dividend income and Capital Gains Distributions	175,194	106,187
Interest income	6,866	11,079

Income before Income taxes	867,059	1,319,443
Income tax expense	382,277	129,939

Net Income	$484,782	$1,189,504

Earnings per common share –
Basic: Net Income	$0.11	$0. 27

Diluted: Net Income	$0.11	$0. 26

Weighted average number of common shares outstanding – Basic	$4,415,727	$4,464,710
Weighted average number of common shares outstanding – Diluted	$4,565,508	$4,627,940

The accompanying notes are an integral part of these consolidated financial statements.

WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common Stock		Paid-in	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	equity
Balance December 31, 2005	5,343,080	$5,343	$11,411,124	$(4,830,376)	(861,385)	$(413,072)	$6,173,019

Stock Issued	30,000	30	42,480		2,427	5,000	47,510

Net Income				1,189,504			1,189,504

Stock repurchased					(100,000)	(335,425)	(335,425)
Balance December 31, 2006	5,373,080	$5,373	$11,453,604	$(3,640,872)	(958,958)	$(743,497)	$7,074,608

Net Income				484,782			484,782

Stock issued			24,240		13,476	24,125	48,365

Stock repurchased					(39,927)	(60,606)	(60,606)
Balance December 31, 2007	5,373,080	$5,373	$11,477,844	$(3,156,090)	(985,409)	$(779,978)	$7,547,149

The accompanying notes are an integral part of these consolidated financial statements.

WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
OPERATING ACTIVITIES:
Net Income	$484,782	$1,189,504
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized Losses on Investments	219,614	—
Unrealized Gains on Tradable Securities	(3,775)	(122,550)
Depreciation and amortization	160,124	209,259
Provision for doubtful accounts	74,400	90,677
Common Stock issued to Directors, Officer and employees	44,240	47,510
Common Stock issued to Consultants	4,125	—
Deferred Income taxes	(161)	(195,587)
Changes in assets and liabilities:
Tradable Securities	(719,113)	(102,071)
Accounts Receivable	118,198	(230,442)
Inventories	(384,378)	10,021
Prepaid expenses and other assets	304,453	(339,792)
Accounts payable and accrued expenses	(23,538)	(198,456)

Net cash provided by operating activities	278,971	358,073

INVESTING ACTIVITIES:
Purchases of property and equipment, net	(109,078)	(217,618)
Investment in common stock of foreign distributor	—	(259,429)

Net cash (used in) investing activities	(109,078)	(477,047)

The accompanying notes are an integral part of these consolidated financial statements.

WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
FINANCING ACTIVITIES:
Repurchase of common stock	$(60,606)	$(335,425)

Net cash (used) in financing activities	(60,606)	(335,425)

NET INCREASE DECREASE) IN CASH AND
CASH EQUIVALENTS	109,287	(454,399)

CASH & CASH EQUIVALENTS - BEGINNING OF YEAR	318,922	773,321

CASH AND CASH EQUIVALENTS - END OF YEAR	$428,209	$318,922

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during year for:
Income taxes	$363,000	$562,182

Supplemental Disclosure of Non-Cash Activity:
Common Stock issued to Directors, Officer and Employee	$44,240	$47,510

Common Stock issued to Consultants	$4,125	$—

The accompanying notes are an integral part of these consolidated financial statements.

WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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
DECEMBER 31, 2007 AND 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company maintains a reserve for potential credit losses. In 2006 and 2007 the Company had one Customer accounted for 6.5% and 5.2% of sales, respectively. No other customers in either 2006 or 2007 accounted for more than 5% of net sales.

In 2007, the Company purchased approximately 55% of its products from foreign sources, principally the Far East and 45% from domestic sources. One Foreign vendor accounted for approximately 22% of total purchases in 2007. No other vendor accounted for 10% or more of our purchases in 2007.

A Far East supplier accounted for approximately 26.7% of total purchases in 2006. No other vendor accounted for 10% or more of our purchases in 2006.

Inventories- Inventories, which consist solely of finished goods, are carried at the lower of cost, determined on a first-in, first-out basis (FIFO), or market value.

Property and Equipment- Property and equipment are stated at cost. Additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation and amortization of property and equipment is calculated under the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives are five to seven years for furniture and fixtures and three to ten years for machinery and equipment. Leasehold

WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

improvements are amortized over the shorter of their estimated useful lives or the terms of their leases. Depreciation and amortization expense was $ 160,124 and $209,259 in 2007 and 2006 respectively, and is included in selling, general and administrative expense in the consolidated statements of operations.

Revenue Recognition -- Revenue is recognized at the point of shipment in accordance with our standard shipping terms which is FOB shipping point, which includes all groups of products and services we provide to our Customers. Any shipment not in accordance with our standard shipping terms would recognize revenue at the point of destination.

 We uniformly warrant most of our products from defectives and provide limited stock rotation rights on selected product within 60 days of purchase from our Customers. The Company total percentage of Customer returns is less than 3.0% of its net sales and the Company provides reserves and allowances to provide for this exposure, which are applied against net sales.

Shipping and Handling Fees- the Company records revenues derived from shipping and handling in net sales and the costs associated with shipping and handling in cost of sales.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial reporting basis and tax basis of assets and liabilities, measured using enacted tax rates. The impact of changes in tax rates is reflected in income in the period in which the change is enacted.

Earnings per share- Basic earning per share (EPS) is computed using the weighted average number of common shares outstanding for the period while diluted EPS is computed assuming conversion of all dilutive securities such as options.

WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Included below is a reconciliation of shares for the basic and diluted EPS computations.

	2007	2006
Basic EPS Shares	4,415,727	4,464,710
Dilutive effect of stock options	149,781	163,230

Diluted EPS shares	4,565,508	4,627,940

Options to purchase 170,781 and 172,781 shares with exercise prices ranging from $.28 to $4.68 respectively were outstanding at December 31, 2007 and 2006 respectively, which shares were included in the computation of diluted EPS.

Disclosures about Fair Value of Financial Instruments- the carrying values of cash, and cash equivalents, and long-term debt approximate their respective fair values.

Employee Stock Options-The Company applies Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” which recognizes compensation costs based on the intrinsic value of an equity instrument. The Company has applied APB No. 25 to its stock compensation awards to employees and has disclosed the required pro forma effect on net income (loss) income per share in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and has adopted the enhanced disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment of SFAS No. 123” (See Note 5).

WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

RECENTLY ISSUED AND PROPOSED ACCOUNTING STANDARDS

The following are accounting standards adopted or issued in 2007 that could have an impact to our Company.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company on January 1, 2007. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. For 2007, there were no tax positions taken or expected to be taken in a tax return by the company that would require a recognition threshold and a measurement as outlined in this FASB Interpretation No 48.

WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, but it does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 could impact fair values assigned to assets and liabilities in any future acquisition.
Assets and Financial Liabilities-including an amendment of SFAS No. 115,” which permits an entity to measure certain financial assets and financial liabilities at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the first fiscal year beginning after November 15, 2007. At this time, we do not expect to adopt the fair value option for assets and liabilities; however, future events and circumstances may impact that decision.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;
•	Assets that an acquirer does not intend to use will be recorded at fair value reflecting the assets’ highest and best use.
•	Noncontrolling interests (formerly known as “minority interests” — see Statement 160 discussion below) will be valued at fair value at the acquisition date;
•
Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and
•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact of this statement on our financial statements.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests In Consolidated Financial Statements – An Amendment of Accounting Research Bulletin No. 51,” the provisions of which are effective for periods beginning after December 15, 2008. This statement requires an entity to classify noncontrolling interests in subsidiaries as a separate component of equity. Additionally, transactions between an entity and noncontrolling interests are required to be treated as equity transactions. We are currently evaluating the impact of this statement on our financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT - NET

Property and equipment consists of the following:

	DECEMBER 31,
	2007	2006
Machinery and equipment	$511,882	$2,255,911
Furniture and fixtures	396,993	419,979
Leasehold improvements	$253,482	253,482

	$1,162,357	$2,929,372
Less accumulated depreciation
and amortization	$(873,665)	$(2,589,634)

Property and equipment, net	$288,692	$339,738

WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 2-  PROPERTY AND EQUIPMENT – NET CONTINUED

During the 2007 year the Company retired $1,876,094 of Assets with accumulated depreciation of $ 1,876,094, a net book value of $ 0.

NOTE 3 - INVESTMENTS

In August 2006, the Company purchased 28,500 shares of stock in Anycom Technologies A.G. “Anycom” Monchengladbach, Germany, at 7 Euros per share for a total investment of approximately $259,000 in US dollars.  The approximate market value of the investment in U.S dollars on February 29, 2008 was $ 43,690 based on the closing price of the stock on February 29, 2008.

NOTE 4 - STOCKHOLDERS’ EQUITY

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

WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006

NOTE 4 - STOCKHOLDERS’ EQUITY (CONTINUED)

On December 5, 2007, the Board authorized a Company Stock buy back program for a one year period which expires on December 4, 2008 whereby management may make purchases from time to time on the open market at prevailing prices or in privately negotiated transactions of a total of up to 200,000 shares of its Common Stock. Under this program the Company purchased 39,927 shares at an average of $ 1.52 per share or a total cost of approximately $ 60,606 under this program.

STOCK OPTIONS- The Company, on June 6, 1995, adopted the Company’s Stock Option Plan (the “Plan”), which as amended in December 1995, authorizes the Board of Directors or a Stock Option Committee appointed by the Board to grant up to 250,000 qualified stock options and non-qualified stock options to officers and key employees, directors, and independent consultants. Directors who are not employees and consultants are eligible only to receive non-qualified stock options.

In 2000, the stockholders of the Company approved an amendment to the Plan increasing the number of shares reserved for issuance by 400,000 to an aggregate of 1,000,000 under the Plan. In addition in 2000, the Company granted, under the Plan, ten-year options to purchase an aggregate of 138,500 shares of Common Stock to directors and employees of the Company. In 2001, the Company granted, under the Plan, ten-year options to purchase a total of 65,000 shares of Common Stock at $.375 per share to the directors of the Company. In 2002, the Company granted, under the plan, ten-year options to purchase a total of 51,000 shares of Common Stock at $0.28 per share to the directors of the Company. In 2003, the Company did not grant any options under the plan. In December, 2004, a Director of the Company exercised a total of 33,000 options from three different issuances at their respective fair market value’s at their respective date of issuance totaling at an average price of $.67 per share.

In 2005, the Company granted, under the plan, 10-year options totaling 2,427 shares to each of its four non-employee directors at $2.06 per share and 10,000 shares at $4.68 to Dan Kenderdine, the Company’s Facility Director and warehouse manager and husband of Company Officer Dawn Kenderdine and 2,000 shares to another non officer employee.

WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006

NOTE 4 - STOCKHOLDERS’ EQUITY (CONTINUED)

At December 31, 2007 and 2006, there were no shares available for grant.

The following information pertains to the stock options outstanding for the years ending December 31, 2007:

	Options outstanding		Options exercisable
	Weighted Number Of Shares	Exercisable Average Share Price	Wtd. Avg.Options Shares	Exercise Price

Options outstanding at December 31, 2005	205,208	$1.37	205,208	$1.37
Exercised	(32,427)	$1.46	(32,427)	$1.46

Options outstanding at December 31, 2006	172,781	$1.30	172,781	$1.30
Cancelled	(2,000)	$4.68	(2,000)	$4.68

Options outstanding at December 31, 2007	170,781	$1.31	170,781	$1.31

WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006

NOTE 4 - STOCKHOLDERS’ EQUITY (CONTINUED)

The following table summarizes information as of December 31, 2007 concerning currently outstanding and exercisable options:

Options outstanding and exercisable
Weighted Average Remaining Contractual Life

Range of Exercise Price	Number Outstanding	Weighted Average Life (Years)	Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.28-$3.75	80,000	3.7	$0.33	80,000	$0.33
$1.01-$200	62,500	2.2	$1.41	62,500	$1.42
$2.06-$2.06	7,281	7.1	$2.06	7,281	$2.06
$4.01-$5.00	21,000	4.9	$4.57	21,000	$4.55

The outstanding stock options as of December 31, 2007 vest as follows:

(a) All of the option shares are vested on the date of the grant (10,000 options outstanding at December 31, 2007)

(a) Half of the options shares are vested on the date of the grant with an additional one-half vesting in the first anniversary there from (133,281 options outstanding at December 31, 2007) or (b) one-fifth of the options shares are vested on the date of grant with an additional one-fifth vesting on the first, second, third, and forth anniversaries there from, respectively (27,500 shares outstanding at December 31, 2007).

As provided for in SFAS No. 123, “According for Stock-Based Compensation,” The Company utilizes the intrinsic value method of expense recognition under APB No.

WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006

NOTE 4 - STOCKHOLDERS’ EQUITY (CONTINUED)

25. Accordingly, no compensation cost has been recognized for the stock option plans as all options have been issued with exercise prices equal to fair market value.
There were no options granted during the years ended December 31 2007 and 2006, respectively.

NOTE 5 - INCOME TAXES

The provision for income taxes on continuing operations consists of:

	2007	2006
Current:
Federal	$285,047	$454,411
State	99,078	77,474

	$384,125	$531,885

Deferred:
Federal	744	(365,771)
State	(2,592)	(36,175)

	$(1,848)	$(401,946)

Total provision
For income taxes	$382,277	$129,939

WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006

NOTE 5 - INCOME TAXES (CONTINUED)

In conformity with SFAS No. 109, deferred tax assets and liabilities are classified based on the financial reporting classification of the related assets and liabilities, which give rise to temporary book/tax differences. Deferred taxes related to the following temporary differences:

	DECEMBER 31,
	2007	2006
Deferred income tax assets:
Accrued compensation	$19,000	$19,000
Unrealized Losses on Investments	83,550	_
Inventory reserve	62,448	101,590
Bad debts reserve	34,306	29,767
Sales returns and allowances	34,262	57,000
Goodwill	170,130	197,430

	$403,696	$404,787

Deduct: Deferred income tax liabilities:
State taxes	$11,585	$12,262
Deferred Revenue	$47,985	$46,569
Depreciation	$47,500	$28,500

	$296,626	$317,456

Deduct: Valuation allowance	—	$20,991

Net deferred tax asset	$296,626	$296,465

WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006

NOTE 5 - INCOME TAXES (CONTINUED)

The effective income tax rate varied from the U.S. Federal statutory tax rate as follows:

	2007	2006
Statutory income tax rate	34.0%	34.0%
State income taxes, net of
Federal tax benefit	5.3	4.7
Meals and entertainment	0.1	0.1
Prior years state tax audit net of federal tax benefit.	2.2	—
Other	2.4	1.5
Valuation allowance	—	(30.5)
Effective tax rate	44.0%	9.8%

As of December 31, 2007 the Company has fully utilized all its federal and state net operating loss carry forwards. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary difference, which has included operating loss carry forwards. In 2006, The Company provided a valuation allowance of $20,991, which it applied against its deferred tax asset balance of $317,456, leaving a balance of $296,465, which is classified as a current asset for financial presentation purposes.

In 2006, The Company based on the past two years profitable operation ( 2006 and 2005) reduced the valuation allowance by $195,583 which represents the reduction in the Deferred tax assets from December 31, 2006 to December 31, 2005.

In 2007, The Company did not feel a valuation allowance was required to offset any of the balance in its Deferred tax Asset totaling $296,626.

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
DECEMBER 31, 2007 AND 2006

NOTE 5- CONTINGENCIES (CONTINUED)

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

2008	$480,618
2009	$161,494
Thereafter	—

Total:	$642,112

Rent expense all operating leases for the years ended December 31, 2007 and 2006 was $380,247 and 364,367, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS
We employ Susan Rade, wife of Stephen Rade, current CEO, as a high volume and senior sales person with certain administrative functions. In this role, Mrs. Rade earns the bulk of her compensation as part of our sales incentive commission programs earning $183,042 in both the twelve months December 31, 2007 and 2006 respectively, including draws, commission and a $36,000 salary for administrative duties.

We employ Dan Kenderdine, husband of Dawn Kenderdine our Vice President, as our Facilities Manager since mid 2004. Mr. Kenderdine earns the bulk of his compensation from salary and bonuses earning $64,895 for the year ended December 31, 2007 and $ 52,273 for the year ending December 31, 2006.

WIRELESS XCESSORIES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006

NOTE 8 - SEGMENT DISCLOSURE

The Company effectively operates in one business segment, the Wireless Products Segment, which distributes cellular telephone accessory products including batteries, chargers, and antennas throughout North America. The Wireless Products Segment is headquartered in Huntingdon Valley, Pennsylvania. All revenue and essentially all long-lived assets were related to operations in the United States as of and for the years ended December 31, 2007, and 2006.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

(b) On Sept. 1, 2004 we filed a Form 8-K relating to the Board of Director approval of an increase in the amount of shares authorized to be repurchased under the Company’s stock Buy Back program to 1,250,000 shares at a cost not to exceed $500,000.

(c) On December 7, 2005, the Board of Directors of the Registrant has authorized the repurchase of up to 250,000 shares of the Registrant’s common stock at a total cost not to exceed $1,000,000. The stock repurchase program will expire on December 7, 2006.

(d) On DECEMBER 5, 2007, THE Board of Directors of the registrant has authorized the repurchase of up to 200,000 sharers of its Company stock effective December 5, 2007. The stock repurchase program will expire on December 4, 2008.

(e) On March 25, 2008, The Company filed an 8k, announcing the Resignation of Mr. Bradley Mac Donald as a member of the Board of Directors of Wireless Xcessories Group, Inc and Chairman of its Audit committee effective March 12, 2008. Mr. Mac Donald cited his desire to reduce his work load, and in particular, his numerous outside business commitments as the reason for his resignation.

NUMBER

3.1	Certificate of Incorporation of Company and amendments thereto*
3.2	By-Laws*
4.1	Form of Common Stock Certificate*
4.2	Form of Warrant*
10.1	Warrant Agreement related to Redeemable Stock Purchase Warrants*
10.2	Form of Purchase Option issued to underwriter of initial public offering*
10.3	Form of Preferred Stock, Series A Certificate*
10.4	1995 Stock Option Plan of Company*
10.5	Forms of Option Agreement under the Plan
10.6	Option issued to Mr. Robert W. Tauber*
10.7	Management Services Agreement between the Company and Founders ManagementServices, Inc., as amended*
10.8	Lease between Advanced Fox Antenna, Inc. and Rade Limited Partners*
10.9	Registration Rights Agreement between the Company and Messrs. Tauber andRade*
10.10
Revolving Credit, Term Loan and Security Agreement, dated January 6, 1997among IBJ Schroder Bank & Trust Company as Agent and the Company, Advanced Fox Antenna, Inc., Tauber Electronics Inc., Battery Acquisition Corp., Specific Energy Corporation, Battery Network, Inc. and W.S.Battery & Sales Company, Inc.**

10.11	Amendment No. 1 and Joinder Agreement dated __________ among the Company, certain of its affiliates and IBJ Schroder Bank & Trust Company***
10.12	Waiver and Amendment to Revolving Credit, Term Loan and Security Agreement dated __________ by and among the Company, certain of its affiliates and IBJ Schroder Bank & Trust Company****
10.13	Waiver and Amendment to Revolving Credit, Term Loan and Security Agreement dated __________ by and among the Company, certain of its affiliates and IBJ Schroder Bank & Trust Company*****
10.14	Asset Purchase Agreement dated Jan 26, 2000 with respect to the sale of substantially all of the assets of Tauber Electronics, Inc.******
10.15	Agreement and Plan of Merger dated February 28, 2001, by and among Wireless Xcessories Group, Inc., Accessory Solutions.com Inc., Advanced Fox Antenna, Inc. and Cliffco of Tampa Bay.
10.16	Waiver and Amendment to Revolving Credit, Term Loan and Security Agreement dated March 30, 2001 by and among the Company, certain of its affiliates and IBJ Schroder Bank & Trust Company
10.17	Form of Warrant issued to each of Warren H. Haber and John L. Teeger** List of Subsidiaries
31.1	Certification Pursuant to Rule 13a-14 and 15d-14 of The Securities and Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a-14 and 15d-14 of The Securities and Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

* Filed as an exhibit to the Company’s Registration Statement on Form S-1(File No. 33-80939) and incorporated by reference thereto.
** Filed as an exhibit to the Company’s Current Report on Form 8-K for January 7, 1997 and incorporated by reference thereto.
*** Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1997 and incorporated by reference thereto.
**** Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated by reference hereto.
***** Filed as an exhibit to the Company’s Quarterly Report for the three months ended June 30, 1998 and incorporated by reference thereto.
****** Filed as an exhibit to the Company’s Current Report on Form 8-K for January 27, 2000 and incorporated by reference thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIRELESS XCESSORIES GROUP, INC.

Date: March 28, 2008	By:	/s/ Stephen Rade
Stephen Rade
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Stephen Rade	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	March 28, 2008
Stephen Rade

/s/ Ronald E. Badke	Chief Financial Officer and Secretary (Principal Financial Officer)	March 28, 2008
Ronald E. Badke

/s/ Christopher F. McConnell	Director	March 28, 2008
Christopher F. McConnell

/s/ Allan Kalish	Director	March 28, 2008
Allan Kalish

/s/ Christopher C. Cole	Director	March 28, 2008
Christopher C. Cole